Form 10-Q
period 1995-09-30
HEALTHCARE ACQUISITION CORP
filed 1996-05-15
CIK 944763

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended September 30, 1995    Commission File Number 0-26538


                          HEALTHCARE ACQUISITION CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     65-0572565
- - -----------------------------------------------------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer Identification
Incorporation or Organization)                                        Number)



2365 N.W. 41st Street, Boca Raton, Florida                      33431
- - -----------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

  Registrant's Telephone Number, Including Area Code:      (407) 994-3531


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes              No   X
                               -------         ------
         The number of shares of Common Stock outstanding as of September 30, 1995 was 425,000.

                         HEALTHCARE ACQUISITION CORP.
                   (A CORPORATION IN THE DEVELOPMENT STAGE)

                                BALANCE SHEET

                                         ASSETS                                                        SEPTEMBER 30, 1995
                                                                                                       ------------------
Current assets:
         Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     $  42,089
                                                                                                                ---------

Deferred registration costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       183,791
Deferred financing costs net of amortization  . . . . . . . . . . . . . . . . . . . . . . .                        18,308
Organization costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         5,171
                                                                                                                ---------
                 TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .                     $ 249,359
                                                                                                                =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Bridge notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     $ 186,464
         Reimbursable expenses due to stockholder . . . . . . . . . . . . . . . . . . . . .                         3,399
         Accrued interest on notes payable  . . . . . . . . . . . . . . . . . . . . . . . .                         7,667
         Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        30,663
                                                                                                                ---------
                 TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .                     $ 228,193
                                                                                                                ---------

Commitment

Stockholders' Equity:
         Preferred stock, $.001 par value--shares authorized 1,000,000;
                 none issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           ---
         Common stock, $.001 par value--shares authorized 20,000,000;
                 issued and outstanding 425,000   . . . . . . . . . . . . . . . . . . . . .                           425
         Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        44,575
         Deficit accumulated during the development stage . . . . . . . . . . . . . . . . .                       (23,834)
                                                                                                                ---------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        21,166
                                                                                                                ---------

                                                                                                                $ 249,359
                                                                                                                =========


    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS


                                                                               March 21, 1995     Three Months
                                                                               (Inception) to        ended
                                                                               September 30,      September 30,
                                                                                    1995              1995
                                                                              ----------------   ---------------
Expenses:
        Amortization of financing costs on notes payable  . . . . . . .          $ 15,206           $ 10,137
        Interest    . . . . . . . . . . . . . . . . . . . . . . . . . .             7,667              5,111
        Miscellaneous expenses  . . . . . . . . . . . . . . . . . . . .               961                409
                                                                                 --------           --------

Net loss for the period . . . . . . . . . . . . . . . . . . . . . . . .          $(23,834)          $(15,657)
                                                                                 ========           ========

Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . . . .          $  (0.06)          $  (0.04)
                                                                                 ========           ========

Weighted average common shares outstanding  . . . . . . . . . . . . . .           425,000            425,000
                                                                                 ========           ========


    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENT OF CASH FLOWS
                MARCH 21, 1995 (INCEPTION) TO SEPTEMBER 30, 1995


Cash flows from operating activities:
        Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        $ (23,834)
                                                                                                               ---------

Adjustments to reconcile net loss to net cash provided by operating activities:
        Amortization of deferred financing costs  . . . . . . . . . . . . . . . . . . .                           15,206

        Increase in:
        Accrued interest on notes payable   . . . . . . . . . . . . . . . . . . . . . .                            7,667
                                                                                                               ---------

        Total adjustments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           22,873
                                                                                                               ---------

        Net cash (used in) operating activities   . . . . . . . . . . . . . . . . . . .                             (961)
                                                                                                               ---------

Cash flows from financing activities:
        Proceeds from bridge notes payable  . . . . . . . . . . . . . . . . . . . . . .                          200,000
        Advances from stockholders    . . . . . . . . . . . . . . . . . . . . . . . . .                            8,000
        Repayments to stockholders  . . . . . . . . . . . . . . . . . . . . . . . . . .                           (8,000)
        Proceeds from sale of common stock to founding stockholders   . . . . . . . . .                           25,000
        Deferred registration and financing costs   . . . . . . . . . . . . . . . . . .                         (176,779)
        Organization costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (5,171)
                                                                                                               ---------

        Net cash provided by financing activities   . . . . . . . . . . . . . . . . . .                           43,050
                                                                                                               ---------

        Net increase in cash and balance end of period  . . . . . . . . . . . . . . . .                        $  42,089
                                                                                                               =========

Supplemental disclosure of non-cash transactions:

         Deferred registration costs of $30,663 and $3,399 are included in accrued expenses and due to stockholder, respectively.


    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                         NOTES TO FINANCIAL STATEMENTS


         The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.

         The results of operations for the period of March 21, 1995 (inception) to September 30, 1995 are not necessarily indicative of the results of operations for the period March 21, 1995 (inception) to December 31, 1995.


1.       ORGANIZATION AND BUSINESS OPERATIONS

                 Healthcare Acquisition Corp. ("Company") was incorporated in Delaware on March 21, 1995 with the objective of acquiring or merging with an operating business in the healthcare industry. The Company's founding directors and advisors purchased 425,000 common shares, $.001 par value, in April 1995. The Company has selected December 31 as its fiscal year-end.

                 The Company's ability to commence operations is contingent upon obtaining adequate financial resources through a proposed public offering ("Proposed Offering") which is discussed in Note 4. The Company's management has broad discretion with respect to the specific application of the net proceeds of such offering, although substantially all of the net proceeds of such offering are intended to be generally applied toward consummating a business combination with an operating business engaged in the healthcare industry ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, after payment of certain amounts to the underwriter, ninety percent (90%) of the estimated proceeds, or $4.86 per share held by the Public Stockholders (as defined below) will be held in a trust account ("Trust Fund") and invested in government securities until the earlier of: (i) the consummation of a Business Combination; or (ii) liquidation of the Company. The remaining proceeds (10%) may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses in addition to other expenses.

                 The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. All of the Company's stockholders immediately prior to the Proposed Offering, including all of the officers, directors and the advisors of the Company ("Initial Stockholders"), have agreed to vote the shares of common stock owned by them as of the effective date of the Proposed Offering in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, this voting safeguard will no longer be applicable.

                 With respect to the first Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his shares into cash. The per-share conversion price will equal the amount in the Trust Fund as of the record date of determination of stockholders entitled to vote on the Business Combination divided by the number of shares held by Public Stockholders. The Company will not consummate a Business Combination if 20% or more in interest of the Public Stockholders exercise their conversion rights. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may have their shares converted to cash in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Fund computed without regard to shares held by Initial Stockholders.

                 The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Proposed Offering, or 24 months from the consummation of the Proposed Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per-share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Proposed Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Proposed Offering discussed in Note 4).

2.       SUMMARY OF ACCOUNTING POLICIES

         DEFERRED FINANCING COSTS

                 Costs incurred in connection with the Company's initial bridge financing are being amortized over the term of the notes.

         NET LOSS PER SHARE

                 Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Warrants to purchase 400,000 shares of common stock (Note 5) are anti-dilutive and are excluded from the calculation.

3.       DEFERRED REGISTRATION AND FINANCING COSTS

                 As of September 30, 1995, the Company has incurred deferred registration costs of $183,791, relating to expenses incurred in connection with the Proposed Offering, and deferred financing costs of $27,050 ($18,308 net of amortization) related to the financing discussed in Note 5. Upon consummation of the Proposed Offering, the deferred registration costs will be charged to equity and the deferred financing costs will be charged to operations. Should the Proposed Offering prove to be unsuccessful, the deferred registration costs will also be charged to operations, along with additional expenses to be incurred.

4.       PROPOSED PUBLIC OFFERING

                 The Proposed Offering calls for the Company to offer for public sale up to 1,700,000 units ("Units"). Each Unit consists of one share of the Company's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 during the period commencing on the later of one year from the effective date of the Proposed Offering or the consummation of a Business Combination and ending seven years from the effective date of the Proposed Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice at any time, only in the event that the last sale price of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given.


5.       BRIDGE NOTES PAYABLE

                 In May 1995, the Company issued an aggregate of $200,000 of promissory notes to certain accredited investors. These notes bear interest at the rate of 10% per annum and are due on the earlier of July 1996 or the consummation of the Company's initial public offering. In addition, the investors were issued warrants to purchase 400,000 shares of common stock (valued at $20,000) which have been accounted for as a debt discount increasing the effective interest rate to 19%. These warrants are identical to the Warrants discussed in Note 4, except that they are not redeemable by the Company until 90 days after the consummation of a Business Combination.

         6.      RELATED PARTY TRANSACTIONS

                 The Company presently occupies office space provided by MedVest, Inc., an affiliate of John H. Abeles, M.D., the President, Chief Executive Officer and a director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Healthcare Acquisition Corp. (the "Company") is a newly organized "Special Purpose Acquisition Company," the objective of which is to acquire or merge with an operating business in the Healthcare Industry (a "Business Combination"). The Company was incorporated on March 21, 1995. The Initial Stockholders paid an aggregate of $25,000 for a total of 425,000 shares of Common Stock and have agreed to contribute an additional $25,000 to the Company if it liquidates prior to the consummation of a Business Combination. To date, the Company's efforts have been limited to organizational activities.

         In May 1995, the Company consummated a Bridge Financing in order to pay certain organizational expenses, the costs of such Bridge Financing and certain costs of the Company's proposed initial public offering ("IPO"). Six Bridge Investors loaned an aggregate of $200,000 to the Company and were issued promissory notes in that amount, bearing interest at the rate of 10% per annum and 400,000 warrants to purchase Common Stock ("Bridge Warrants"). The Bridge Warrants are identical to the warrants to be issued in the IPO except that they are not redeemable by the Company until 90 days after consummation of a Business Combination and the Bridge Investors have agreed not to transfer the Bridge Warrants until after the consummation of a Business Combination and not to exercise them until 90 days after such consummation.

         Prior to the consummation of a Business Combination, substantially all of the Company's working capital will be used to identify, evaluate and select a suitable Target Business and, thereafter, to structure and negotiate a Business Combination with such Target Business. Such working capital needs are expected to be satisfied from the net proceeds of the IPO not deposited in the Trust Fund.


                                   PART II

                              OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits

         27 - Financial Data Schedule (for SEC use only)

(B)      Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


Date: May 12, 1996             HEALTHCARE ACQUISITION CORP.
                                       (Registrant)



                               By: /s/ John H. Ables
                                   -------------------------------
                                   John H. Abeles
                                   President and Treasurer:
                                   (Principal Financial Officer)