Form 10-Q
period 1996-03-31
HEALTHCARE ACQUISITION CORP
filed 1996-05-15
CIK 944763

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarterly Period Ended March 31, 1996     Commission File Number 0-26538


                          HEALTHCARE ACQUISITION CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                              65-0572565
    ---------------------------------------------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification
    Incorporation or Organization)                               Number)


200 East Broward Boulevard, P.O. Box 1900, Fort Lauderdale, Florida       33302
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

   Registrant's Telephone Number, Including Area Code:      (954) 761-2908
                                                            --------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X         No
                              ------          ------

         The number of shares of Common Stock outstanding as of May 13, 1996 was 2,100,000.

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS

                                                                                           December 31,         March 31,
                                    ASSETS                                                     1995                1996
                                    ------                                                 ------------        ------------
 Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 31,562         $  636,882
    Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                    1,145
    U.S. Treasury Bills and Cash held in Trust Fund  . . . . . . . . . . . . . .                                8,083,849
    Deferred registration costs . . . . . . . . . .  . . . . . . . . . . . . . .               184,056
    Deferred financing costs net of amortization. .  . . . . . . . . . . . . . .                12,543
    Organization costs. . . . . . . . . . . . . . .  . . . . . . . . . . . . . .                 5,195              5,195
                                                                                              --------         ----------

           TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $233,356         $8,727,071
                                                                                              ========         ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

 Current liabilities:
    Bridge notes payable. . . . . . . .  . . . . . . . . . . . . . . . . . . . .              $190,726
    Reimbursable expenses due to stockholder . . . . . . . . . . . . . . . . . .                 3,489
    Accrued interest on notes payable. . . . . . . . . . . . . . . . . . . . . .                12,722
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                20,340         $   87,181
                                                                                              --------         -----------

           Total current liabilities . . . . . . . . . . . . . . . . . . . . . .               227,277             87,181
                                                                                              --------          ----------

 Common stock, subject to possible conversion,
    331,999 shares at conversion value.                                                                         1,613,515
                                                                                                               -----------

 Stockholders' equity:
     Preferred stock, $.001 par value - shares
        authorized 1,000,000; none issued
     Common stock, $.001 par value - shares
        authorized 20,000,000; issued and
        outstanding 2,035,000 shares at March 31,
        1996 (including 331,999 shares subject to
        possible conversion) and 375,000 shares
        at December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .                   375              1,703
     Additional paid-in capital . . . . . . . . .  . . . . . . . . . . . . . . .                44,625          7,110,889
     Deficit accumulated during the development
        stage. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (38,921)           (86,217)
                                                                                              --------         ----------

           Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .                 6,079          7,026,375
                                                                                              --------         ----------

           TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $233,356         $8,727,071
                                                                                              ========         ==========


                             The accompanying notes
               are an integral part of the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS


                                                                                   Three Months          March 21, 1995
                                                                                      ended              (Inception) to
                                                                                     March 31,              March 31,
                                                                                       1996                  1996
                                                                              ----------------------   -----------------
Interest Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 17,394                $ 17,394
                                                                                      --------                --------

Expenses:
        Amortization of financing costs on notes payable  . . . . . . .               $ 21,817                $ 47,050
        Interest    . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,824                  16,546
        Miscellaneous expenses  . . . . . . . . . . . . . . . . . . . .                 39,049                  40,015
                                                                                      --------               ---------
        Total Expenses                                                                  64,690                 103,611
                                                                                     ---------               ---------

Net loss for the period . . . . . . . . . . . . . . . . . . . . . . . .               $(47,296)              $ (86,217)
                                                                                      ========               =========

Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . . . .               $  (0.07)                    ---
                                                                                      ========

Weighted average common shares outstanding  . . . . . . . . . . . . . .                700,495                     ---
                                                                                      ========


    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS


                                                                                                March 21,
                                                                                                  1995
                                                                          Three Months         (Inception)
                                                                            Ended                  to
                                                                            March 31,           March 31,
                                                                              1996                1996
                                                                         --------------     --------------
 Cash flows from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    (47,296)       $    (86,217)
                                                                           ------------        ------------
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
          Amortization of deferred financing costs . . . . . . . .               21,817              47,050
          Increase (decrease) in cash from changes in:
             Interest receivable and interest on trust fund                     (17,394)            (17,394)
             investments . . . . . . . . . . . . . . . . . . . . .
             Accrued expenses  . . . . . . . . . . . . . . . . . .               43,126              43,126
             Accrued interest on notes payable . . . . . . . . . .              (12,722)
                                                                           ------------        ------------

                Total adjustments  . . . . . . . . . . . . . . . .               34,827              72,782
                                                                           ------------        ------------

                Net cash (used in) operating
                   activities  . . . . . . . . . . . . . . . . . .              (12,469)            (13,435)
                                                                           ------------        ------------

 Cash flows from investing activities:
    Cash in trust fund . . . . . . . . . . . . . . . . . . . . . .           (8,067,600)         (8,067,600)
                                                                           ------------        ------------

 Cash flows from financing activities:
    Proceeds from public offering,
      net of underwriting discount and
      offering expenses  . . . . . . . . . . . . . . . . . . . . .            8,725,162           8,725,162
    Registration costs . . . . . . . . . . . . . . . . . . . . . .              160,227
    Proceeds from bridge notes payable . . . . . . . . . . . . . .                                  200,000
    Advances from stockholders . . . . . . . . . . . . . . . . . .                                    8,000
    Repayment of bridge notes payable  . . . . . . . . . . . . . .             (200,000)           (200,000)
    Repayments to stockholders . . . . . . . . . . . . . . . . . .                                   (8,000)
    Proceeds from sale of common stock to
      founding stockholders  . . . . . . . . . . . . . . . . . . .                                   25,000
    Financing costs  . . . . . . . . . . . . . . . . . . . . . . .                                  (27,050)
    Organization costs . . . . . . . . . . . . . . . . . . . . . .                                   (5,195)
                                                                           ------------        ------------


            Net cash provided by financing activities  . . . . . .            8,685,389           8,717,917
                                                                           ------------        ------------

 NET INCREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . .              605,320             636,882

 Cash at beginning of period . . . . . . . . . . . . . . . . . . .               31,562               - 0 -
                                                                           ------------        ------------

 CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . .         $    636,882        $    636,882
                                                                           ============        ============

 Supplemental disclosures of noncash
    transactions:
      Registration costs included in accrued expenses  . . . . . .         $     44,055


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

        The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1996. The balance sheet as of December 31, 1995 was extracted from the audited balance sheet appearing in the Company's Form 10-K for the year ended December 31, 1995.

        These statements should be read in conjunction with the Company's financial statements for the period March 21, 1995 (inception) to December 31, 1995 appearing in the Company's Form 10-K for the year ended December 31, 1995.


(NOTE 1) - Organization and Business Operations:


        Healthcare Acquisition Corp. (the "Company") was incorporated in Delaware on March 21, 1995 with the objective of acquiring or merging with an operating business in the healthcare industry. The Company's founding directors and advisors purchased 425,000 common shares, $.001 par value, in April 1995. In January 1996, the stockholders contributed 100,000 shares back to the Company. In addition, in March 1996, the Company effected a 1 2/13 for 1 stock split. The contribution and stock split have been reflected retroactively in the accompanying financial statements. The Company has selected December 31 as its fiscal year-end.

        The Company consummated an initial public offering of its common stock on March 13, 1996 (the "Offering") and raised net proceeds of approximately $7,826,000. On March 25, 1996 and April 10, 1996, the underwriters of the Offering exercised their over-allotment option and the Company received net proceeds of approximately $864,000 and $351,000, respectively. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business engaged in the healthcare industry (the "Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As of March 31, 1996, $8,067,600 or $4.86 per share held by the Public Stockholders (as defined below) is being held in a trust account (the "Trust Fund"), and has been invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses in addition to other expenses.

        The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. All of the Company's stockholders immediately prior to the Offering, including all of the officers, directors and the advisors of the Company (the "Initial Stockholders"), have agreed to vote the shares of common stock owned by them as of the effective date of the Offering in accordance with the vote of the majority in interest of all other stockholders of the Company (the "Public Stockholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, this voting safeguard will no longer be applicable.

        With respect to the first Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his shares into cash. The per share conversion price will equal the amount in the Trust Fund as of the record date of determination of stockholders entitled to vote on the Business Combination divided by the number of shares held by Public Stockholders. The Company will not consummate a Business Combination if 20% or more in interest of the Public Stockholders exercise their conversion rights. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may have their shares converted to cash in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund, computed without regard to shares held by Initial Stockholders.

        The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering.

(NOTE 2) - Net loss per share:

        Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Warrants to purchase shares of common stock are anti-dilutive and are excluded from the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Healthcare Acquisition Corp. (the "Company") is a newly organized "Special Purpose Acquisition Company," the objective of which is to acquire or merge with an operating business in the Healthcare Industry (a "Business Combination"). The Company was incorporated on March 21, 1995. The Initial Stockholders (as hereinafter defined) paid an aggregate of $25,000 for a total of 375,000 shares of Common Stock and have agreed to contribute an additional $25,000 to the Company if it liquidates prior to the consummation of a Business Combination.

        In May 1995, the Company consummated a "Bridge Financing" in order to pay certain organizational expenses, the costs of such Bridge Financing and certain costs of the Company's initial public offering of its securities (the "IPO"). Six Bridge Investors loaned an aggregate of $200,000 to the Company and were issued promissory notes ("Bridge Notes") in that amount, bearing interest at the rate of 10% per annum and 400,000 warrants to purchase shares of Common Stock ("Bridge Warrants"). The Bridge Notes were paid in full with a portion of the proceeds from the IPO which was consummated on March 13, 1996. The Bridge Warrants are identical to the Warrants issued by the Company in the IPO except that they are not redeemable by the Company until 90 days after consummation of a Business Combination and the Bridge Investors have agreed not to transfer the Bridge Warrants until after the consummation of a Business Combination and not to exercise them until 90 days after such consummation.
The resale of the Bridge Warrants and the issuance of the underlying Common Stock ("Bridge Warrant Shares") were registered under the Registration Statement filed with respect to the IPO.

        On March 13, 1996, the Company consummated the IPO and the Company received net proceeds of approximately $7,609,000, after the Company repaid the Bridge Notes, including the interest thereon, and the payment of offering expenses. $7,290,000 of such proceeds were placed in a "Trust Fund" and invested in United States Government Securities. The Company's management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds will be used toward consummating a Business Combination with an operating business in the Healthcare Industry. There is no assurance that the Company will be able to successfully effect a Business Combination. The amounts in the Trust Fund will not be released until the earlier of the consummation of a Business Combination or the liquidation of the Company. The remaining net proceeds will be used to pay for business, legal and accounting due diligence on prospective Target Businesses, and to pay for the general and administrative expenses of the Company, including legal and accounting fees and expenses in connection with the Company's reporting obligations to the Securities and Exchange Commission.

        On March 25, 1996, the underwriters of the IPO exercised a portion of their over-allotment option pursuant to the IPO and the Company received net proceeds of approximately $864,000. From these proceeds, approximately $777,600 has been placed in the Trust Fund and has been invested in government securities.

        On April 10, 1996, the underwriters of the IPO exercised the remaining portion of their over-allotment option and the Company received additional net proceeds of approximately $351,000. From these proceeds, approximately $315,900 has been placed in the Trust Fund and invested in government securities.

        In the event that the Company does not consummate a Business Combination by September 13, 1997 (March 13, 1998 if certain extension criteria are met), the Company will dissolve and will distribute to all the stockholders other than the Initial Stockholders ("Public Stockholders") in proportion to their respective equity interests in the Company, an aggregate sum equal to the amount in the Trust Fund, inclusive of any interest thereon, plus any remaining net assets of the Company. All of the Company's stockholders immediately prior to the IPO ("Initial Stockholders") have waived their respective rights to participate in any liquidation distribution with respect to the shares of Common Stock owned by them immediately prior to the IPO. A Public Stockholder is also entitled to receive funds from the Trust Fund in the event that such stockholder seeks redemption of his shares in connection with a Business Combination which the stockholder votes against and which is actually consummated by the Company.

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

                                    PART II


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On March 4, 1996, pursuant to a written action by a majority of the stockholders, the stockholders agreed to effectuate a 1-2/13 for 1 stock split so that the Initial Stockholders would own 20% of the total shares of common stock outstanding immediately following the consummation of the IPO. Shareholders owning 292,500 shares of common stock approved such action.

        On March 7, 1996, pursuant to a written action by a majority of the stockholders, Messrs. Paul Freiman and Joel Kanter were reelected for a two-year term as members of the Company's Board of Directors. The terms of Dr. John Abeles and Mr. Jay Haft continue until the next annual meeting of the Company's stockholders. Shareholders owning 262,500 shares approved the election of Messrs. Freiman and Kanter for reelection.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


        (a)   Exhibits

              Exhibit 27 - Financial Data Schedule (for SEC use only)

        (b)   Reports on Form 8-K

              Form 8-K filed on March 13, 1996 containing audited financial statements for the Company showing the effect of the consummation of the IPO.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


Date: May 13, 1996                 HEALTHCARE ACQUISITION CORP.
                                           (Registrant)



                                   By:     /s/ John H. Abeles
                                           ----------------------------
                                           John H. Abeles
                                           President and Treasurer:
                                           (Principal Financial Officer)