Form 10-Q
period 1996-06-30
HEALTHCARE ACQUISITION CORP
filed 1996-08-14
CIK 944763

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarterly Period Ended June 30, 1996     Commission File Number 0-26538


                          HEALTHCARE ACQUISITION CORP.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)



            Delaware                                       65-0572565
- -------------------------------------------------------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
 Incorporation or Organization)                                         Number)



200 East Broward Boulevard, P.O. Box 1900, Fort Lauderdale, Florida      33301
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

    Registrant's Telephone Number, Including Area Code:      (954) 761-2908


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---      ---

     The number of shares of Common Stock outstanding as of August 12, 1996 was 2,100,000.

                          HEALTHCARE ACQUISITION CORP.

                           QUARTERLY REPORT FORM 10-Q


                                     INDEX


                                     PART I


Item 1 - Financial statements:                                         3

       Balance Sheets                                                  3

       Statements of Operations                                        4

       Statement of Cash Flows                                         5

       Notes to Financial Statements                                   6

Item 2 - Management's Discussion and Analysis of Financial             8
         Condition and Results of Operations


                                    PART II


Item 6 - Exhibits and Reports on Form 8-K                              9

         Signatures                                                   10


                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS


                                                                     June 30,     December 31,
                             A S S E T S                               1996          1995
                             -----------                             --------     ------------

Current assets:
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  555,332     $ 31,562
 U.S. Treasury Bills and Cash held in Trust Fund. . . . . . . . .   8,509,476
 Prepaid Expenses . . . . . . . . . . . . . . . . . . . . . . . .      62,910
 Deferred registration costs. . . . . . . . . . . . . . . . . . .                  184,056
 Deferred financing costs net of amortization . . . . . . . . . .                   12,543
 Organization costs net of amortization . . . . . . . . . . . . .       4,935        5,195
                                                                   ----------     --------
    T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . .  $9,132,653     $233,356
                                                                   ==========     ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
 Bridge notes payable . . . . . . . . . . . . . . . . . . . . . .                 $190,726
 Reimbursable expenses due to stockholder . . . . . . . . . . . .                    3,489
 Accrued interest on notes payable. . . . . . . . . . . . . . . .                   12,722
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .  $  169,071       20,340
                                                                   ----------     --------
    Total current liabilities . . . . . . . . . . . . . . . . . .     169,071      227,277
                                                                   ----------     --------
Common stock, subject to possible conversion,
 344,999 shares at conversion value.                                1,676,695
                                                                   ----------
Stockholders' equity:
  Preferred stock, $.001 par value - shares
   authorized 1,000,000; none issued
  Common stock, $.001 par value - shares
   authorized 20,000,000; issued and
   outstanding 2,100,000 shares at June 30,
   1996 (including 344,999 shares subject to
   possible conversion) and 375,000 shares
   at December 31, 1995 . . . . . . . . . . . . . . . . . . . . .       1,755          375
 Additional paid-in capital . . . . . . . . . . . . . . . . . . .   7,309,767       44,625
 Deficit accumulated during the development
   stage. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (24,635)     (38,921)
                                                                   ----------     --------
    Total stockholders' equity. . . . . . . . . . . . . . . . . .   7,286,887        6,079
                                                                   ----------     --------
    T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . .  $9,132,653     $233,356
                                                                   ==========     ========

                             The accompanying notes
               are an integral part of the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS


                                       Six Months    March 21, 1995   Three Moths   Three Months   March 21, 1995
                                          Ended      (Inception) to      Ended          Ended      (Inception) to
                                      June 30, 1996  June 30, 1995   June 30, 1996  June 30, 1995  June 30, 1996
                                      -------------  --------------  -------------  -------------  --------------
Interest Income                       $  131,704                     $  114,310                     $ 131,704
                                      ----------                     ----------                     ---------
Expenses:

  General and administrative
   expenses                               91,777        $   552          52,728      $   552           92,743

  Amortization of financing costs
   on notes payable                       21,817          5,069                        5,069           47,050

  Interest                                 3,824          2,556                        2,556           16,546
                                      ----------        -------                      -------         --------

Total Expenses                           117,418          8,177          52,728        8,177          156,339
                                      ----------        -------      ----------      -------         --------

Net Income (Loss) for the period      $   14,286        ($8,177)     $   61,582      ($8,177)        ($24,635)
                                      ==========        =======      ==========      =======         ========

Net Income (Loss) per share           $     0.01         ($0.02)     $     0.03      ($ 0.02)
                                      ==========        =======      ==========      =======

Weighted average common shares
  outstanding                          1,397,033        375,000       2,093,571      375,000
                                      ==========        =======      ==========      =======

    The accompanying notes are an integral part of the financial statements

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS


                                                                                         March 21, 1995   March 21, 1995
                                                                           Six Months     (Inception)      (Inception)
                                                                             Ended             to               to
                                                                            June 30,        June 30,         June 30,
                                                                              1996            1995             1996
                                                                          -----------    --------------   --------------

Cash flows from operating activities:
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .     $   14,286     $  (8,177)      $   (24,635)
                                                                           ----------     ---------       -----------
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Amortization of organization costs. . . . . . . . . . . . . . . . .            260                             260
   Amortization of deferred financing costs                                    21,817         5,069            47,050
   Increase (decrease) in cash from changes in:
    Interest receivable and interest on trust fund investments               (125,976)                       (125,976)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .        (62,910)                        (62,910)
    Accrued interest on notes payable. . . . . . . . . . . . . . . . .        (12,722)        2,556
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .         26,977                          26,977
    Reimbursable expenses due to Stockholder                                                    218
                                                                           ----------     ---------       -----------

     Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .       (152,554)        7,843          (114,599)
                                                                           ----------     ---------       -----------
     Net cash (used in) operating
      activities . . . . . . . . . . . . . . . . . . . . . . . . . . .       (138,268)         (334)         (139,234)
                                                                           ----------     ---------       -----------
Cash flows from investing activities:
 Cash in trust fund. . . . . . . . . . . . . . . . . . . . . . . . . .     (8,383,500)                     (8,383,500)
                                                                           ----------                     -----------
Cash flows from financing activities:
 Proceeds from public offering,
  net of underwriting discount and
  offering expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      9,085,311                       9,085,311
 Registration costs. . . . . . . . . . . . . . . . . . . . . . . . . .        160,227      (143,243)
 Proceeds from bridge notes payable. . . . . . . . . . . . . . . . . .                      200,000           200,000
 Advances from stockholders. . . . . . . . . . . . . . . . . . . . . .                        8,000             8,000
 Repayment of bridge notes payable . . . . . . . . . . . . . . . . . .       (200,000)                       (200,000)
 Repayments to stockholders. . . . . . . . . . . . . . . . . . . . . .                       (8,000)           (8,000)
 Proceeds from sale of common stock to
  founding stockholders. . . . . . . . . . . . . . . . . . . . . . . .                       25,000            25,000
 Financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (20,519)          (27,050)
 Organization costs. . . . . . . . . . . . . . . . . . . . . . . . . .                       (2,554)           (5,195)
                                                                           ----------     ---------       -----------

     Net cash provided by financing activities . . . . . . . . . . . .      9,045,538        58,684         9,078,066
                                                                           ----------     ---------       -----------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . .        523,770        58,350           555,332

Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . .         31,562
                                                                           ----------     ---------       -----------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . .     $  555,332     $  58,350       $   555,332
                                                                           ==========     =========       ===========
Supplemental disclosures of noncash
 transactions:
  Registration costs included in accrued expenses. . . . . . . . . . .     $  121,754     $  31,406       $   142,094
  Financing costs included in accrued expenses . . . . . . . . . . . .                        6,531
  Organization costs included in accrued expenses  . . . . . . . . . .                          525

                             The accompanying notes
               are an integral part of the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                         NOTES TO FINANCIAL STATEMENTS


     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.

     The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1996. The balance sheet as of December 31, 1995 was extracted from the audited balance sheet appearing in the Company's Form 10-K for the year ended December 31, 1995.

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

     The Company consummated an initial public offering of its common stock on March 13, 1996 (the "Offering") and raised net proceeds of approximately $7,826,000. On March 25, 1996 and April 10, 1996, the underwriters of the Offering exercised their over-allotment option and the Company received net proceeds of approximately $864,000 and $351,000, respectively. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business engaged in the healthcare industry (the "Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As of June 30, 1996, $8,383,500 or $4.86 per share held by the Public Stockholders (as defined below) is being held in a trust account (the "Trust Fund"), and has been invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses in addition to other expenses.

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

     On March 25, 1996, the underwriters of the IPO exercised a portion of their over-allotment option pursuant to the IPO and the Company received net proceeds of approximately $864,000. From these proceeds, approximately $777,600 has been placed in the Trust Fund and invested in government securities.

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



Date: August 12, 1996                     HEALTHCARE ACQUISITION CORP.
                                                   (Registrant)



                                          By: /s/ JOHN H. ABELES
                                              -------------------------------
                                              John H. Abeles
                                              President and Treasurer:
                                              (Principal Financial Officer)