Form 10-Q
period 1996-09-30
HEALTHCARE ACQUISITION CORP
filed 1996-11-14
CIK 944763

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarterly Period Ended September 30, 1996    Commission File Number 0-26538
                                                                         -------
                          HEALTHCARE ACQUISITION CORP.
                          ----------------------------
             (Exact Name of registrant as specified in its charter)

            Delaware                              65-0572565
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of       (I.R.S. Employer Identification
  Incorporation or Organization)                   Number)


200 East Broward Boulevard, P.O. Box 1900, Fort Lauderdale, Florida            33301
------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                     (Zip Code)

    Registrant's Telephone Number, Including Area Code:   (954) 761-2908
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

                          Yes    X         No
                               ----           -----

         The number of shares of Common Stock outstanding as of November 11, 1996 was 2,100,000.

                          HEALTHCARE ACQUISITION CORP.

                           QUARTERLY REPORT FORM 10-Q


                                     INDEX

                                                                               PAGE
                                     PART I                                    ----

         Item 1 - Financial statements:                                         3

                 Balance Sheets                                                 3

                 Statements of Operations                                       4

                 Statement of Cash Flows                                        5

                 Notes to Financial Statements                                  6

         Item 2 - Management's Discussion and Analysis of Financial             8
                  Condition and Results of Operations

                                    PART II

         Item 6 - Exhibits and Reports on Form 8-K                              9

                 Signatures                                                    10


                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS

                                                                                        September      December 31,
                                       A S S E T S                                      30, 1996           1995
                                                                                       -------------  --------------
   Current assets:
      Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  383,820        $ 31,562
      U.S. Treasury Bills and Cash held in Trust Fund  . . . . . . . . . . . . . . .      8,617,000
      Prepaid Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41,807
      Deferred registration costs . . . . . . . . . .  . . . . . . . . . . . . . . .                        184,056
      Deferred financing costs net of amortization . . . . . . . . . . . . . . . . .                         12,543
      Organization costs net of amortization. . . . . . . . . . . . . . .  . . . . .          4,675           5,195
                                                                                         ----------        --------

             T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $9,047,302        $233,356
                                                                                         ===========       ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Bridge notes payable. . . . . . . .  . . . . . . . . . . . . . . . . . . . . .                       $190,726
      Reimbursable expenses due to stockholder . . . . . . . . . . . . . . . . . . .                          3,489
      Accrued interest on notes payable. . . . . . . . . . . . . . . . . . . . . . .                         12,722
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   17,559          20,340
                                                                                         ----------        --------

             Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .         17,559         227,277
                                                                                          ---------        --------

   Common stock, subject to possible conversion,
      344,999 shares at conversion value.                                                 1,676,695
                                                                                          ---------

   Stockholders' equity:
       Preferred stock, $.001 par value - shares
          authorized 1,000,000; none issued
       Common stock, $.001 par value - shares
          authorized 20,000,000; issued and
          outstanding 2,100,000 shares at September
          30, 1996 (including 344,999 shares subject to
          possible conversion) and 375,000 shares
          at December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,755             375
       Additional paid-in capital . . . . . . . . .  . . . . . . . . . . . . . . . .      7,309,767          44,625
       Retained earnings (deficit accumulated during the
          development stage) . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41,526         (38,921)
                                                                                          ---------        --------

             Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .      7,353,048           6,079
                                                                                         ----------        --------

             T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $9,047,302        $233,356
                                                                                         ==========        ========

                             The accompanying notes
               are an integral part of the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS


                                   Nine Months       March 21, 1995       Three Months        Three Months       March 21, 1995
                                      Ended          (Inception) to          Ended               Ended           (Inception) to
                               September 30, 1996  September 30, 1995  September 30, 1996  September 30, 1995  September 30, 1996
                               ------------------  ------------------  ------------------  ------------------  ------------------
 Interest Income                         $243,157                               $111,453                                $243,157
                                         --------                               --------                                --------

 Expenses:
    General and administra-               137,069                $961             45,292                 $409            138,035
     tive expenses

    Amortization of                        21,817              15,206                                  10,137             47,050
          financing costs
           on notes payable

    Interest                                3,824               7,667                                   5,111             16,546
                                            -----               -----                                   -----             ------

 Total Expenses                           162,710              23,834             45,292               15,657            201,631
                                          -------              ------             ------               ------            -------

 Net Income (Loss) for the                $80,447            ($23,834)           $66,161             ($15,657)           $41,526
  period                                  =======            ========            =======             ========            =======


 Net Income (Loss) per                   $0.05              ($0.06)             $0.03              ($ 0.04)
 share                                   =====              =======             =====              =======

 Weighted average common
   shares outstanding                   1,633,065             375,000          2,100,000              375,000
                                        =========             =======          =========              =======




    The accompanying notes are an integral part of the financial statements

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS

                                                                                             March 21, 1995     March 21, 1995
                                                                          Nine Months          (Inception)       (Inception)
                                                                            Ended                  to                 to
                                                                         September 30,        September 30,     September 30,
                                                                              1996                 1995               1996
                                                                        ---------------    ----------------   -----------------
 Cash flows from operating activities:
    Net income (loss) . . . . . . . . . . . . .  . . . . . . . . .       $  80,447             $  (23,834)       $    41,526
                                                                         ---------              ----------       -----------
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
          Amortization of organization costs . . . . . . . . . .               520                                       520
          Amortization of deferred financing costs . . . . . . . .          21,817                 15,206             47,050
          Increase (decrease) in cash from changes in:
             Interest receivable and interest on trust fund               (233,500)                                 (233,500)
               investments
             Prepaid expenses . . . . . . . . . . . . . . . . . .          (41,807)                                  (41,807)

             Accrued interest on notes payable. . . . . . . . . .          (12,722)                 7,667

             Accrued expenses . . . . . . . . . . . . . . . . . .            7,219                                     7,219
                                                                         ---------              ---------        -----------

                Total adjustments . . . . . . . . .  . . . . . . .        (258,473)                22,873           (220,518)
                                                                         ---------              ---------        -----------

                Net cash (used in) operating
                   activities. . . . . . . . . . . . . . . . . . .        (178,026)                  (961)          (178,992)
                                                                         ---------              ---------        -----------

 Cash flows from investing activities:
    Cash in trust fund. . . . . . . . . . . . .  . . . . . . . . .      (8,383,500)                               (8,383,500)
                                                                         ---------                               -----------

 Cash flows from financing activities:
    Proceeds from public offering,
      net of underwriting discount and
      offering expenses . . . . . . . . . . . .  . . . . . . . . .       9,113,784                                 8,953,557
    Registration costs. . . . . . . . . . . . .  . . . . . . . . .                               (149,729)
    Proceeds from bridge notes payable. . . . .  . . . . . . . . .                                200,000            200,000
    Advances from stockholders. . . . . . . . .  . . . . . . . . .                                  8,000              8,000
    Repayment of bridge notes payable . . . . .  . . . . . . . . .        (200,000)                                 (200,000)
    Repayments to stockholders. . . . . . . . .  . . . . . . . . .                                 (8,000)            (8,000)
    Proceeds from sale of common stock to
      founding stockholders . . . . . . . . . .  . . . . . . . . .                                 25,000             25,000
    Financing costs . . . . . . . . . . . . . .  . . . . . . . . .                                (27,050)           (27,050)
    Organization costs. . . . . . . . . . . . .  . . . . . . . . .                                 (5,171)            (5,195)
                                                                         ---------              ---------        -----------


            Net cash provided by financing activities. . . . . . .       8,913,784                 43,050          8,946,312
                                                                         ---------              ---------        -----------

 NET INCREASE IN CASH . . . . . . . . . . . . .  . . . . . . . . .         352,258                 42,089            383,820

 Cash at beginning of period. . . . . . . . . .  . . . . . . . . .          31,562
                                                                         ---------              ---------        -----------

 CASH AT END OF PERIOD. . . . . . . . . . . . .  . . . . . . . . .      $  383,820             $   42,089        $   383,820
                                                                        ==========                 ======        ===========

 Supplemental disclosures of noncash
    transactions:
      Registration costs included in accrued expenses and amounts
          due to shareholder. . . . . . . . . . . . . . . . . . .       $   - 0 -                  34,062        $     3,809


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

        The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1996. The balance sheet as of December 31, 1995 was extracted from the audited balance sheet appearing in the Company's Form 10-K for the year ended December 31, 1995.

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

        The Company consummated an initial public offering of its common stock on March 13, 1996 (the "Offering") and raised net proceeds of approximately $7,826,000. On March 25, 1996 and April 10, 1996, the underwriters of the Offering exercised their over-allotment option and the Company received net proceeds of approximately $864,000 and $351,000, respectively. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business engaged in the healthcare industry (the "Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As of September 30, 1996, $8,617,000 or $5.00 per share held by the Public Stockholders (as defined below) is being held in a trust account (the "Trust Fund"), and has been invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses in addition to other expenses.

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

(NOTE 3) - Merger Agreement:

        On November 12, 1996, the Company, Healthcare Acquisition, Inc., a newly formed wholly-owned subsidiary of the Company ("Acquisition"), and Encore Orthopedics, Inc. ("Encore") entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which Acquisition will merge with and into Encore, with Encore being the surviving corporation and becoming a wholly-owned subsidiary of the Company. The consummation of the transactions contemplated by the Merger Agreement are subject, among other conditions, to the prior approval of the stockholders of the Company and Encore.

        The Company will file a Report on Form 8-K with the Securities and Exchange Commission as soon as practicable which will summarize the basic terms and conditions of the Merger Agreement and include the Merger Agreement as an Exhibit.

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


        On November 12, 1996, the Company, Healthcare Acquisition, Inc., a newly formed wholly-owned subsidiary of the Company ("Acquisition"), and Encore Orthopedics, Inc. ("Encore") entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which Acquisition will merge with and into Encore, with Encore being the surviving corporation and becoming a wholly-owned subsidiary of the Company. The consummation of the transactions contemplated by the Merger Agreement are subject, among other conditions, to the prior approval of the stockholders of the Company and Encore.

        The Company will file a Report on Form 8-K with the Securities and Exchange Commission as soon as practicable which will summarize the basic terms and conditions of the Merger Agreement and include the Merger Agreement as an Exhibit.

Item 6.          EXHIBITS

        (a)      Exhibits

                 Exhibit 27.1 -   Financial Data Schedule(for SEC use only).

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



Date: November 7, 1996                     HEALTHCARE ACQUISITION CORP.
                                                   (Registrant)



                                           By: /s/ John H. Abeles
                                               -----------------------------
                                                John H. Abeles
                                                President and Treasurer:
                                                (Principal Financial Officer)