Form 10-Q/A
period 1996-09-30
HEALTHCARE ACQUISITION CORP
filed 1996-12-10
CIK 944763

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended September 30, 1996    Commission File Number  0-26538
                                                                         -------

                          HEALTHCARE ACQUISITION CORP.
                          ----------------------------
             (Exact Name of registrant as specified in its charter)



            Delaware                                     65-0572565
-------------------------------------------------------------------------------
  (State or Other Jurisdiction of              (I.R.S. Employer Identification
  Incorporation or Organization)                                       Number)



200 East Broward Boulevard, P.O. Box 1900, Fort Lauderdale, Florida    33301
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

    Registrant's Telephone Number, Including Area Code:      (954) 761-2908
                                                       -------------------------

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

                          HEALTHCARE ACQUISITION CORP.

                          QUARTERLY REPORT FORM 10-Q/A


                                    INDEX
                                    -----

                                                                    PAGE
                                                                    ----

                                    PART I
                                    ------

Item 1 - Financial statements:                                         3

        Balance Sheets                                                 3

        Statements of Operations                                       4

        Statements of Common Stock, Common Stock
        Subject to Possible Conversion, Preferred Stock,
        Additional Paid-In Capital and Deficit                         5

        Statements of Cash Flows                                       6

        Notes to Financial Statements                                  7


                                   PART II
                                   -------

Item 6 - Exhibits and Reports on Form 8-K                             8

        Signatures                                                    9

Item 1. The financial statements and the related notes thereto contained in the Form 10-Q for the quarter ended September 30, 1996 are hereby amended and restated in their entirety as follows:

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS

                                                                                       September       December 31,
                                      A S S E T S                                      30, 1996            1995
                                      -----------                                    --------------  ----------------
   Current assets:
      Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  383,820        $ 31,562
      U.S. Treasury Bills and Cash held in Trust Fund  . . . . . . . . . . . . . .        8,617,000
      Prepaid Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           41,807
      Deferred registration costs . . . . . . . . . .  . . . . . . . . . . . . . .                          184,056
      Deferred financing costs net of amortization . . . . . . . . . . . . . . . .                           12,543
      Organization costs net of amortization . . . . . . . . . . . . . . . . . . .            4,675           5,195
                                                                                         ----------        --------

             T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $9,047,302        $233,356
                                                                                         ==========        ========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

   Current liabilities:
      Bridge notes payable. . . . . . . .  . . . . . . . . . . . . . . . . . . . .                         $190,726
      Reimbursable expenses due to stockholder . . . . . . . . . . . . . . . . . .                            3,489
      Accrued interest on notes payable. . . . . . . . . . . . . . . . . . . . . .                           12,722
      Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,559          20,340
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   12,000
                                                                                         ----------        --------
             Total current liabilities . . . . . . . . . . . . . . . . . . . . . .           29,559         227,277
                                                                                         ----------        --------

   Common stock, subject to possible conversion,
      344,999 shares at conversion value.                                                 1,723,395
                                                                                         ----------
   Stockholders' equity:
       Preferred stock, $.001 par value - shares
          authorized 1,000,000; none issued
       Common stock, $.001 par value - shares
          authorized 20,000,000; issued and
          outstanding 2,100,000 shares at September
          30, 1996 (including 344,999 shares subject to
          possible conversion) and 375,000 shares
          at December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .            1,755             375
       Additional paid-in capital . . . . . . . . .  . . . . . . . . . . . . . . .        7,309,767          44,625
       Deficit accumulated during the development stage  . . . . . . . . . . . . .          (17,174)        (38,921)
                                                                                         ----------        --------

             Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .        7,294,348           6,079
                                                                                         ----------        --------

             T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $9,047,302        $233,356
                                                                                         ==========        ========

                             The accompanying notes
               are an integral part of the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS

                                  Nine Months          March 21, 1995          Three Months               Three Months
                                      Ended             (Inception) to             Ended                     Ended
                               September 30, 1996     September 30, 1995     September 30, 1996        September 30, 1995
                               ------------------     ------------------     ------------------        ------------------
Interest Income                    $ 243,157                $    0                $111,453                    $    0
                                    --------              --------                --------                  --------

 Expenses:

    General and administra-          137,069                   961                  45,292                       409
     tive expenses

    Amortization of                   21,817                15,206                   0                        10,137
          financing costs
           on notes payable

    Interest                           3,824                 7,667                   0                         5,111
                                       -----                 -----               ---------                     -----

 Total Expenses                      162,710                23,834                  45,292                    15,657
                                     -------                ------                  ------                    ------

 Income (Loss) before                 80,447               (23,834)                 66,161                   (15,657)
 provision for income taxes


 Provision for income taxes           12,000                  0                     12,000                      0
                                      ------              --------                  ------                  --------


 Net Income (Loss) for the           $68,447              ($23,834)                $54,161                  ($15,657)
 period                              =======              ========                 =======                  ========



 Net Income (Loss) per share          $ 0.04                ($0.06)                  $0.03                    ($0.04)
                                       =====               =======                   =====                   =======

 Weighted average common
 shares outstanding                1,633,065               375,000               2,100,000                   375,000
                                   =========               =======               =========                   =======


                             March 21, 1995
                             (Inception) to
                           September 30, 1996
                           ------------------
 Interest Income               $243,157
                               --------

 Expenses:

    General and administra-     138,035
     tive expenses

    Amortization of              47,050
          financing costs
           on notes payable

    Interest                     16,546
                                 ------

 Total Expenses                 201,631
                                -------

 Income (Loss) before            41,526
 provision for income taxes


 Provision for income taxes      12,000
                                 ------


 Net Income (Loss) for the      $29,526
 period                         =======



 Net Income (Loss) per share


 Weighted average common
 shares outstanding


         The accompanying notes are an integral part of the financial statements

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

    STATEMENTS OF COMMON STOCK, COMMON STOCK SUBJECT TO POSSIBLE CONVERSION,
            PREFERRED STOCK, ADDITIONAL PAID-IN CAPITAL AND DEFICIT

      FOR THE PERIOD FROM MARCH 21, 1995 (INCEPTION) TO SEPTEMBER 30, 1996


                                                                               Common Stock,
                                                                                Subject to
                                                     Common Stock           Possible Conversion          Preferred Stock
                                                     ------ -----           -------------------          ---------------
                                                 Number                   Number                       Number
                                                Of Shares   Amount       of Shares    Amount          of Shares   Amount
                                                ---------   ------       ---------    ------          ---------   ------
 Original Issuance of common stock
    $.07 per share . . . . . . . . . . . . .      375,000        $375


 Issuance of warrants, May 16, 1995  . . . .

 Net loss for the period . . . . . . . . . .
                                                --------      -------



 Balance, December 31, 1995  . . . . . . . .      375,000         375


 Sale of 1,725,000 units, net of
    underwriting discount offering expenses.    1,380,001       1,380        344,999    $1,676,695



 Accretion to redemption value of common                                                    46,700
     stock subject to possible conversion

 Net income for the period . . . . . . . . .
                                                --------      -------       --------



 BALANCE, September 30, 1996 . . . . . . . .    1,755,001      $1,755        344,999    $1,723,395       - 0 -        - 0 -
                                                =========      =======       =======    ==========   ===========   ==========


                                                                    Deficit
                                                                  Accumulated
                                                   Additional     During the
                                                    Paid-In       Development
                                                    Capital          Stage
                                                    -------      -------------
 Original Issuance of common stock
    $.07 per share . . . . . . . . . . . . .          $24,625


 Issuance of warrants, May 16, 1995  . . . .          $20,000

 Net loss for the period . . . . . . . . . .                         ($38,921)
                                                   ----------        ---------


 Balance, December 31, 1995  . . . . . . . .           44,625         (38,921)


 Sale of 1,725,000 units, net of
 underwriting                                       7,265,142
    discount offering expenses . . . . . . .


 Accretion to redemption value of common                              (47,600)
     stock subject to possible conversion

 Net income for the period . . . . . . . . .                            68,447
                                                   ----------       ----------


 BALANCE, September 30, 1996 . . . . . . . .       $7,309,767        $(17,174)
                                                   ==========        =========


         The accompanying notes are an integral part of the financial statements

                          HEALTHCARE ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS

                                                                                             March 21, 1995     March 21, 1995
                                                                          Nine Months          (Inception)       (Inception)
                                                                            Ended                  to                 to
                                                                        September 30,       September 30,       September 30,
                                                                              1996               1995                 1996
                                                                        ---------------     --------------    -----------------
 Cash flows from operating activities:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . .          $     68,447        $   (23,834)        $     29,526
                                                                           ------------        -----------         ------------
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
          Amortization of organization costs  . . . . . . . . . .                   520                                     520
          Amortization of deferred financing costs. . . . . . . .                21,817             15,206               47,050
          Increase (decrease) in cash from changes in:
             Interest receivable and interest on trust fund
               investments  . . . . . . . . . . . . . . . . . . .              (233,500)                               (233,500)
             Prepaid expenses . . . . . . . . . . . . . . . . . .               (41,807)                                (41,807)

             Accrued interest on notes payable. . . . . . . . . .               (12,722)             7,667

             Accrued expenses . . . . . . . . . . . . . . . . . .                 7,219                                   7,219
             Income taxes payable . . . . . . . . . . . . . . . .                12,000                                  12,000
                                                                           ------------        -----------         ------------

                Total adjustments  . . . . . . . .  . . . . . . .              (246,473)            22,873             (208,518)
                                                                           ------------        -----------         ------------
                Net cash (used in) operating
                   activities . . . . . . . . . . . . . . . . . .              (178,026)              (961)            (178,992)
                                                                           ------------        -----------         ------------
 Cash flows from investing activities:
    Cash in trust fund . . . . . . . . . . . .  . . . . . . . . .            (8,383,500)                             (8,383,500)
                                                                           ------------                            ------------

 Cash flows from financing activities:
    Proceeds from public offering,
      net of underwriting discount and
      offering expenses . . . . . . . . . . . . . . . . . . . . .             9,113,784                               8,953,557
    Registration costs  . . . . . . . . . . . . . . . . . . . . .                                 (149,729)
    Proceeds from bridge notes payable  . . . . . . . . . . . . .                                  200,000              200,000
    Advances from stockholders  . . . . . . . . . . . . . . . . .                                    8,000                8,000
    Repayment of bridge notes payable . . . . . . . . . . . . . .              (200,000)                               (200,000)
    Repayments to stockholders  . . . . . . . . . . . . . . . . .                                   (8,000)              (8,000)
    Proceeds from sale of common stock to
      founding stockholders   . . . . . . . . . . . . . . . . . .                                   25,000               25,000
    Financing costs . . . . . . . . . . . . . . . . . . . . . . .                                  (27,050)             (27,050)
    Organization costs  . . . . . . . . . . . . . . . . . . . . .                                   (5,171)              (5,195)
                                                                           ------------        -----------         ------------

            Net cash provided by financing activities . . . . . .             8,913,784             43,050            8,946,312
                                                                           ------------        -----------         ------------

 NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . .               352,258             42,089              383,820

 Cash at beginning of period. . . . . . . . . . . . . . . . . . .                31,562
                                                                           ------------        -----------         ------------

 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . .          $    383,820        $    42,089         $    383,820
                                                                           ============        ===========         ============

 Supplemental disclosures of noncash
    transactions:
      Registration costs included in accrued expenses and amounts
          due to shareholder. . . . . . . . . . . . . . . . . . .          $      - 0 -        $    34,062         $      3,809


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



Item 6. EXHIBITS

        (a)      Exhibits

                 Exhibit 27.1 -   Financial Data Schedule (for SEC use only).

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



Date: December 4, 1996                     HEALTHCARE ACQUISITION CORP.
                                                  (Registrant)



                                           By:   /s/ John H. Abeles
                                                 -----------------------------
                                                 John H. Abeles
                                                 President and Treasurer:
                                                 (Principal Financial Officer)