Form 10-K
period 1996-12-31
HEALTHCARE ACQUISITION CORP
filed 1997-03-24
CIK 944763

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.


[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to
     ______________

Commission file number                     0-26538
                       --------------------------------------------------------

                          HEALTHCARE ACQUISITION CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             65-0572565
         --------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

200 East Broward Boulevard, Fort Lauderdale,                     Florida 33301
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number                (954) 761-2908
                          -----------------------------------------------------

Securities registered under Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered

----------------------------          -----------------------------------------


Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

                 Warrants to Purchase One Share of Common Stock
                                (Title of Class)

         Units Consisting of One Share of Common Stock and Two Warrants
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 1997, the registrant had 2,100,000 shares of Common Stock, par value $.001 per share, outstanding. The aggregate market value of the voting stock, based on the average bid and asked prices of the common stock on March 14, 1997 as quoted on the OTC Bulletin Board, held by non-affiliates of the registrant was approximately $7,689,432.

DOCUMENTS INCORPORATED BY REFERENCE. Certain Items in Parts I, II and III of this Report on Form 10-K incorporate by reference certain disclosures made in the Registrant's Prospectus dated February 26, 1997 relating to the proposed merger transaction described in this Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         Healthcare Acquisition Corp. ("Company") was formed in March 1995 as a Specified Purpose Acquisition Company ("SPAC"), the objective of which is to acquire an operating business ("Target Business") in the healthcare industry ("Healthcare Industry"). To date, the Company's efforts have been limited to organizational activities, completion of its initial public offering and evaluating potential Target Businesses and negotiating a possible Business Combination (as hereinafter defined) and preparing and filing a proxy statement/S-4 registration statement with the Securities and Exchange Commission with respect to a potential Business Combination.

         On November 12, 1996, the Company, Healthcare Acquisition Inc., a Texas corporation ("Acquisition") which is a wholly owned subsidiary of the Company, and Encore Orthopedics, Inc., a Texas corporation ("Encore"), entered into an Agreement and Plan of Merger ("Merger Agreement") dated November 12, 1996, pursuant to which Acquisition will merge with and into Encore (the "Merger"), and whereby Encore will be the surviving corporation and become a wholly-owned subsidiary of the Company, subject to the terms and conditions of the Merger Agreement. The Company has filed a Joint Proxy Statement/Registration Statement on Form S-4 (Registration No. 333-22053) with the Securities and Exchange Commission with respect to the proposed Merger which was declared effective by the Securities and Exchange Commission on February 25, 1997 (the "Registration Statement"). Meetings of the stockholders of the Company and Encore have been called for March 25, 1997 to vote on the Merger. At such meeting, the stockholders of the Company will also vote on certain amendments to the Company's certificate of incorporation and the adoption of a Stock Option Plan all as more fully disclosed in the Registration Statement.

         For a description of the primary attributes of a SPAC, please see the section of the Registration Statement entitled "Business of HCAC" the provisions of which are hereby incorporated by this reference into this Report on Form 10-K.

ITEM 2.  PROPERTIES

         The Company does not lease any permanent office space. However, it does pay an administrative services fee to its legal counsel for the periodic use of office space and secretarial and other basis office services. If the Merger is consummated, the Company will discontinue its use of such offices and its utilization of such services and conduct its activities from the current offices of Encore.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the stockholders of the Company in the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants (each Warrant entitling the holder thereof to purchase one share of Common Stock for $5.00 per share) are each quoted on the OTC Bulletin Board under the symbols HCAC and HCACW, respectively. The Company has never paid cash dividends on the Common Stock or its other shares of capital stock.

         The following table sets forth the range of high and low bid closing prices for the Common Stock and Warrants for the period from March 13, 1996 through March 14, 1997, as reported by the OTC Bulletin Board.

                                                           Common
                                                            Stock                     Warrants
                                                          ----------                  --------
                                                       High        Low            High       Low
                                                       ----        ---            ----       ---
1st Quarter - 1996 (from March 13, 1996)               $4.50       $4.50          $1.06      $1.06
2nd Quarter - 1996                                     $4.63       $4.50          $1.06      $0.91
3rd Quarter - 1996                                     $4.84       $4.63          $1.03      $0.84
4th Quarter - 1996                                     $4.88       $4.63          $1.00      $0.63
1st Quarter - 1997 (through March 14, 1997)            $5.13       $4.75          $0.81      $0.63


         As of March 14, 1997, there were 2,100,000 shares of Common Stock and 3,850,000 Warrants outstanding, held of record by 14 holders and 12 holders, respectively.

         The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions. They may not necessarily represent actual transactions.

Item 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data with respect to the Company for the periods indicated, which data has been derived from the audited financial statements of the Company. The data should be read in conjunction with the Financial Statements, related Notes, and other financial information included herein.

                                           MARCH 21, 1995                       MARCH 21, 1995
                                           (INCEPTION) TO      YEAR ENDED       (INCEPTION) TO
                                            DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                               1995               1996               1996
                                           --------------      ------------     --------------
STATEMENT OF OPERATIONS DATA:
Interest Income                                   --            $  360,939         $360,939
Expenses                                     $  38,921             230,050          268,971
Net income (loss)                              (38,921)            107,889           68,968
Net income (loss) per share                  $   (0.10)         $     0.06
Weighted average common shares outstanding     375,000           1,750,437


                                                      DECEMBER 31,    DECEMBER 31,
                                                         1995             1996
                                                      ------------    ------------
BALANCE SHEET DATA:
Working capital (deficit)                             $(195,715)      $ 8,645,342
Total assets                                            233,356         9,358,278
Current liabilities                                     227,277           301,093
Common stock subject to possible conversion to cash        --           1,746,368
Common stock                                                375             1,755
Additional paid-in capital                               44,625         7,309,767
Deficit accumulated during the development stage        (38,921)             (705)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The disclosure contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Result of Operations of HCAC" of the Registration Statement is hereby incorporated by this reference into this Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Registrant's Financial Statements for the year ended December 31, 1996 and the period from March 21, 1995 (inception) to December 31, 1995 are included in this report beginning on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The disclosure contained in the section entitled "Management of HCAC" of the Registration Statement is hereby incorporated by this reference into this Report on Form 10-K.

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") and the rules promulgated thereunder, the Company's directors, executive officers and beneficial owners of more than 10% of the Common Stock are required to file reports of ownership and changes in ownership of the Company's Common Stock with the Commission. Copies of such reports are required to be furnished to the Company. Based solely upon its review of the copies of such reports furnished to it, the Company believes that all reports required to be filed by Messrs. Haft, Abeles, Freiman and Kanter pursuant to Section 16(a) of the Exchange Act in 1996 were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         The disclosure contained in the section entitled "Management of HCAC - Executive and Director Compensation" of the Registration Statement is hereby incorporated by this reference into this Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of March 14, 1997: (i) each holder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of the Company; and (iii) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable.

                                          Number of            Percentage
                                          Shares of           Beneficially
Principal Stockholders                   Common Stock            Owned
----------------------                   ------------         ------------
Jay M. Haft and Clayre Haft                131,250(1)              6.3%
10 Edgewater Drive
Coconut Grove, Florida 33133

John H. Abeles, M.D.                       131,250(2)              6.3%
c/o Medvest Inc.
2365 N.W. 41st Street
Boca Raton, Florida  33431

Northlea Partners Ltd.                     131,250                 6.3%
c/o Medvest Inc.
2365 N.W. 41st Street
Boca Raton, Florida  33431

Joel S. Kanter                              37,500(3)              1.8%
c/o Windy City, Inc.
8000 Towers Crescent Drive
Suite 1070
Vienna, Virginia  22182

Windy City, Inc.                            37,500                 1.8%
8000 Towers Crescent Drive
Suite 1070
Vienna, Virginia 22182

Paul E. Freiman                             37,500                 1.8%
66 Bret Harte Terrace
San Francisco, California 94133

Barry Rubenstein                           272,300(4)             13.0%
68 Wheatley Road
Brookville, New York 11545

Marilyn Rubenstein                         272,300(5)             13.0%
68 Wheatley Road
Brookville, New York 11545

All Officers and Directors as a            337,500                16.1%
group (four persons)


------------------

(1) Mr. Haft is Chairman of the Board of Directors and Secretary of the Company. These shares of Common Stock are owned by Mr. Haft and his wife as joint tenants, with right of survivorship.

(2) Dr. Abeles is President, Treasurer and a Director of the Company. These shares of Common Stock represent the 131,250 shares of Common Stock owned by Northlea Partners Ltd., a limited partnership of which Dr. Abeles is the general partner and the Abeles Family Trust is the sole limited partner. Northlea Partners Ltd.'s principal activity is investment for its own account. Dr. Abeles has sole voting investment power with respect to such shares.

(3) Mr. Kanter is the Vice President and a Director of the Company. These shares of Common Stock represent the 37,500 shares owned by Windy City, Inc., a corporation of which Joel Kanter is the President and a member of the Board of Directors. Windy City, Inc.'s principal activity is investment for its own account. Mr. Kanter has sole voting and investment power with respect to such shares.

(4) Represents 82,300 shares individually owned by Mr. Rubenstein, 20,000 shares owned by Mr. Rubenstein's wife, 50,000 shares owned by Woodland Partners, a general partnership of which Mr. Rubenstein is a general partner, 50,000 shares owned by Seneca Ventures, a limited partnership of which Mr. Rubenstein is a general partner, 50,000 shares owned by Woodland Venture Fund, a limited partnership of which Mr. Rubenstein is a general partner, and 20,000 shares owned by the Marilyn and Barry Rubenstein Family Foundation, a tax-exempt organization under Section 501(a) of the Internal Revenue Code of which Mr. Rubenstein is a trustee. Except for the 82,300 shares individually owned by Mr. Rubenstein, Mr. Rubenstein disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein. Mr. Rubenstein has sole voting and investment power with respect to 82,300 of these shares and shared voting and investment power with respect to 190,000 of these shares.

(5) Represents 20,000 shares individually owned by Mrs. Rubenstein, 82,300 shares owned by Mrs. Rubenstein's husband, 50,000 shares owned by Woodland Partners, a general partnership of which Mrs. Rubenstein is a general partner, 50,000 shares owned by Seneca Ventures, a limited partnership of which Mrs. Rubenstein is a limited partner, 50,000 shares owned by Woodland Venture Fund, a limited partnership of which Mr. Rubenstein, Mrs. Rubenstein's husband, is a general partner, and 20,000 shares owned by the Marilyn and Barry Rubenstein Family Foundation, a tax-exempt organization under Section 501(a) of the Internal Revenue Code of which Mrs. Rubenstein is a trustee. Except for the 20,000 shares individually owned by Mrs. Rubenstein, Mrs. Rubenstein disclaims beneficial ownership of these securities, except to the extent of her pecuniary interest therein. Mrs. Rubenstein has sole voting power with respect to 20,000 of these shares and shared voting power with respect to 252,300 of these shares.

         The shares of the Company's Common Stock owned as of the date of the IPO by all of the officers and directors of the Company have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, for a period ending March 8, 1999. During such escrow period, such persons may vote their escrowed shares of Common Stock, but will not be able to sell or otherwise transfer their respective shares of Common Stock, except, for estate planning purposes, to their spouses and children (or to trusts established for their benefit).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The disclosure contained in the section entitled "Other Transactions" of the Registration Statement is hereby incorporated by this reference into this Report on Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)   Financial Statements

              The following financial statements are filed as part of this report:

                           Report of Independent Auditors
                           Balance Sheets
                           Statements of Operations
                           Statements of Common Stock, Common Stock Subject to Possible Conversion, Preferred Stock, Additional Paid-in Capital and Deficit
                           Statements of Cash Flows
                           Notes to Financial Statements

     (a)(2)   Financial Statement Schedules

              Not applicable.

     (a)(3)   Exhibits.

EXHIBIT NO.                         DESCRIPTION OF EXHIBIT


     2.1                   Agreement and Plan of Merger dated as of November 12,
                           1996 by and among the Company, Healthcare
                           Acquisition, Inc. and Encore Orthopedics, Inc., as amended.*
     3.1                   Registrant's Certificate of Incorporation**
     3.2                   Registrant's By-laws**
     4.1                   Form of Common Stock Certificate**
     4.2                   Form of Warrant Certificate**
     4.3                   Form of Unit Purchase Option granted to the
                           Underwriters in the IPO**
     4.4                   Warrant Agreement between Continental Stock
                           Transfer & Trust Company and the Registrant**
    10.2                   Letter Agreement among each of the Initial
                           Stockholders of the Registrant, the Registrant and GKN Securities (without schedules)**
    10.3                   Form of Promissory Note**
    10.4                   Form of Warrant issued in Bridge Financing**
    10.5                   Investment Management Trust Agreement between IBJ
                           Schroder Bank & Trust Company and Registrant**

     10.6                  Stock Escrow Agreement between Registrant and
                           Continental Stock Transfer & Trust Company**
     10.7                  Stock Contribution Agreement between each of the
                           Initial Stockholders and the Registrant**
     10.8                  Engagement Letter dated December 2, 1996 between
                           Registrant and Rodman & Renshaw, Inc.*
     10.9                  Encore Medical Corporation 1996 Incentive Stock Plan*
     10.10                 Portions of the Company's Registration Statement on
                           Form S-4 incorporated into this Report on Form 10-K.+
------------

 * Incorporated by reference to the Registrant's Registration Statement on Form S-4 [Registration No. 333-22053].

 ** Incorporated by reference to the Registrant's Registration Statement on Form S-1 [Registration No. 33-92854].

 +       Filed concurrently herewith.

(b)      Reports on Form 8-K

          A report on Form 8-K was filed by the Registrant on October 24, 1996 announcing that the Company entered into a letter of intent with Encore Orthopedics, Inc. ("Encore") to consummate a Business Combination.

          On December 12, 1996, the Company filed a report on Form 8-K announcing the execution of a merger agreement among the Company, a newly formed subsidiary of the Company and Encore.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 19, 1997


                                           Healthcare Acquisition Corp.



                                           By: /s/ John H. Abeles
                                               -------------------------------
                                               John H. Abeles, M.D., President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 19, 1997.

     Signature                                          Title


/s/ John H. Abeles
--------------------------
John H. Abeles, M.D.                    President, Chief Financial Officer and
                                        Principal Accounting Officer, Treasurer
                                        and Director


/s/ Jay M. Haft
--------------------------
Jay M. Haft                             Chairman of the Board, Secretary and
                                        Director


/s/ Paul E. Freiman
--------------------------
Paul E. Freiman                         Director


/s/ Joel S. Kanter
--------------------------
Joel S. Kanter                          Vice President and Director

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)



                                  - I N D E X -
                                  -------------

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
REPORT OF INDEPENDENT AUDITORS                                            F-2


BALANCE SHEETS                                                            F-3


STATEMENTS OF OPERATIONS                                                  F-4


STATEMENTS OF COMMON STOCK, COMMON STOCK
SUBJECT TO POSSIBLE CONVERSION, PREFERRED
STOCK, ADDITIONAL PAID-IN CAPITAL AND DEFICIT                             F-5


STATEMENTS OF CASH FLOWS                                                  F-6


NOTES TO FINANCIAL STATEMENTS                                             F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Healthcare Acquisition Corp.
Fort Lauderdale, Florida


         We have audited the accompanying balance sheets of Healthcare Acquisition Corp. (a corporation in the development stage) as at December 31, 1995 and December 31, 1996 and the related statements of operations, common stock, common stock subject to possible conversion, preferred stock, additional paid-in capital and deficit and cash flows for the year ended December 31, 1996 and for the periods from March 21, 1995 (inception) to December 31, 1995, and from March 21, 1995 to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Healthcare Acquisition Corp. as at December 31, 1995 and December 31, 1996 and the results of its operations and its cash flows for the year ended December 31, 1996 and for the periods from March 21, 1995 (inception) to December 31, 1995 and March 21, 1995 to December 31, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the financial statements, the Company must liquidate in the event that it does not consummate business combination, or satisfy certain extension criteria, by September 8, 1997, and, although the Company has signed a merger agreement with a target company, there is no assurance that such merger will take place or that the Company will have sufficient funds to seek another target company in the event that the proposed merger does not take place.




New York, New York
January 17, 1997

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                               -------------------
                                  ASSETS                                     1995               1996
                                  ------                                     -----              ----
Current assets:
   Cash .................................................................. $    31,562      $  193,899
   U.S. Treasury Bills and cash held in Trust
     Fund (Note 1) .......................................................                   8,731,867
   Prepaid expenses ......................................................                      20,669
                                                                           -----------      ----------

          Total current assets ...........................................      31,562       8,946,435

Deferred merger costs (Note 2) ...........................................                     407,427
Deferred registration costs ..............................................     184,056
Deferred financing costs (net of amortization) ...........................      12,543
Organization costs (net of amortization) .................................       5,195           4,416
                                                                           -----------      ----------
          TOTAL .......................................................... $   233,356      $9,358,278
                                                                           ===========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
   Bridge notes payable (Note 5) ......................................... $   190,726
   Reimbursable expenses due to stockholder ..............................       3,489
   Accrued interest on notes payable .....................................      12,722
   Accrued expenses ......................................................      20,340      $  278,093
   Income taxes payable ..................................................                      23,000
                                                                           -----------      ----------
          Total current liabilities ......................................     227,277         301,093
                                                                           -----------      ----------

Common stock, subject to possible conversion to
   cash, 344,999 shares at conversion value
   (Note 1)  .............................................................                   1,746,368
                                                                                            ----------

Stockholders' equity (Notes 1, 4, 5, 6 and 7):
   Preferred stock, $.001 par value - shares
     authorized 1,000,000; none issued
   Common stock, $.001 par value - shares
     authorized 20,000,000; issued and outstanding 1,755,001
     shares at December 31, 1996 (excluding 344,999 shares
     subject to possible conversion to cash) and 375,000
     shares at December 31, 1995 .........................................         375           1,755
   Additional paid-in capital ............................................      44,625       7,309,767
   Deficit accumulated during the development
     stage ...............................................................     (38,921)           (705)
                                                                           -----------      ----------

          Total stockholders' equity .....................................       6,079       7,310,817
                                                                           -----------      ----------
          TOTAL .......................................................... $   233,356      $9,358,278
                                                                           ===========      ==========


               Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS

                                                         March 21, 1995                    March 21, 1995
                                                          (Inception)                        (Inception)
                                                              to            Year Ended           to
                                                          December 31,     December 31,     December 31,
                                                              1995             1996             1996
                                                         --------------    ------------    --------------

Interest income .......................................                     $ 360,939      $360,939
                                                                            ---------      --------

Expenses:

   General and administrative
     expenses .........................................     $     966         204,409       205,375

   Amortization of financing
     costs on notes payable ...........................        25,233          21,817        47,050

   Interest ...........................................        12,722           3,824        16,546
                                                            ---------       ---------      --------


          Total expenses ..............................        38,921         230,050       268,971
                                                            ---------       ---------      --------

Income (loss) before provision
   for income taxes ...................................       (38,921)        130,889        91,968

Provision for income taxes ............................                        23,000        23,000
                                                            ---------       ---------      --------

NET INCOME (LOSS)  ....................................     $ (38,921)      $ 107,889      $ 68,968
                                                            =========       =========      ========


Net income (loss) per share ...........................     $   (0.10)      $    0.06
                                                            =========       =========

Weighted average common shares
   outstanding ........................................       375,000       1,750,437
                                                            =========       =========





               Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

    STATEMENTS OF COMMON STOCK, COMMON STOCK SUBJECT TO POSSIBLE CONVERSION,
             PREFERRED STOCK, ADDITIONAL PAID-IN CAPITAL AND DEFICIT

       FOR THE PERIOD FROM MARCH 21, 1995 (INCEPTION) TO DECEMBER 31, 1996



                                                                   Common Stock,
                                                                    Subject to                                        (Deficit)
                                             Common Stock       Possible Conversion    Preferred Stock               Accumulated
                                          -------------------   -------------------  ------------------  Additional   During the
                                           Number                 Number               Number             Paid-In    Development
                                          of Shares    Amount   of Shares    Amount  of Shares   Amount    Capital       Stage
                                          ---------   --------  ----------   ------  ---------   ------   ---------- ------------

Original issuance of common stock,
  $.07 per share ......................     375,000    $  375                                            $ 24,625

Issuance of warrants, May 16, 1995 ....                                                                    20,000


Net loss for the period ...............                                                                                $(38,921)
                                        -----------    ------                                          ----------      --------
Balance, December 31, 1995 ............     375,000       375                                              44,625       (38,921)


Sale of 1,725,000 units, net of
  underwriting discount and
  offering expenses ...................   1,380,001     1,380    344,999  $1,676,695                    7,265,142


Accretion to redemption value of
   common stock subject to
   possible conversion ................                                       69,673                                    (69,673)


Net income for the period .............                                                                                 107,889
                                         ----------    ------    -------  ----------  -----    ------  ----------     ---------

BALANCE, DECEMBER 31, 1996 ............  $1,755,001    $1,755    344,999  $1,746,368  - 0 -    $- 0 -  $7,309,767     $    (705)
                                         ==========    ======    =======  ==========  =====    ======  ==========     =========

           Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS

                                                                  March 21, 1995                   March 21, 1995
                                                                    (Inception)                     (Inception)
                                                                         to          Year Ended          to
                                                                    December 31,    December 31,    December 31,
                                                                        1995            1996            1996
                                                                  --------------    ------------   --------------

 Cash flows from operating activities:
    Net income (loss) ..........................................   $   (38,921)     $   107,889    $    68,968
                                                                   -----------      -----------    -----------
    Adjustments to reconcile net income (loss)
      to net cash (used in) operating
      activities:
        Amortization of organization costs .....................                            779            779
        Amortization of deferred financing
          costs ................................................        25,233           21,817         47,050
        (Increase) in interest receivable and
          interest on trust fund investments ...................                       (348,367)      (348,367)
        (Increase) in prepaid expenses .........................                        (20,669)       (20,669)
        Increase (decrease) in accrued interest
          on notes payable .....................................        12,722          (12,722)         - 0 -
        Increase in accrued expenses ...........................                         27,706         27,706
        Increase in income taxes payable .......................                         23,000         23,000
                                                                   -----------      -----------    -----------
           Total adjustments ...................................        37,955         (308,456)      (270,501)
                                                                   -----------      -----------    -----------
           Net cash (used in) operating
             activities ........................................          (966)        (200,567)      (201,533)
                                                                   -----------      -----------    -----------

 Cash flows from investing activities:
    Cash invested in trust fund ................................                     (8,383,500)    (8,383,500)
    Payments of deferred merger costs ..........................                       (157,040)      (157,040)
                                                                                    -----------    -----------
           Net cash (used in) investing
             activities ........................................                     (8,540,540)    (8,540,540)
                                                                                    -----------    -----------

 Cash flows from financing activities:
    Proceeds from public offering, net of
      underwriting discount and offering
      expenses .................................................                      9,103,444      8,943,217
    Registration costs .........................................      (160,227)
    Proceeds from bridge notes payable .........................       200,000                         200,000
    Advances from stockholders .................................         8,000                           8,000
    Repayment of bridge notes payable ..........................                       (200,000)      (200,000)
    Repayments to stockholders .................................        (8,000)                         (8,000)
    Proceeds from sale of common stock to
      founding stockholders ....................................        25,000                          25,000
    Financing costs ............................................       (27,050)                        (27,050)
    Organization costs .........................................        (5,195)                         (5,195)
                                                                   -----------      -----------    -----------
           Net cash provided by financing
             activities ........................................        32,528        8,903,444      8,935,972
                                                                   -----------      -----------    -----------

 NET INCREASE IN CASH ..........................................        31,562          162,337        193,899

 Cash at beginning of period ...................................                         31,562
                                                                   -----------      -----------    -----------


 CASH AT END OF PERIOD .........................................   $    31,562      $   193,899    $   193,899
                                                                   ===========      ===========    ===========

 Supplemental disclosures of noncash transactions:
      Registration costs included in accrued
        expenses and amounts due to stockholder ................   $    23,829
      Merger costs included in accrued expenses ................                    $   250,387    $   250,387


           Attention is directed to the foregoing accountants' report and to the accompanying financial statements.

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

         The Company consummated an initial public offering of its common stock in March and April 1996 (the "Offering") and raised net proceeds of approximately $9,050,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business engaged in the healthcare industry (the "Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As of December 31, 1996, approximately $8,732,000 or $5.06 per share held by the Public Stockholders (as defined below) is being held in a trust account (the "Trust Fund"), and has been invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses in addition to other expenses.

         The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval (see
Note 2). All of the Company's stockholders immediately prior to the Offering, including all of the officers, directors and the advisors of the Company (the "Initial Stockholders"), have agreed to vote the shares of common stock owned by them as of the effective date of the Offering in accordance with the vote of the majority in interest of all other stockholders of the Company (the "Public Stockholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, this voting safeguard will no longer be applicable.




(continued)

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1) - ORGANIZATION AND BUSINESS OPERATIONS: (continued)

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

         The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering March 8, 1996, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering.

         As discussed in Note 2, the Company has entered into a merger agreement with Encore Orthopedics, Inc. ("Encore"). However, the completion of the merger is contingent on among other conditions, the prior approval of the stockholders of the Company and Encore and there is no assurance that the merger will be consummated. In addition, the Company's current liabilities exceed its unrestricted current assets by $86,525. Accordingly should the merger not take place, there is no assurance that the Company will have sufficient funds to seek another target company.


(NOTE 2) - MERGER AGREEMENT:

         On November 12, 1996, the Company, Healthcare Acquisition, Inc., a newly formed wholly-owned subsidiary of the Company ("Acquisition"), and Encore entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which Acquisition will merge with and into Encore, with Encore being the surviving corporation and becoming a wholly-owned subsidiary of the Company. The consummation of the transactions contemplated by the Merger Agreement are subject, among other conditions, to the prior approval of the stockholders of the Company and Encore.




(continued)

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 2) - MERGER AGREEMENT: (continued)

         As of December 31, 1996, the Company has incurred merger related costs aggregating approximately $407,000 which are included as deferred merger costs on the accompanying balance sheet. These costs, together with additional anticipated costs relating to the merger, will be charged to expense upon either consummation or abandonment of the merger.


(NOTE 3) - SUMMARY OF ACCOUNTING POLICIES:

         INCOME TAXES:

         The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         DEFERRED FINANCING COSTS:

         Costs incurred in connection with the Company's initial bridge financing were amortized over the term of the notes.

         NET INCOME (LOSS) PER SHARE:

         Net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Warrants to purchase shares of common stock are anti-dilutive and are excluded from the calculation.

         CASH EQUIVALENTS:

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


(NOTE 4) - PUBLIC OFFERING:

         On March 13, 1996, the Company sold 1,500,000 units ("Units") in the Offering. On March 25, 1996 and April 10, 1996, the underwriters of the Company exercised their over-allotment option and the Company sold an additional 160,000 units and 65,000 units, respectively.



(continued)

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 4) - PUBLIC OFFERING: (continued)

Each Unit consists of one share of the Company's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 during the period commencing on the later of one year from the effective date of the Offering (March 8, 1996) or the consummation of a Business Combination and ending seven years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per warrant upon 30 days notice at any time, only in the event that the last sale price of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.


(NOTE 5) - BRIDGE NOTES PAYABLE:

         In May 1995, the Company issued an aggregate of $200,000 of promissory notes to certain accredited investors. These notes bore interest at the rate of 10% per annum and were repaid upon the consummation of the Company's Offering with accrued interest thereon of $16,546. In addition, the investors were issued warrants to purchase 400,000 shares of common stock (valued at $20,000) ("Bridge Warrants") which have been accounted for as a debt discount increasing the effective interest rate to 19%. These warrants are identical to the Warrants discussed in Note 3, except that they are not redeemable by the Company until 90 days after the consummation of a Business Combination.


(NOTE 6) - COMMON STOCK:

           The Company has 4,300,000 shares of common stock reserved for issuance upon exercise of the Warrants, the Bridge Warrants and underwriters' warrants.


(NOTE 7) - PREFERRED STOCK:

         The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.