Form 10-Q
period 1997-03-28
ENCORE MEDICAL CORP
filed 1997-05-09
CIK 944763

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ___________

                        Commission file number: 0-26538


                           ENCORE MEDICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                       65-0572565
----------------------------------------                 -----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

         9800 Metric Boulevard
          Austin, Texas                                          78758
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip code)

                                  512-832-9500
--------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

                          Healthcare Acquisition Corp.
             300 East Broward Blvd., Ft. Lauderdale, Florida 33301
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Title                                         Outstanding
          -----                                         -----------
     Common Stock                                        8,247,345


================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 28, 1997 AND DECEMBER 31, 1996
(in thousands, except share data)
(unaudited)

                                                      December 31,      March 28,
                                                          1996            1997
                                                      ------------    ------------
ASSETS
Cash                                                  $        472    $      8,456
Accounts receivable, net                                     4,467           5,572
Inventories                                                  9,912          10,797
Prepaid expenses and other current assets                      537             443
                                                      ------------    ------------
Total current assets                                        15,388          25,268

Property, plant and equipment, net                           3,931           4,088
Other noncurrent assets                                        956             934
                                                      ------------    ------------

Total assets                                          $     20,275    $     30,290
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities              $      2,612    $      4,259
Current portion - long-term debt                               164             169
Current portion - payable to a related party                   300             300
Revolving loan                                               2,300           3,200
                                                      ------------    ------------
Total current liabilities                                    5,376           7,928

Long-term debt, net of current portion                       4,913           4,907
Payable to a related party, net of current portion           1,100             800
                                                      ------------    ------------

Total liabilities                                           11,389          13,635

Common stock put warrants                                    2,297            --

Preferred stock, $1.00 par value, 1,000,000 shares
     authorized, 587,000 (652,000 equivalent basis)
     and 0 shares issued and outstanding,
     respectively (See Note 3)                               2,935            --
Common stock, $0.001 par value, 35,000,000 shares
     authorized, 6,334,000 (5,627,000 equivalent
     basis) and 8,247,345 shares issued and
     outstanding, respectively (See Note 3)                      6               8
Additional paid-in capital and deferred
     compensation                                            6,315          17,708
Accumulated deficit                                         (2,667)         (1,061)
                                                      ------------    ------------

Total stockholders' equity                                   6,589          16,655
                                                      ------------    ------------

Total liabilities and  stockholders' equity           $     20,275    $     30,290
                                                      ============    ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996
(in thousands, except per share amounts) (unaudited)

                                                          Three Months Ended
                                                       ------------------------
                                                        March 29,     March 28,
                                                          1996          1997
                                                       ----------    ----------
Sales                                                  $    3,634    $    5,740
Cost of goods sold                                          1,205         1,924
                                                       ----------    ----------
Gross margin                                                2,429         3,816

Operating expenses:
Research and development                                      440           405
Selling, general and administrative                         1,815         2,729
                                                       ----------    ----------

Operating income                                              174           682
Interest income                                                15             4
Interest expense                                             (127)         (259)
Other expenses                                                (48)           (3)
                                                       ----------    ----------

Income before income taxes                                     14           424
Current provision for income taxes                              5           119
                                                       ----------    ----------
Net income                                             $        9    $      305
                                                       ==========    ==========

Net income                                             $        9    $      305
Change in redemption amount of put warrants                  (175)         --
                                                       ----------    ----------
Net income (loss) applicable to common shares          $     (166)   $      305
                                                       ==========    ==========

Weighted average shares outstanding                         5,279         9,148

Net income (loss) applicable to common
     stock per share                                   $    (0.03)   $     0.04


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996
(in thousands)
(unaudited)

                                                            Three Months Ended
                                                         ------------------------
                                                          March 29,     March 28,
                                                            1996          1997
                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $        9    $      305
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                191           286
   Amortization of debt discount                                 23            39
   Other                                                          8            (3)
Changes in operating assets and liabilities:
   Increase in accounts receivable                             (835)       (1,105)
   Increase in inventories                                   (2,105)         (885)
   (Inc.)/dec. in prepaid expenses and other assets            (279)          116
   Increase in accounts payable and accrued expenses          1,020         1,643
                                                         ----------    ----------

   Net cash provided by (used in) operating activities       (1,968)          396
                                                         ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                            (826)         (418)
                                                         ----------    ----------

   Net cash used in investing activities                       (826)         (418)
                                                         ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                                 309         7,446
Payments on payable to a related party                         (200)         (300)
Proceeds from long-term debt                                  2,000          --
Payments on long-term debt                                      (24)          (40)
Payment on debt issuance costs                                  (48)         --
Net change in cash due to conforming fiscal
   year-end of pooled company                                   (31)         --
Proceeds from revolving loan                                    250           900
                                                         ----------    ----------

   Net cash provided by financing activities                  2,256         8,006
                                                         ----------    ----------

Net increase (decrease) in cash equivalents                    (538)        7,984
Cash and cash equivalents at beginning of period              1,191           472
                                                         ----------    ----------

Cash and cash equivalents at end of period               $      653    $    8,456
                                                         ==========    ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Encore Medical Corporation and its wholly-owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Joint Proxy/Prospectus dated February 27, 1997 (the "Joint Proxy/Prospectus").

2.   DESCRIPTION OF BUSINESS

     The Company designs, manufactures, markets and sells products for the orthopedic implant industry primarily in the United States, Europe and Asia. The Company's products are subject to regulation by the Food and Drug Administration ("FDA") with respect to their sale in the United States, and the Company must obtain FDA authorization to market each of its products before they can be sold in the United States. Additionally, the Company is subject to similar regulations in many of the international countries in which it sells products.

     As explained in Note 3, Encore Orthopedics, Inc. ("Encore") merged with Healthcare Acquisition, Inc., a wholly-owned subsidiary of Healthcare Acquisition Corp. ("HCAC").

3.   HCAC MERGER

     In November 1996, Encore, HCAC, a publicly traded, specified purpose acquisition company, and a wholly owned subsidiary of HCAC, executed a definitive agreement and plan of merger. The merger was contingent upon, among other things, the approval of the shareholders of both Encore and HCAC at meetings which were held in March 1997. Effective March 25, 1997, the merger was completed and HCAC's name was changed to Encore Medical Corporation.

     The merger was effected by HCAC issuing 0.8884 HCAC common shares and
0.13326 HCAC warrants with an exercise price of $7.00 ("HCAC $7.00 warrants") for each common share of Encore and 1.11049 HCAC common shares and 0.16657 HCAC $7.00 warrants for each preferred share of Encore in accordance with the exchange ratio set forth in the Agreement and Plan of Merger. In addition, outstanding options and warrants to purchase common stock of Encore were exchanged for options and warrants to purchase HCAC common stock and HCAC $7.00 warrants based on the exchange ratio discussed above.

     For financial reporting and accounting purposes, the merger was accounted for as a recapitalization of Encore, with the issuance of shares by Encore for the net assets of HCAC, consisting primarily of cash. As such, Encore is considered the predecessor company, and the accompanying balance sheet at December 31, 1996 and statement of income for the three months ended March 29, 1996 are those of Encore and do not include the accounts or results of operations of HCAC. The capital accounts of Encore at December 31, 1996, however, have been reflected on an equivalent share basis to give effect to the exchange ratios discussed above. The accompanying statement of income for the three months ended March 28, 1997 includes the results of operations of HCAC from the effective date of the merger (March 25, 1997) through the end of the period.

4.   INVENTORIES

     Inventories at March 28, 1997 and December 31,1996 are as follows (in thousands):

                                                     December 31,     March 28,
                                                         1996           1997
                                                     ------------   ------------
     Components and raw materials                    $      1,563   $      1,996
     Work in process                                          985            978
     Finished goods                                         7,364          7,823
                                                     ------------   ------------
                                                     $      9,912   $     10,797
                                                     ============   ============

5.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed based on the weighted average number of outstanding common and common equivalent shares, using the modified treasury stock method. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. For the three months ended March 28, 1997, the application of the modified treasury stock method resulted in an assumed reduction of interest expense and amortization of debt discount, net of the related tax benefit, of approximately $66,000 which has been added to net income available to common stockholders for purposes of calculating earnings per share.

6.   RECENT PRONOUNCEMENT

     The Financial Accountings Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") establishing a new methodology for calculating earnings per share. FAS 128 must be adopted as of December 31, 1997, and earlier adoption is not permitted. Had net income (loss) applicable to common stock per share been determined under this new standard, there would have been no change for the three months ended March 29, 1996 from amounts reported, but for the three months ended March 28, 1997, basic earnings per share would have been $0.05 and diluted earnings per share would have been $0.03.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 28, 1997, AS COMPARED TO THE THREE MONTHS ENDED MARCH 29, 1996

     Net sales increased 58% to $5,740,000 for the first quarter of 1997, when compared to $3,634,000 for the same period in 1996. U.S. sales increased 70.8% to $3,011,000 and sales outside the U.S. increased 45.9% to $2,729,000. This increase was primarily a result of the Company's continued penetration of the reconstructive device market led by the Foundation(R) Total Knee System.

     Gross margin was $3,816,000 or 66.5% of sales, up from $2,429,000 or 66.8% of sales for the same period in 1996. The increase in gross margin resulted from increased sales.

     Operating income was $682,000 or 11.9% of sales, up from $174,000 or 4.8% of sales for the same period in 1996. Increased operating income resulted from increased sales and non-recurring costs of $192,000 in 1996 associated with the acquisition of Applied Osteo Systems, Inc. Costs associated with expanding the infrastructure partially offset the increase in operating income.

     Net income was $305,000 or 5.3% of sales, up from $9,000 or 0.2% of sales for the same period in 1996. Increased net income resulted primarily from increased sales. The increase in net income was partially offset by costs associated with expanding the infrastructure, increased interest expense and federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. At March 28, 1997, the Company had cash of $8,456,000 compared to $472,000 at December 31, 1996. On March 25, 1997, the merger with HCAC was completed, resulting in net proceeds to the Company of $7,446,000 after deduction of HCAC stock conversions, investment banking, legal, accounting and other related costs. The Company intends to use the proceeds from the merger to primarily fund working capital, specifically inventory and the expected increase in accounts receivable, as well as capital expenditures.

     The Company projects that through the combination of cash generated from operations, its credit facilities and the funds from the merger with HCAC, the cash available will be sufficient to fund operations and expand the business for at least the next twelve months.

FORWARD LOOKING STATEMENTS

     The discussion in this document contains analysis or trends and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve management assumptions and are subject to risks and uncertainties, including the risk factors which are fully described in the Joint Proxy/Prospectus in "Risk Factors - Risks Relating to Encore" on pages 21 to 27 thereof, and "Business of Encore" on pages 84 to 94 thereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is currently a defendant in Intermedics Orthopedics, Inc. vs. Encore Orthopedics, Inc., Joint Concepts, Inc. and Bob Wolf, cause no 96-14729, 98th Judicial District Court of Travis County, Texas. The plaintiff in the Intermedics action claims that Encore tortuously interfered with the plaintiff's contractual relationship with its former sales agent and sub-agent in eastern Pennsylvania, southern New Jersey and Delaware by contracting with said agent and sub-agent. The plaintiff seeks unspecified damages and sought injunctive relief. Encore has denied the plaintiff's allegations and plans to continue to vigorously defend the suit. The court has denied the plaintiff's request for injunctive relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 25, 1997, at a special meeting of the stockholders of the Company, the shareholders approved a merger between HCAC (now known as Encore Medical Corporation), Healthcare Acquisition, Inc. and Encore, pursuant to the terms and provisions of the Agreement and Plan of Merger dated November 12, 1996, as amended February 14, 1997. In addition, the stockholders approved amending the Certificate of Incorporation of the Company to change the name of the Company, to increase the number of authorized shares, to increase the size of the board of directors and create three (3) classes of directors. Finally the shareholders approved the adoption of the 1996 Incentive Stock Option Plan. The vote for the merger was 1,732,264 FOR, 142,900 AGAINST and 400 ABSTAIN. The vote for the Amendment to the Certificate of Incorporation was 1,749,264 FOR, 141,900 AGAINST and 2,400 ABSTAIN. The vote for the adoption of the 1996 Incentive Plan was 1,709,964 FOR, 163,200 AGAINST and 2,400 ABSTAIN. Additional information concerning the matters put forward at this meeting can be found in the Form S-4 (File No. 333-22053) filed on February 19, 1997, and incorporated by reference herein. A more detailed description of the transactions involved in the vote of the stockholders of the Company is included in the Joint Proxy/Prospectus dated February 26, 1997 and is hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.   Exhibits. See Index to Exhibits

2. Reports on Form 8-K. A Form 8-K was filed on April 10, 1997, relating to the completion of the merger between HCAC and Encore. Included with that Form 8-K was a pro forma balance sheet for the consolidated companies dated December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENCORE MEDICAL CORPORATION

                                    By:
--------------                         ----------------------------------------
Date                                   Nick Cindrich, Chairman of the Board and
                                       Chief Executive Officer


                                    By:
--------------                         ----------------------------------------
Date                                   August Faske, Vice President - Finance,
                                       Chief Financial Officer



INDEX TO EXHIBITS


Number Assigned in
Regulation S-K
Item 601                    Description of Exhibit
--------                    ----------------------
(2)                         No exhibit
(4)                         No exhibit
(10)                        No exhibit
(11)                        Attached
(15)                        No exhibit
(18)                        No exhibit
(19)                        No exhibit
(22)                        No exhibit
(23)                        No exhibit
(24)                        No exhibit
(27)                        Financial data schedules
(99)                        No exhibit

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11          -  Earnings Per Share Computation


  27          -  Financial Data Schedule