Form 10-Q
period 1997-06-27
ENCORE MEDICAL CORP
filed 1997-08-12
CIK 944763

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1997

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26538


                           ENCORE MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)


Delaware                                                65-0572565
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

9800 Metric Boulevard
Austin, Texas                                           78758
(Address of principal executive offices)                (Zip code)

                                  512-832-9500
              (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Title                                    Outstanding

       Common Stock                                 8,847,920

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 27, 1997 AND DECEMBER 31, 1996
(in thousands, except share data)

                                                                                   June 27,     December 31,
                                                                                     1997           1996
                                                                                  (unaudited)    (audited)
                                                                                  ----------    ----------
ASSETS
Cash                                                                              $      163    $      472
Accounts receivable, net                                                               6,198         4,467
Inventories                                                                           11,122         9,912
Prepaid expenses and other current assets                                                628           537
                                                                                  ----------    ----------
Total current assets                                                                  18,111        15,388

Property, plant and equipment, net                                                     5,005         3,931
Other noncurrent assets                                                                1,294           956
                                                                                  ----------    ----------
Total assets                                                                      $   24,410    $   20,275
                                                                                  ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                                          $    2,778    $    2,612
Current portion - long-term debt                                                         196           164
Current portion - payable to a related party                                             300           300
Revolving loan                                                                          --           2,300
                                                                                  ----------    ----------
Total current liabilities                                                              3,274         5,376

Long-term debt, net of current portion                                                 3,282         4,913
Payable to a related party, net of current portion                                       800         1,100
                                                                                  ----------    ----------

Total liabilities                                                                      7,356        11,389

Common stock put warrants                                                               --           2,297

Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 and 587,000
     (652,000 equivalent basis) shares issued and outstanding,
     respectively (See Note 3)                                                          --           2,935
Common stock, $0.001 par value, 35,000,000 shares
     authorized, 8,847,920 shares and 6,334,000 (5,627,000 equivalent basis)
     issued and outstanding, respectively (See Note 3)                                     9             6
Additional paid-in capital and deferred
     compensation                                                                     17,776         6,315
Accumulated deficit                                                                     (731)       (2,667)
                                                                                  ----------    ----------

Total stockholders' equity                                                            17,054         6,589
                                                                                  ----------    ----------

Total liabilities and stockholders' equity                                        $   24,410    $   20,275
                                                                                  ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996 (in thousands, except per share amounts)
(unaudited)

                                                            Three Months Ended           Six Months Ended
                                                           June 27,     June 28,      June 27,      June 28,
                                                            1997          1996          1997          1996
                                                         ----------    ----------    ----------    ----------
Sales                                                    $    6,501    $    4,106    $   12,241    $    7,740
Cost of goods sold                                            2,020         1,376         3,944         2,581
                                                         ----------    ----------    ----------    ----------
Gross margin                                                  4,481    $    2,730         8,297         5,159

Operating expenses:
    Research and development                                    346           290           751           730
    Selling, general and administrative                       3,355         1,818         6,084         3,633
                                                         ----------    ----------    ----------    ----------
Operating income                                                780           622         1,462           796

Interest income                                                  58             9            62            24
Interest expense                                               (219)         (228)         (478)         (355)
Other expenses                                                  (41)          (55)          (43)         (103)
                                                         ----------    ----------    ----------    ----------
Income before extraordinary loss and taxes               $      578    $      348    $    1,003    $      362
Provision for (benefit from) income taxes                      (349)           52          (229)           57
                                                         ----------    ----------    ----------    ----------
Income before extraordinary loss                         $      927    $      296    $    1,232    $      305
Extinguishment of debt (net of income taxes)                    598             0           598             0
                                                         ----------    ----------    ----------    ----------

Net income                                               $      329    $      296    $      634    $      305
Change in redemption amount of put warrants                    --            (382)         --            (557)
                                                         ----------    ----------    ----------    ----------

Net income (loss) applicable to common shares            $      329    $      (86)   $      634    $     (252)
                                                         ==========    ==========    ==========    ==========

Net income (loss) applicable to common stock per share
     before extraordinary loss                           $     0.08    $(0.02) (1)   $     0.13    $(0.05) (1)

Extraordinary loss per share                             $    (0.03)         --      $    (0.04)         --
                                                         ----------    ----------    ----------    ----------
Net income (loss) applicable to common stock per share   $     0.05    $    (0.02)   $     0.09    $    (0.05)
                                                         ==========    ==========    ==========    ==========

Weighted average shares outstanding                          16,303         5,524        12,949         5,402



(1)  Includes the effect of the redemption amount of put warrants.

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996
(in thousands) (unaudited)

                                                                   Six Months Ended
                                                                June 27,       June 28,
                                                                  1997          1996
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $      634    $      305
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                   702           427
     Amortization of debt discount                                    65            69
     Extinguishment of debt discount                                 588          --
     Net loss on disposal of assets                                    4          --
     Benefit from deferred tax asset                                (537)         --
     Other                                                             6            (4)
Changes in operating assets and liabilities:
     Increase in accounts receivable                              (1,731)       (1,101)
     Increase in inventories                                      (1,210)       (3,386)
     (Inc.)/dec. in prepaid expenses and other assets                 67          (367)
     Increase in accounts payable and accrued expenses               166         1,113
                                                              ----------    ----------
     Net cash used in operating activities                        (1,246)       (2,944)
                                                              ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                               (1,346)       (1,190)
                                                              ----------    ----------

     Net cash used in investing activities                        (1,346)       (1,190)
                                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                                    7,456           465
Payments on payable to a related party                              (300)         (200)
Proceeds from long-term debt                                       3,220         2,000
Payments on long-term debt                                        (5,793)          (60)
Payment on debt issuance costs                                      --             (48)
Net change in cash due to conforming fiscal year-end of
  pooled company                                                    --             (31)
Payments on revolving loan                                        (2,300)         --
Proceeds from revolving loan                                        --           1,000
                                                              ----------    ----------

     Net cash provided by financing activities                     2,283         3,126
                                                              ----------    ----------

Net decrease in cash equivalents                                    (309)       (1,008)
Cash and cash equivalents at beginning of period                     472         1,200
                                                              ----------    ----------

Cash and cash equivalents at end of period                    $      163    $      192
                                                              ==========    ==========



The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Encore Medical Corporation and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Joint Proxy/Prospectus dated February 27, 1997 (the "Joint Proxy/Prospectus").

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

3.       HCAC MERGER

         In November 1996, Encore and a wholly owned subsidiary of HCAC, a publicly traded, specified purpose acquisition company, executed a definitive agreement and plan of merger. The merger was contingent upon, among other things, the approval of the shareholders of both Encore and HCAC at meetings which were held in March 1997. Effective March 25, 1997, the merger was completed and HCAC's name was changed to Encore Medical Corporation.

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

         For financial reporting and accounting purposes, the merger was accounted for as a recapitalization of Encore, with the issuance of shares by Encore for the net assets of HCAC, consisting primarily of cash. As such, Encore is considered the predecessor company, and the accompanying balance sheet at December 31, 1996 and statement of income for the three and six months ended June 27, 1997 are those of Encore and do not include the accounts or results of operations of HCAC. The capital accounts of Encore at December 31, 1996, however, have been reflected on an equivalent share basis to give effect to the exchange ratios discussed above. The accompanying statement of income for the three and six months ended June 27, 1997 includes the results of operations of HCAC from the effective date of the merger (March 25, 1997) through the end of the period.

4.       INVENTORIES

         Inventories at June 27, 1997 and December 31, 1996 are as follows (in thousands):

                                 June 27,   December 31,
                                   1997         1996
                               ----------   ----------
Components and raw materials   $    2,233   $    1,563
Work in process                       680          985
Finished goods                      8,209        7,364
                               ----------   ----------
                               $   11,122   $    9,912
                               ==========   ==========

5.        NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed based on the weighted average number of outstanding common and common equivalent shares, using the modified treasury stock method. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. For the three and six months ended June 27, 1997, the application of the modified treasury stock method resulted in an assumed reduction of interest expense and amortization of debt discount, net of the related tax benefit, and interest income generated from the assumed investment in U.S. government securities, net of the related tax expense, of approximately $400,000 and $500,000, respectively, which has been added to net income available to common stockholders for purposes of calculating earnings per share.

6.       EXTRAORDINARY ITEM

         On May 1997, the Company repaid $5 million of long term debt, plus accrued interest of $39,000. The Company had previously capitalized approximately $476,000 of financing costs and established a debt discount of $821,000 associated with detachable, put warrants, issued in accordance with the debt. The unamortized portions of these two items were expensed in conjunction with the repayment of the debt, resulting in an extraordinary charge to earnings of $598,000, net of an income tax benefit of $308,000.

7.       DEFERRED TAX VALUATION ALLOWANCE

         Prior to fiscal 1997, the Company placed a valuation allowance against its otherwise recognizable net deferred tax assets due to concerns regarding the realization of these assets. During the second quarter of fiscal 1997, management determined that it was probable that the benefits of such deferred tax assets would be realized and, therefore, eliminated the valuation allowance of $537,000.

8.       RECENT PRONOUNCEMENT

         The Financial Accountings Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") establishing a new methodology for calculating earnings per share. FAS 128 must be adopted as of December 31, 1997, and earlier adoption is not permitted. Had net income (loss) applicable to common stock per share been determined under this new standard, there would have been no change for the three and six months ended June 28, 1996 from amounts reported, but for the three and six months ended June 27, 1997, basic earnings per share would have been $0.04 and $0.09, respectively, and diluted earnings per share would have been $0.03 and $0.07, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 27, 1997, AS COMPARED TO THE THREE MONTHS ENDED JUNE 28, 1996.

Sales increased 58.3% to $6.5 million for the second quarter of 1997, when compared to $4.1 million for the same period in 1996. U.S. sales increased 82.2% to $3.7 million while sales outside the U.S. increased 35.4% to $2.8 million. The increase was primarily due to the continued expansion of the U.S. sales force and penetration of the reconstructive device market led by the Foundation(R) Total Knee System along with increases in the hip and shoulder systems.

Gross margin was $4.5 million, or 68.9% of sales, up from $2.7 million or 66.5% of sales for the same period in 1996. The increase in gross margin was primarily due to increased sales volume and an increase in U.S. sales, which generate a greater gross margin than sales outside the U.S.

Selling, marketing, general and administrative expenses increased by $1.5 million, or 84.5% more than for the same period in 1996. The primary contributors to this increase were commissions and royalties resulting from increased sales, legal expenses associated with litigation and patent applications, consulting surgeons' activities such as clinical support, additional instrumentation depreciation, salaries and benefits due to additional headcount, and increasing travel expenses. Also, the Company continued to invest in the development of the U.S. sales infrastructure and expansion of the business.

Operating income increased by $158,000 or 25.4% when compared to the same period in 1996. The increase was due to increased gross margins, which was partially offset by the increased sales, marketing, general and administrative expenses.

The effective tax rate for the quarter ended June 27, 1997, prior to the impact of the reversal of the valuation allowance is higher (33%) than the effective rate for the quarter ended June 28, 1996 (15%). The increase in effective rate resulted from loss carryforwards and tax credit carryforwards being substantially utilized in late 1996. A benefit of $537,000 was recognized during the current quarter resulting from the elimination of the deferred tax valuation allowance.

Net income for the second quarter of 1997 was $329,000, representing an increase of 11.1% over the same period in 1996. This increase resulted from increased operating income and a benefit from the reversal of the deferred tax asset valuation allowance ($537,000) (see Note 7) which was offset by an extraordinary charge ($598,000) associated with the extinguishment of debt. (see Note 6).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 27, 1997, AS COMPARED TO THE SIX MONTHS ENDED JUNE 28, 1996.

Sales were $12.2 million for the six months ended June 27, 1997, representing an increase of $4.5 million or 58.2% over the six months ended June 28, 1996. U.S. sales and sales outside the U.S. increased 77.7% and 39.8%, respectively, over the same six month period in 1996. The continued expansion of the U.S. sales force and penetration of the reconstructive device market led by the Foundation(R) Total Knee System along with increases in the hip and shoulder systems were the primary contributors to this increase in sales.

Gross margin increased to $8.3 million, or 67.8% of sales, as compared to 66.7% of sales for the same six month period in 1996. This gross margin increase resulted from increased U.S. sales, which generate a greater gross margin than sales outside the U.S., manufacturing efficiencies and cost controls.

Selling, marketing, general and administrative expenses increased by $2.5 million or 67.5% when compared to the same period in 1996. This increase was primarily due to commissions and royalties associated with increased sales, legal expenses associated with litigation and patent applications, consulting surgeons' activities such as clinical support, additional instrumentation depreciation, salaries and benefits due to additional headcount, and higher travel expenses. In addition, the Company continued to invest in the development of the U.S. sales infrastructure and expansion of the business.

Operating income increased 83.7% to $1.5 million or 11.9% of sales, as compared to $796,000 for the same period in 1996. This increase was due to increased gross margins, which was partially offset by increased selling, marketing, general and administrative expenses.

The effective tax rate for the six months ended June 27, 1997, prior to the impact of the reversal of the valuation allowance is higher (32%) than the effective rate for the six months ended June 28, 1996 (16%). The increase in effective rate resulted from loss carryforwards and tax credit carryforwards being substantially utilized in late 1996. A benefit of $537,000 was recognized during the current period resulting from the elimination of the deferred tax valuation allowance.

Net income for the six months ended June 27, 1997 increased 107.9% to $634,000 from the same six month period in 1996. The increase in operating income and a benefit from the reversal of the deferred tax asset valuation allowance ($537,000) (See Note 7) which was offset by and extraordinary charge ($598,000) associated with the extinguishment of debt (See Note 6).

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter, the Company secured a 2-year, $10 million line of credit with Wells Fargo Bank. This allowed the Company to retire $5 million of term debt with Sirrom Capital Corporation and replace a $5 million line of credit with another bank. As such, the Company now carries any outstanding debt at a significantly lower interest rate and with lower annual commitment fees. This new line will allow the Company to fund increased working capital requirements in accordance with its rapid growth and complements the cash received from the HCAC merger and from operations. As of June 27, 1997, the Company had drawn $2.5 million under its line of credit with an eligible borrowing base of $9.7 million.

Over the past quarter and six month period ended June 27, 1997, the Company consistently continues to fund primarily the increase in accounts receivable, inventory, and capital expenditures. These areas will continue to be the primary uses of funds as the Company grows. The Company believes that through the combination of cash generated from sales and its credit facilities, the cash available to meet its needs will be sufficient over at least the next 12 months. It is also anticipated as the Company grows and performs, increased credit facilities will be available until such time that the outstanding $5 warrants are exercised.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Other than the litigation referred to in Part II, Item 1 of the Form 10-Q for the Quarter ended March 28, 1997, which is hereby incorporated by reference, there are no pending legal proceedings and there have been no developments since the filing of the Form 10-K for the quarter ended March 28, 1997 with respect to the litigation referred to in such Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       Exhibits.  See Index to Exhibits

2. Reports on Form 8-K. A Form 8-K was filed on April 10, 1997, relating to the completion of the merger between Healthcare Acquisition Corp. and Encore Orthopedics, Inc. Included with that Form 8-K was a pro forma balance sheet for the consolidated companies dated December 31, 1996. Two Form 8-K's were filed on May 30, 1997, in connection with a change in the principal accounting firm associated with the Company.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ENCORE MEDICAL CORPORATION


August 12, 1997                       By: /s/  NICK CINDRICH
----------------                         --------------------------------------
Date                                     Nick Cindrich, Chief Executive Officer

August 12, 1997                       By: /s/  AUGUST FASKE
----------------                         --------------------------------------
Date                                      August Faske, Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
--------        -------------

 11             Earnings Per Share Computation

 27             Financial Data Schedule