Form 10-Q
period 1997-09-26
ENCORE MEDICAL CORP
filed 1997-10-31
CIK 944763

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                     Outstanding

Common Stock                                              9,011,417

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 26, 1997 AND DECEMBER 31, 1996
(in thousands, except share data)



                                                                                September 26,   December 31,
                                                                                         1997           1996
                                                                                         ----           ----
                                                                                  (unaudited)      (audited)


Assets
Cash                                                                               $     77        $    472
Accounts receivable, net                                                              6,860           4,467
Inventories                                                                          12,104           9,912

Prepaid expenses and other current assets                                               641             537
                                                                                   --------        --------
Total current assets                                                                 19,682          15,388

Property, plant and equipment, net                                                    4,963           3,931
Other noncurrent assets                                                               1,525             956
                                                                                   --------        --------
Total assets                                                                       $ 26,170        $ 20,275
                                                                                   ========        ========

Liabilities and stockholders' equity
Accounts payable and accrued liabilities                                           $  3,501        $  2,612
Current portion - long-term debt                                                        276             164
Current portion - payable to a related party                                            300             300
Revolving loan                                                                           --           2,300
                                                                                   --------        --------
Total current liabilities                                                             4,077           5,376

Long-term debt, net of current portion                                                3,694           4,913
Payable to a related party, net of current portion                                      800           1,100
                                                                                   --------        --------

Total liabilities                                                                     8,571          11,389

Common stock put warrants                                                                --           2,297

Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 and 587,000
     (652,000 equivalent basis) shares issued and outstanding,
     respectively (See Note 3)                                                           --           2,935
Common stock, $0.001 par value, 35,000,000 shares
     authorized, 9,011,417 and 6,334,000 (5,627,000
     equivalent basis) shares issued and
     outstanding, respectively (See Note 3)                                               9               6
Additional paid-in capital and deferred
     compensation                                                                    18,021           6,315
Accumulated deficit                                                                    (431)         (2,667)
                                                                                   --------        --------

Total stockholders' equity                                                           17,599           6,589
                                                                                   --------        --------

Total liabilities and stockholders' equity                                         $ 26,170        $ 20,275
                                                                                   ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996 (in thousands, except per share amounts)
(unaudited)


                                                                  Three Months Ended                    Nine Months Ended
                                                          September 26,    September 27,        September 26,     September 27,
                                                                   1997             1996                 1997              1996
                                                               --------          -------             --------          --------

Sales                                                          $  5,821          $ 3,876             $ 18,062          $ 11,616
Cost of goods sold                                                1,905            1,432                5,849             4,013
                                                               --------          -------             --------          --------
Gross margin                                                      3,916            2,444               12,213             7,603

Operating expenses:
    Research and development                                        383              220                1,134               950
    Selling, general and administrative                           2,944            2,014                9,028             5,647
                                                               --------          -------             --------          --------

Operating income                                                    589              210                2,051             1,006

Interest income                                                       9               10                   71                34
Interest expense                                                    (70)            (316)                (548)             (671)
Other income (expense)                                              (63)              48                 (106)              (55)
                                                               --------          -------             --------          --------

Income (loss) before extraordinary loss and taxes                   465              (48)               1,468               314
Provision for (benefit from) income taxes                           158              (34)                 (71)               23
                                                               --------          -------             --------          --------
Income (loss) before extraordinary item                             307              (14)               1,539               291
Extinguishment of debt (net of income taxes)                          0                0                  598                 0
                                                               --------          -------             --------          --------

Net income (loss)                                              $    307          $   (14)            $    941          $    291
Change in redemption amount of put warrants                          --             (709)                  --            (1,266)
Preferred stock dividends                                            --               (3)                  --                (3)
                                                               --------          -------             --------          --------
Net income (loss) applicable to common shares                  $    307          $  (726)            $    941          $   (978)
                                                               ========          =======             ========          ========

Net income (loss) applicable to common stock per share
     before extraordinary item                                 $   0.04          $ (0.12)(1)         $   0.16          $  (0.16)(1)

Extraordinary loss per share                                         --               --                (0.04)               --
                                                               --------          -------             --------          --------
Net income (loss) applicable to common stock per share         $   0.04          $ (0.12)            $   0.12          $  (0.16)
                                                               ========          =======             ========          ========

Weighted average shares outstanding                              16,763            6,218               14,192             6,187


(1) Includes the effect of the change in the redemption amount of put warrants.

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996 (in thousands) (unaudited)

                                                                      Nine Months Ended
                                                              September 26,    September 27,
                                                                       1997             1996
                                                                    -------          -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                          $   941          $   291
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                    1,081              694
     Amortization of debt discount                                       65               99
     Extinguishment of debt discount                                    588               --
     Benefit from deferred tax asset                                   (537)              --
     Other                                                               10               --
Changes in operating assets and liabilities:
     Increase in accounts receivable                                 (2,393)            (907)
     Increase in inventories                                         (2,192)          (4,035)
     (Inc.)/dec. in prepaid expenses and other assets                    20             (440)
     Increase in accounts payable and accrued expenses                  889              409
                                                                    -------          -------

     Net cash used in operating activities                           (1,528)          (3,889)
                                                                    -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                  (1,614)          (1,530)
                                                                    -------          -------

     Net cash used in investing activities                           (1,614)          (1,530)
                                                                    -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock                                       7,461            1,687
Payments on payable to a related party                                 (300)            (200)
Proceeds from long-term debt                                          3,043            2,000
Payments on long-term debt                                           (5,153)             (48)
Dividends paid                                                           (4)              --
Payment on debt issuance costs                                           --              (48)
Net change in cash due to conforming fiscal year-end of
pooled company                                                           --              (31)
Payments on revolving loan                                           (2,300)              --
Proceeds from revolving loan                                             --            1,800
                                                                    -------          -------

     Net cash provided by financing activities                        2,747            5,160
                                                                    -------          -------

Net decrease in cash equivalents                                       (395)            (259)
Cash and cash equivalents at beginning of period                        472            1,200
                                                                    -------          -------

Cash and cash equivalents at end of period                          $    77          $   941
                                                                    =======          =======

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Encore Medical Corporation and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 26, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Joint Proxy/Prospectus dated February 27, 1997 (the "Joint Proxy/Prospectus").

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

         For financial reporting and accounting purposes, the merger was accounted for as a recapitalization of Encore, with the issuance of shares by Encore for the net assets of HCAC, consisting primarily of cash. As such, Encore is considered the predecessor company, and the accompanying balance sheet at December 31, 1996 and statement of income for the three and nine months ended September 27, 1996 are those of Encore and do not include the accounts or results of operations of HCAC. The capital accounts of Encore at December 31, 1996, however, have been reflected on an equivalent share basis to give effect to the exchange ratios discussed above. The accompanying statements of income for the three and nine months ended September 26, 1997 include the results of operations of HCAC from the effective date of the merger (March 25, 1997) through the end of the period.

4.       INVENTORIES

         Inventories at September 26, 1997 and December 31, 1996 are as follows (in thousands):

                                September 26,  December 31,
                                        1997           1996

Components and raw materials         $ 2,304         $1,563
Work in process                        1,083            985
Finished goods                         8,717          7,364
                                     -------         ------
                                     $12,104         $9,912
                                     =======         ======

5.        NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed based on the weighted average number of outstanding common and common equivalent shares, using the modified treasury stock method. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. For the three and nine months ended September 26, 1997, the application of the modified treasury stock method resulted in an assumed reduction of interest expense and amortization of debt discount, net of the related tax benefit, and interest income generated from the assumed investment in U.S. government securities, net of the related tax expense, of approximately $338,000 and $759,000, respectively, which has been added to net income available to common stockholders for purposes of calculating earnings per share.

6.       EXTRAORDINARY ITEM

         During the second quarter of fiscal year 1997, the Company repaid $5 million of long term debt, plus accrued interest of $39,000. The Company had previously capitalized approximately $476,000 of financing costs and established a debt discount of $821,000 associated with detachable put warrants issued in accordance with the debt. The unamortized portions of these two items were expensed in conjunction with the repayment of the debt, resulting in an extraordinary charge to earnings of $598,000, net of an income tax benefit of $308,000.

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

8.       RECENT PRONOUNCEMENT

         The Financial Accountings Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") establishing a new methodology for calculating earnings per share. FAS 128 must be adopted as of December 31, 1997, and earlier adoption is not permitted. Had net income (loss) applicable to common stock per share been determined under this new standard, there would have been no change for the three and nine months ended September 27, 1996 from amounts reported, but for the three and nine months ended September 26, 1997, basic earnings per share would have been $0.04 and $0.12, respectively, and diluted earnings per share would have been $0.03 and $0.09, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1997, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 27, 1996.

Sales increased 50.2% to $5.8 million for the third quarter of 1997, when compared to $3.9 million for the same period in 1996. U.S. sales increased 70.4% to $3.4 million while sales outside the U.S. increased 28.3% to $2.4 million. The increase was primarily due to the continued expansion of the U.S. sales force and penetration of the reconstructive device market led by the Foundation(R) Total Knee and Hip Systems.

Gross margin for the third quarter of 1997 was $3.9 million, or 67.3% of sales, up from $2.4 million or 63.1% of sales for the three month period ended September 27, 1996. The increase in gross margin was primarily due to increased sales volume and an increase in U.S. sales, which generate a greater gross margin than sales outside the U.S.

Selling, general and administrative expenses increased by $930,000 or 46.2% more than for the same period in 1996. However, selling, general and administrative expenses as a percentage of sales decreased in the third quarter of 1997 to 50.6% from 52.0% for the third quarter of 1996. The primary contributors to this increase in actual expenditures were commissions and royalties resulting from increased sales, expenses associated with clinical support activities, additional instrumentation depreciation and the continual investment in the development of the U.S. sales infrastructure and expansion of the business.

Operating income increased by $379,000 or 180.5% when compared to the third quarter of 1996. The increase was due to increased gross margins, which was partially offset by the increased selling, general and administrative expenses. Operating income as a percentage of sales increased to 10.1% in 1997 from 5.4% in 1996.

Net income for the third quarter of 1997 was $307,000, representing an increase of 2,292.9% over the same period in 1996. This increase resulted from increased operating income and lower interest expense partially offset by an increase in income taxes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1997, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 27, 1996.

Sales were $18.1 million for the nine months ended September 26, 1997, representing an increase of $6.4 million or 55.5% over the nine months ended September 27, 1996. U.S. sales and sales outside the U.S. increased 75.1% and 36.1%, respectively, over the same nine month period in 1996. The continued expansion of the U.S. sales force and penetration of the reconstructive device market led by the Foundation(R) Total Knee, Hip and Shoulder Systems were the primary contributors to this sales increase.

Gross margin increased to $12.2 million, or 67.6% of sales, as compared to $7.6 million or 65.5% of sales for the same nine month period in 1996. This gross margin increase resulted from increased U.S. sales, which generate a greater gross margin than sales outside the U.S., manufacturing efficiencies and cost controls.

Selling, general and administrative expenses increased by $3.4 million or 59.9% when compared to the same period in 1996. This increase was primarily due to commissions and royalties associated with increased sales, legal expenses associated with litigation and patent applications, expenses associated with clinical support activities, additional instrumentation depreciation and the continual investment in the development of the U.S.
sales infrastructure and expansion of the business.

Operating income increased 103.9% to $2.1 million or 11.4% of sales, as compared to $1.0 million or 8.7% of sales for the nine month period ended September 27, 1996. This increase was due to increased gross margins, which was partially offset by increased selling, general and administrative expenses.

Net income for the nine months ended September 26, 1997 increased 223.4% to $941,000 from $291,000 for the same nine month period in 1996. This increase was due to the increase in operating income, lower interest expense, and a benefit from the reversal of the deferred tax asset valuation allowance ($537,000) in the previous quarter (see Note 7) offset by an extraordinary charge ($598,000) associated with the extinguishment of debt in the previous quarter (see Note 6).

LIQUIDITY AND CAPITAL RESOURCES

The Company's continued growth has resulted in an increase in working capital requirements. These requirements have been funded primarily from the merger proceeds and the $10 million line of credit established in the second quarter. As of September 26, 1997, the Company had drawn $3 million on its line of credit with an eligible borrowing base of $9.7 million.

Over the past quarter and nine month period ended September 26, 1997, the Company's primary use of cash has been to continue to fund the increase in accounts receivable and inventory, and for capital expenditures. These areas will continue to be the primary uses of funds as the Company grows. The Company believes that through the combination of cash generated from operations and its credit facilities, there will be sufficient cash available to meet its needs over at least the next 12 months. It is also anticipated as the Company grows and performs, increased credit facilities will be available until such time that the outstanding $5 warrants are exercised.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       Exhibits.  See Index to Exhibits

2. Reports on Form 8-K. No Form 8-K's were filed during the quarter ended September 26, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ENCORE MEDICAL CORPORATION

10-30-97                   By:      /s/ Nick Cindrich
Date                                Nick Cindrich, Chief Executive Officer

10-30-97                   By:      /s/ August Faske
Date                                August Faske, Chief Financial Officer


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