Form 10-K
period 1997-12-31
ENCORE MEDICAL CORP
filed 1998-03-30
CIK 944763

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

| |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

9800 METRIC BLVD.
AUSTIN, TEXAS                                             78758
(Address of principal executive offices)                  (Zip code)

                                  512-832-9500
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                   $5 Warrant
                                   $7 Warrant

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes      No X
                                 ----

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of Encore Medical Corporation, computed by reference to the last sales price of such stock as of March 16, 1998, was $19,649,012.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 1998, the latest practicable date.

Title                                                        Outstanding
-----                                                        -----------
Common Stock, par value $0.001                               9,091,848

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933:

PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).

     This annual report on Form 10-K of Encore Medical Corporation for the year ended December 31, 1997 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, Encore expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; commodity prices; the success and costs of advertising and promotional efforts; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the costs and effects of legal proceedings.

ITEM 1.  BUSINESS

OVERVIEW

         Encore Medical Corporation ("EMC") through its primary operating subsidiary, Encore Orthopedics, Inc. ("Encore" or the "Company"), designs, markets and distributes orthopedic products and supplies. Its products are used primarily by orthopedic medical specialists to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and participation in sporting events. Encore's products cover a broad variety of orthopedic needs and include hip, knee and shoulder implants to reconstruct damaged joints and trauma products to reconstruct bone fractures.

         In April 1992, seven former executives of another orthopedic products company joined a small original equipment manufacturer that was engaged in the supply of orthopedic implants and related instruments. Encore thereafter began to produce and distribute orthopedic products under its own name. The members of Encore's management team possess over 110 years of combined experience in the orthopedic products industry.

         Encore's first product, the Foundation(R) Knee System, was introduced in Europe in October 1992 and in the United States in February 1993, upon Encore's receipt of United States Food and Drug Administration ("FDA") 510(k) premarket notification approval. Encore obtained registration for the Foundation(R) Knee System in Japan, and sales began in Japan in late 1994. Since that time, Encore has developed and obtained regulatory approval for additional products and product improvements and has several products awaiting receipt of 510(k) approval from the FDA. In August 1992, Encore entered into a strategic alliance with PLUS Endoprothetik AG ("PLUS Switzerland"), which directly and through its affiliates, provided Encore with funding for the initial phases of its growth, the ability to sell its products in European and Japanese markets and the ability to sell a fully developed total hip replacement system in North America.

         In May 1996, Encore acquired substantially all of the net assets and liabilities of Applied Osteo Systems ("AOS"). AOS sold several products in the trauma market, primarily intramedullary rods used for fracture repair. This acquisition expanded Encore's product line into the market for trauma products, an area in which Encore had not previously participated. Encore currently offers knee, shoulder, hip and trauma products that are sold in countries throughout the world.

         In March, 1997, Encore entered into a reverse merger with Healthcare Acquisition, Inc., a wholly owned subsidiary of Healthcare Acquisition Corp. ("HCAC"). Encore was the surviving company. Immediately upon completion of the merger, HCAC changed its name to Encore Medical Corporation.

INDUSTRY BACKGROUND

         Certain of the information contained in this Form 10-K, generally, and in this section concerning the definition, size and development of the various product markets in which Encore participates, and Encore's general expectations concerning the development of such product markets, both domestically and internationally, are based on estimates prepared by Encore using data from various sources (primarily MediFacts International, MDIS Publications and Knowledge Enterprises, as well as data from Encore's internal research), which data Encore has no reason to believe are unreliable, and on assumptions made by Encore, based on such data, and Encore's knowledge of the orthopedic product industry, which Encore believes to be reasonable.

         Over the last two decades, the orthopedic products market, which consists of implants for joint replacement, spinal implants, trauma products, certain arthroscopic, sports medicine and soft goods products, bone cement and related products and instrumentation, has experienced significant growth in both revenues and unit sales. In 1995, the worldwide market for orthopedic products produced approximately $7.0 billion in revenue. In the United States, the orthopedic products market represented approximately $3.9 billion in revenue in 1995. From 1989 to 1995, the average annual revenue growth rate was approximately 16%. Unit growth accounted for approximately 10% of this growth; the remainder of the growth was attributable to technology driven price increases.

         Joint reconstruction products accounted for approximately $1.5 billion of the overall orthopedic market in the U.S. in 1995 and approximately $3.0 billion worldwide. Among the joint replacement products, hip replacement products account for approximately 49% of worldwide revenues (with approximately $1.6 billion in worldwide sales in 1995), knee replacement products account for approximately 47% of worldwide revenues (with approximately $1.4 billion in worldwide sales in 1995) and shoulder replacement and other related products (spinal, elbow, wrist, finger, toe, ankle and ligament prostheses) account for approximately 4% of worldwide revenues (with approximately $80 million in worldwide sales in 1995). The trauma, or fracture fixation, segment of the orthopedic products market approached $500 million in 1995, representing approximately 15% growth over 1994. The trauma product market is divided between internal and external fixation products. In 1995, internal fixation products accounted for about 75% of the revenues from the sale of all trauma products. The other segments of the orthopedic products market (soft goods, cast room products, power and hand instruments, arthroscopy, etc.) account for approximately 40% of the revenue for the total orthopedic products market.

         The international orthopedic market remains concentrated in a few primary areas. The United States alone accounts for approximately 56% of the worldwide market, and five countries, the United States, Germany, France, Japan and the United Kingdom, account for approximately 80% of the worldwide market for such products. There are, however, other markets being developed in areas such as China, Eastern Europe, Russia and the Middle East, where there is significant growth potential for sales of orthopedic products such as Encore markets.

STRATEGY

         Encore has established its knee, hip and shoulder total joint products as the core of its product line. Encore's management believes that it must offer a complete line of reconstructive total joint implant products, along with specialty trauma and spinal products, to remain competitive in the orthopedic products marketplace. Encore will continue to design and acquire technology to assemble complete, high quality, competitively-priced, globally-designed product lines and will continue to expand its network of independent sales agents for the sale of its products in the United States and its distributor relationships worldwide. Encore's goal is to increase its penetration in the United States and foreign markets by introducing total joint replacement ancillary products and specialty products, grow its line of trauma products and enter the spinal implant marketplace, through internal development and through the acquisition of existing products or companies. The acquisition of AOS is indicative of the type of product and/or market coverage Encore will seek in future transactions.

         Outside the United States, Encore's strategy is to expand its existing distribution arrangements and enter into new distribution agreements in other parts of the world. For both its United States and its international products, Encore will continue to work with a team of experienced orthopedic surgeons to help design and promote its products, develop clinical results, assist in marketing the products and participate in educational programs focusing on the products.

PRODUCTS

         Encore currently designs, manufactures and markets over 5,700 separate orthopedic reconstructive joint products, trauma products and instruments used by surgeons to perform orthopedic surgery. Encore plans to continue to develop or acquire new hip, knee and shoulder systems as well as new trauma products, including line extensions, systems that address the differing preferences of surgeons (i.e., cruciate sparing v. posterior stabilized knees or straight v. anatomic hip stems) and new systems for new indications (i.e., primary v. revision).

RECONSTRUCTIVE KNEE PRODUCTS

         Encore currently offers the Foundation(R) Knee System in both cruciate sparing and posterior stabilized versions, for both primary and revision applications, all of which are designed to duplicate as closely as possible the anatomical function of the patient's knee, thereby improving its range of motion and stability. Encore's knee systems are used to replace the articulating surfaces of the knee: the knee cap (patella), top of the shinbone (tibia), and bottom of the thigh bone (femur). The knee system consists of eight different sizes of knee components, which are made of cobalt chrome alloy, titanium alloy and high-density polyethylene. Sales of knee products and related instruments accounted for approximately 71% of total sales in 1997.

RECONSTRUCTIVE HIP PRODUCTS

     Encore is currently marketing four internally designed hip systems as the initial components of the Foundation(R) Hip System. Encore began marketing in 1997 the Vitality (R) Hip Stem, which meets the needs of surgeons who believe in a different philosophical approach than the one underpinning the Foundation Hip System. Encore also markets the SL-PLUS Hip System in limited areas for both primary and revision applications, a hip system designed and manufactured by PLUS Switzerland. Encore's hip implant consists of the same basic parts as the normal hip, including a femoral stem (thighbone) with a spherical femoral head
(ball) and an acetabular cup (socket) on which the femoral head articulates. Sales of hip products and related instruments accounted for approximately 18% of total sales in 1997.

RECONSTRUCTIVE SHOULDER PRODUCTS

     Encore markets its own internally designed Foundation(R) Shoulder System. Encore's shoulder implant consists of the same basic parts as the normal shoulder, including a humeral stem with a spherical humeral head (ball) and a glenoid component on which the humeral head articulates. Sales of shoulder products and related instruments accounted for approximately 3% of total sales in 1997.

TRAUMA PRODUCTS

     The acquisition of AOS in May 1996 provided Encore with a complementary extension of its product line into trauma products. AOS' products included a patented system of intramedullary nails used in repairing bone fractures, primarily for use in correcting upper extremity fractures and a patented external fixation system. Encore has recently begun to sell intramedullary nail products in the higher volume market for products used in correcting lower extremity conditions. In addition, Encore plans to expand the trauma product line by concentrating on "specialty" trauma products. Sales of trauma products and related instruments accounted for approximately 8% of total sales in 1997.

MARKETING AND SALES

     Encore's products are currently marketed and sold in the United States, Western Europe and Japan. In addition, Encore expanded into Canadian distributions as of January 1, 1998. In the United States, products are sold to hospitals and orthopedic surgeons through a network of independent commissioned sales agents. Outside the United States, Encore's products are sold through distributors, primarily PLUS Switzerland and its affiliates. In addition, Encore works closely with affiliated surgeons who use the products, assist in the preparation of marketing materials and participate in educational and professional activities relating to the products.

     Encore strives to place its sales agents in the United States in sales territories whose populations contain significant concentrations of individuals over 55 years of age. As of December 31, 1997, Encore had independent sales agents selling either reconstructive products, trauma products, or both, in 23 sales territories in 25 states of the United States. Sales agents are generally granted a contract with a term of one to three years. Agents are typically paid a sales commission ranging from 20% to 25% of the gross selling price of all products sold, with the possibility of a 5% bonus on all annual sales if the agent exceeds established sales goals. Encore's sales agents are also eligible to receive stock options under the 1993 Distributor Stock Option Plan and the 1997 Distributor Advisory Panel Stock Option Plan. Each of Encore's sales agents are assigned an exclusive sales territory. The sales agents may sell non-competing lines of orthopedic products manufactured by other companies but may not carry competing product lines. Encore provides its agents product inventories on consignment for their use in marketing its products and for filling customer orders. All sales agents are required to participate in periodic product and sales training courses given by Encore at its corporate offices in Austin, Texas as well as at other locations around the United States.

     Encore's management believes that the changing orthopedic product marketplace will require orthopedic product companies to emphasize the value-added services provided together with products in order to be successful. Towards that end, Encore has instituted programs to formalize training of support personnel in both hospital and medical office environments, has included key customers (i.e., surgeons and hospital administrators) in defining the desired levels and types of customer service, and is upgrading its order processing system to allow the creation of a simple and effective interface with both hospitals, sales agents and international distributors. In addition, Encore is developing a comprehensive distribution support system that will provide for instrument and inventory loaners, in order to enable sales agents to service low volume territories, and an on-line inventory control system. Encore is also developing a dedicated field support group to provide rapid response to technical issues.

 Encore continues to evaluate the most efficient methods of product marketing and distribution and to assess its use of sales agents and stocking distributors. Encore is designing its sales efforts to take into account the fact that the customer base for its products now includes, in addition to surgeons, hospital administrators, material management personnel, purchasing agents and review committees. The need to sell effectively to all of these groups will continue to grow, and Encore intends to continue to address the evolving landscape of the orthopedic marketplace.

INTERNATIONAL SALES AND DISTRIBUTION

     Encore's total joint implant products are currently sold to Encore's strategic partner, PLUS Switzerland, and distributed by PLUS Switzerland and its sales subsidiaries in Western Europe. A PLUS Switzerland affiliate, Endo PLUS K.K., currently distributes Encore's total joint products in Japan. Pursuant to Encore's distribution agreement with PLUS Switzerland, Encore distributes certain PLUS Switzerland products in limited areas of the United States. In addition, Encore distributes trauma products through distributors in certain Western European countries and Japan, pursuant to arrangements originally entered into by AOS. Encore's management is continuing to look for opportunities to expand the international market for Encore's products and will continue its efforts to identify international markets in which its U.S.-designed products can obtain rapid acceptance with surgeons, hospitals and other buyer groups. Encore's management will also continue to seek markets outside of the Encore/PLUS Switzerland network that have sufficient profit potential, size and market conditions.

AFFILIATED SURGEONS

     A key aspect in Encore's development, marketing and sale of its products is the use of designing and consulting surgeons. Each major product is supported by three to five designing surgeons who assist Encore not only with the design of the product but who also give demonstrations using the product, assist in developing marketing materials and participate at symposia addressing both clinical and economic aspects of the product. The designing surgeons working on a product are compensated with a royalty of approximately 5%, which is typically split among the group members. The designing surgeons also receive stock options, which usually vest over a four-year period. Encore has encouraged interaction among the surgeons with visits to designing surgeons' institutions (e.g., viewing surgeries, training meetings and regional workshops) by attempting to regionalize the designing surgeon groups.

     Advocacy groups are being formed among U.S. and European surgeons that, through clinical visits and information exchanges, will support conversions to Encore designed products in Europe.

     Encore also has established relationships with consulting surgeons, who perform various consulting services for Encore. Such services include conduct of clinical studies on various products, analysis of economic issues relating to use of the products, establishment of protocols for use of the products and participation at various symposia. The consulting surgeons do not receive royalty payments but are granted stock options under the 1993 Surgeon Advisory Stock Option Plan or the 1997 Surgeon Advisory Stock Option Plan. Consulting surgeons are also occasionally paid consulting fees for their services to Encore's products.

RESEARCH AND DEVELOPMENT

     Encore conducts extensive research and development programs at its facility in Austin, Texas. Such activities are focused on making improvements to existing products and developing new products using new materials and surgical applications.

COMPETITION

     The market for orthopedic products is highly competitive and is dominated by a number of large companies, each of which have research and development, sales, marketing and manufacturing capabilities greater than those of Encore. These competitors also feature a wider range of product offerings than Encore, and many have the endorsement of leading orthopedic surgeons for their products.

         In the last ten years, new technologies and product concepts have been introduced into the orthopedic market at a rapid rate, often before prior technologies and concepts have been fully integrated. Many of Encore's competitors have entered into various agreements and joint ventures with other companies to develop innovative products for the industry. Furthermore, most orthopedic product companies are attempting to develop new implant surfaces to enhance bone ingrowth and are experimenting with new materials such as hydroxylapatite and ceramics. It is the opinion of Encore's management that this evolution in high technology products will continue for the foreseeable future.

         In addition to the race for technology, orthopedic product companies must now devote attention to the prices of their products. Price has become increasingly important as a competitive factor, due particularly to governmental and third party payors' adoption of prospective payment systems. Thus, although Encore's management believes that the design and quality of its products compare favorably with those of its competitors, should Encore be unable to offer products with the latest technological advances at relatively modest prices, its ability to successfully compete with its competitors could be materially and adversely affected. Currently, Encore competes favorably on price with most of its competitors.

MANUFACTURING

         Encore's management believes that Encore must be a low-cost manufacturer in order to effectively compete and that its manufacturing system must be flexible and responsive to ongoing supply demands. Encore uses both in-house manufacturing capabilities and partnership relationships with third-party vendors to supply products. The third-party vendors may have special manufacturing capabilities (i.e., casting, forging, porous coating or sterilization) or may be general suppliers of finished components. With the exception of those vendors supplying special capabilities, the choice of in-house or vendor supply is based on available in-house capacity, lead time control, and cost control.

         Encore's in-house capacity includes CNC machine tools (four mills, three lathes), belting, polishing, cleaning, packaging and quality control. Encore obtained ISO 9001 qualification and Medical Device Directive "CE" certification in 1996. At present, the machining capacity is used to produce about 50% of the implant units; the remainder are produced by third party manufacturers. The primary raw materials used in the manufacture of Encore's reconstructive products are cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene. Encore has alternate sources for all of its vendors and suppliers and believes that adequate capacity exists at its suppliers to meet all anticipated needs.

         All implants and instruments go through in-house quality control, cleaning and packaging operations. Quality control measures begin with an inspection of all raw materials and castings to be used. Each piece is inspected at each step of the manufacturing process. As a final step, products pass through a "clean room" environment designed and maintained to reduce product exposure to particulate matter.

INTELLECTUAL PROPERTY

         Encore holds one United States patent, covering a tibia base plate design, used in connection with its Foundation(R) Knee System. It also has nine exclusive patent licenses, which protect Encore both in the United States and in several foreign countries. Encore has six trademarks registered in the United States, one of which is also registered in Germany, Switzerland, Austria, China and Japan. Encore is in the process of registering that trademark with the European Community. Encore also depends on three unregistered trademarks, all of which have been submitted for registration in the United States. In the future, Encore will apply for such additional patents and trademarks as it deems appropriate. Finally, Encore relies on non-patented proprietary know-how, trade secrets, process and other proprietary information, which it protects through a variety of methods, including confidentiality agreements and proprietary information agreements.

GOVERNMENT REGULATION

         Encore's products are subject to rigorous government agency regulation in the United States and certain other countries. In the United States, the FDA regulates the testing, labeling, manufacturing and marketing of medical devices to ensure that medical products distributed in the United States are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Encore's products are subject to such FDA regulation.

         Under the Food, Drug and Cosmetic Act, as amended, medical devices are classified into one of three classes depending on the degree of risk imparted to patients by the medical device. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with Good Manufacturing Practices ("GMPs"), facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require premarket review and clearance by the FDA through the 510(k) Premarket Notification process described below. Class II devices are subject to General Controls as well as premarket demonstration of adherence to certain performance standards or other special controls as specified by the FDA. Premarket review and clearance by the FDA is accomplished through the 510(k) Premarket Notification procedure. In the 510(k) Premarket Notification procedure, the manufacturer submits appropriate information to the FDA in a Premarket Notification submission. If the FDA determines that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another similar commercially available device subsequently cleared through the 510(k) Premarket Notification process, it will grant clearance to commercially market the device. It generally takes from three to 12 months from the date of submission to obtain clearance of a 510(k) Premarket Notification submission, but the process may take longer. If the FDA determines that the device, or its "labeled" intended use, is not "substantially equivalent," the FDA will automatically place the device into Class III.

         A Class III product is a product that has a wholly new intended use or is based on advances in technology for which the device's safety and effectiveness cannot be assured solely by the general controls, performance standards and special controls applied to Class I and II devices. These devices often require formal clinical investigation studies to assess their safety and effectiveness. A PMA from the FDA is required before the manufacturer of a Class III product can proceed in marketing the product. The PMA process is much more extensive than the 510(k) Premarket Notification process. In order to obtain a PMA, Class III devices, or a particular intended use of any such device, must generally undergo clinical trials pursuant to an application submitted by the manufacturer for an IDE. An approved IDE exempts the manufacturer from the otherwise applicable FDA regulations and grants approval for the conduct of human clinical investigation in order to generate the clinical data necessary to scientifically evaluate the safety and efficacy of the Class III device or intended use.

         When a manufacturer believes that sufficient pre-clinical and clinical data has been generated to prove the safety and efficacy of the new device or new intended use, it may submit a PMA application to the FDA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but the process may take significantly longer. In approving a PMA application, the FDA may also require some form of post-market surveillance whereby the manufacturer follows certain patient groups for a number of years, making periodic reports to the FDA on the clinical status of those patients. This helps to ensure that the long-term safety and effectiveness of the device are adequately monitored for adverse events. Most pre-amendment devices (those marketed prior to the enactment of the Medical Device Amendment of 1976) are, in general, exempt from such Premarket Approval requirements, as are Class I and Class II devices.

         Encore's products include both pre-amendment and post-amendment Class I, II and III medical devices. All currently marketed devices hold the relevant exemptions or premarket clearances or approvals, as appropriate, required under federal medical device law.

         Encore's manufacturing processes are also required to comply with GMP regulations that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of Encore's products. Further, Encore's facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA or other agencies. Failure to comply with applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA to grant future pre-market clearances or approvals, withdrawals or suspensions of current clearances or approvals and criminal prosecution. There are currently no adverse regulatory compliance issues or actions pending with the FDA, and no FDA GMP audits conducted at Encore's facilities have resulted in any adverse compliance enforcement actions.

         Encore is subject to regulations in many of the foreign countries in which it sells its products, in the areas of product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to Encore's devices and products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require Encore's products to be qualified before they can be marketed in those countries. To date, Encore has not experienced any difficulty in complying with these regulations. Encore has also implemented policies and procedures allowing it to position itself for the changing international regulatory environment. The ISO 9000 series of standards has been developed as an internationally recognized set of guidelines that are aimed at ensuring the design and manufacture of quality products. A company that passes an ISO audit and obtains ISO registration becomes internationally recognized as well run and functioning under a competent quality system. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 series certification, which is in some ways analogous to compliance with the FDA's GMP requirements. The European Community has promulgated rules requiring medical products to receive a CE mark by mid-1998. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements. ISO 9000 series certification is one of the prerequisites for CE marking for most of Encore's products. ISO 9001 is the highest level of ISO certification, covering both the quality system for manufacturing as well as the quality system for product design control. Encore has received an ISO 9001 certification and "CE" certification.

         Encore must obtain export certificates from the FDA before it can export certain of its products.

         Certain provisions of the Social Security Act, commonly known as the "Medicare Fraud and Abuse Statute," prohibit entities, such as Encore, from offering, paying, soliciting or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Violation of the Anti-Kickback Statute is a felony, punishable by fines of up to $25,000 per violation and imprisonment of up to five years. In addition, the federal Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third party payor patients.

         Federal physician self-referral legislation prohibits, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The penalties for violations include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each referral in violation of the statute and $100,000 for participation in a "circumvention scheme."

ITEM 2.  PROPERTIES

Encore owns no real property, however, Encore leases an approximately 70,000 square foot facility in Austin, Texas for its corporate headquarters, manufacturing facilities and warehouse for its business operations. This lease is a 10-year lease which commenced on April 1, 1997, with the option to renew for five years and with an option to terminate the lease after 5 years upon the payment of the unamortized leasehold improvement costs. The Company's monthly lease payments are approximately $35,420, for an annual lease payment of approximately $425,040, which amounts do not include the Company's share of applicable common area maintenance, property taxes and public utility charges.

ITEM 3.  LEGAL PROCEEDINGS

During 1997, Encore was a party to the lawsuit styled Intermedics Orthopedics, Inc. vs. Encore Orthopedics, Inc., et al, Cause no. 96-14729, 98th Judicial District Court of Travis County, Texas. In January 1998 this case reached a settlement which resulted in a complete dismissal of all the parties with prejudice. No party admitted any liability as a result of this settlement. Encore agreed to pay Intermedics Orthopedics, Inc. a nominal amount in connection with the settlement and to refrain from hiring any of Intermedics' current sales agents through July 1998. As part of the settlement, all parties fully released the other parties from all claims they may have had against the other parties that are related to the subject matter of the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and $5 Warrants are traded on the NASDAQ National Market System under the symbols "ENMC" and "ENMCW" respectively. The $7 Warrants are not traded on a public market. The following tables set forth for the periods indicated the high and low sales prices of the Company's Common Stock and $5 Warrants as reported on the OTC Bulletin Board for the period March 13, 1996 through March 24, 1997 and on the NASDAQ National Market since March 25, 1997:

                                                           COMMON SHARES                    $5 WARRANTS
                                                           -------------                    -----------
                                                        HIGH            LOW             HIGH           LOW
                                                        ----            ---             ----           ---
     1997
     First Quarter                                     $5.75           $4.75           $1.25          $0.63
     Second Quarter                                    $5.13           $3.56           $1.25          $0.63
     Third Quarter                                     $5.13           $4.13           $1.13          $0.69
     Fourth Quarter                                    $4.94           $3.41           $1.34          $0.88


     1996
     First Quarter (beginning March 13, 1996)          $4.50           $4.50           $1.06          $1.06
     Second Quarter                                    $4.63           $4.50           $1.06          $0.91
     Third Quarter                                     $4.84           $4.63           $1.03          $0.84
     Fourth Quarter                                    $4.88           $4.63           $1.00          $0.63

As of March 16, 1998, the Company had approximately 89 shareholders of the Company's Common Stock of record. There are in excess of 925 beneficial owners of the Company's Common Stock. As of March 16, 1998, the Company had approximately 10 shareholders of the Company's $5 Warrants of record. There are in excess of 100 beneficial owners of the Company's $5 Warrants. As of March 16, 1998, the Company had approximately 100 shareholders of the Company's $7 Warrants of record and beneficiary.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth selected financial data with respect to the Company for the periods indicated. The data as of March 31, 1993, for the nine months ended December 31, 1993 and as of December 31, 1994, 1995, 1996 and 1997 and for each of the four years in the period ended December 31, 1997 have been derived from financial statements audited by Price Waterhouse LLP, independent accountants whose report relating to the consolidated financial statements for the three years ended December 31, 1997 appears in this report. The selected financial data should be read in conjunction with the financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                           YEAR        NINE MONTHS
                                           ENDED          ENDED                 YEAR ENDED DECEMBER 31,
                                          MARCH 31,     DECEMBER 31,            -----------------------
(IN THOUSAND, EXCEPT PER SHARE DATA)        1993          1993(a)       1994        1995          1996          1997
                                            ----          -------       ----        ----          ----          ----
STATEMENT OF OPERATIONS DATA
Sales                                    $  2,045      $  3,295      $  7,762     $ 13,791      $ 17,621      $ 24,440
Gross margin                                  870         1,647         4,487        8,051        11,563        16,504
Income (loss) from operations              (2,176)         (931)          166        1,758         2,129         2,500
Income (loss) before extraordinary
     item                                  (2,176)         (931)          166        1,408         1,033         1,857
Net income (loss) (b)                      (1,706)         (928)          447        1,408         1,033         1,259
Basic earnings per share                    (0.38)        (0.21)         0.09         0.27         (0.04)         0.16
Shares used in computing basic
     earnings per share                     4,498         4,499         4,824        5,150         5,463         8,033
Diluted earnings per share                  (0.38)        (0.21)         0.07         0.23         (0.04)         0.12
Shares used in computing diluted
     earnings per share                     4,498         4,499         5,991        6,216         5,463        10,253

BALANCE SHEET DATA
Working capital                          $  2,652      $  2,714      $  3,752     $  7,231      $ 10,012      $ 14,682
Total assets                                4,981         5,098         7,712       12,757        20,275        25,721
Note payable and current portion of
    long-term debt                            100           100           200          293         2,764           612
Long-term debt, less current portion        1,800         1,800         1,600        4,479         6,013         3,244
Stockholders' equity                        2,349         2,313         3,275        5,170         6,589        18,024

(a) Encore converted from a March 31 fiscal year to a December 31 fiscal year as of December 31, 1993.

(b) Due to changes in valuation in put warrants issued in 1995 and 1996, net income (loss) applicable to common stockholders would be $1,370 in 1995 and ($236) in 1996. These warrants had this put feature eliminated in connection with the merger with HCAC and these warrants were exercised in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Encore develops, manufactures, markets and sells orthopedic implant devices and related surgical instrumentation to hospitals and stocking distributors. In the past five years, Encore has introduced its total joint replacement and trauma products to the marketplace and established both domestic and international distribution. Its strategy reflects its founders' belief that it must design and market high quality orthopedic products to a worldwide audience. Encore's past financial results are reflective of Encore's efforts as to develop the necessary infrastructure and relationships to make Encore a competitive participant in the orthopedics industry.

Encore has invested in building a flexible infrastructure consisting of experienced personnel, business and management information systems, and floor space to provide the highest level of customer responsiveness at the lowest possible cost. The most current technology is employed to provide the visibility required throughout the Company to plan for and manage rapid growth.

Encore has expanded its full line of total joint implants to cover knee, hip and shoulder applications. In addition, in May 1996, Encore acquired all of the assets and liabilities of Applied Osteo Systems, Inc. ("AOS"), an orthopedic company with products in the trauma implant area, in a transaction accounted for as a pooling of interest. Encore merged with Healthcare Acquisition Corp. ("HCAC") in March 1997, which was treated as a recapitalization of Encore for financial statement purposes. All financial information included herein reflects these transactions. Encore has developed a network of independent sales representatives that sell Encore's products throughout the

United States. Encore has also established relationships with several international stocking distributors. Encore must receive 510(k) or PMA approval from the FDA for every product that it desires to sell in the United States and similar regulatory approvals in other countries in which it sells it products. Encore has received such approvals for all of its products.

Encore converted from a March 31 fiscal year-end to a December 31 fiscal year-end as of December 31, 1993.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

Sales were $24,440,000 for the year ended December 31, 1997, representing an increase of $6,819,000 or 38.6% over the year ended December 31, 1996. In 1997 U.S. sales and sales outside the U.S. increased 56.9% and 20.4%, respectively, over 1996. The increase in U.S. sales was fueled primarily by the growth of the U.S. sales force in the number of sales agents and more productive sales territories. Outside the U.S., existing distributors' growth remains strong while Encore continues to expand into additional territories. Sales of reconstructive products increased to $22,731,000 in 1997, led by the Foundation(R) Total Knee, Hip and Shoulder Systems. Trauma product sales remained relatively flat at $1,709,000 when compared to the prior year. The increase in reconstructive products is attributed primarily to the expansion of the U.S. sales force. Continued transition from a non-exclusive to an exclusive sales force is a major factor for the flat sales of trauma products. The Company anticipates sales of trauma products to increase as the transition to an exclusive sales force is completed in 1998 and the product base is expanded. Going forward, rapid geographical expansion and introduction of new products will fuel additional increases in sales in both the total joint and trauma segments of the business.

Gross margin increased to $16,504,000 in 1997, or 67.5% of sales, as compared to $11,563,000 or 65.6% of sales for 1996. This gross margin increase resulted from increased U.S. sales, which generate a greater gross margin than sales outside the U.S., manufacturing efficiencies and cost controls. For the future, gross margin should continue to improve due to reasons stated above and the increase in volume.

Selling, general and administrative expenses increased by $4,185,000, or 51.2%, in 1997 when compared to the same period in 1996. This increase was due to higher commissions associated with an overall increase in sales plus a higher percentage growth in U.S. sales (which carry higher commission rates than sales outside the U.S.). Also, royalties increased in conjunction with the increase in overall sales. Additionally, there were higher legal and professional expenses due to increased patent applications, increased audit and review fees, and the settlement of a lawsuit and the related legal fees. Finally, increased expenses associated with a greater number of clinical support activities, higher instrumentation depreciation, and the continual investment in the development of the U.S. sales infrastructure and expansion of the business contributed to the increase.

Research and development expenses increased by $385,000 or 30.6% in 1997 when compared to the same period in 1996. Research and development activities increased to complete the design of two new hip stems and two acetabular systems that will be released in early 1998. A joint design effort with Norton Desmarquest Fine Ceramics of France was initiated to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee. Initiation of activities that address polyethylene wear in the hip included a FDA feasibility study for metal/metal articulation as well as FDA approval to begin full clinical studies for metal/metal and ceramic/ceramic hips. Additional regulatory activities included clearance of eleven 510(k) approvals from the FDA and approval to market the Foundation(R) Hip System in Canada.

Operating income increased 17.4% to $2,500,000, as compared to $2,129,000 for the year ended December 31, 1996. This increase was due to increased gross margins, which was partially offset by increased operating expenses. Going forward, operating income should increase due to leveraging fixed costs and increased sales volume.

Net income for the year ended December 31, 1997 increased 21.9% to $1,259,000 from $1,033,000 in 1996. This increase was due to an increase in operating income, lower interest expense, and a benefit from the reversal of the deferred tax asset valuation allowance ($524,000) offset by an extraordinary charge ($598,000) associated with the extinguishment of debt. In the future, net income will be favorably impacted by increased operating income, while being partially offset by increased federal income taxes.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

Sales for the year ended December 31, 1996 increased to $17,621,000 from $13,791,000 for the year ended December 31, 1995. This reflects an increase of 27.8%. Sales of reconstructive products increased to $15,909,000 from $12,024,000, while sales of trauma products decreased slightly to $1,712,000 from $1,767,000. The increase in reconstructive product sales resulted from continued expansion of the sales force in more productive sales territories. The decline in sales of trauma products resulted from the transition in sales forces as a result of the AOS acquisition in May 1996.

The gross margin for the year ended December 31, 1996 increased to $11,563,000 from $8,051,000 for the year ended December 31, 1995. The gross margin as a percentage of sales increased to 65.6% from 58.4%. This increase was primarily due to increased volume, changes in the sales mix and continuing refinement of manufacturing processes. The change in the sales mix resulted from greater U.S. sales, which carry a higher margin than sales outside the U.S., and increased sales of higher margin products to distributors outside the U.S., i.e., implants which have a higher margin than instrument sales to distributors outside the U.S.. Some of the margin improvement is offset by increased selling, general and administrative expenses described below.

Selling, general and administrative expenses increased to $8,175,000 for the year ended December 31, 1996 compared to $5,457,000 for the year ended December 31, 1995. Selling, general and administrative costs as a percentage of sales increased to 46.4% from 39.6%. This increase reflects higher commission expenses as a result of increased U.S. sales (which carry higher commission rates than sales outside the U.S.), additional infrastructure to support new product lines, an expanded sales distribution network in anticipation of additional sales to be generated in the future, costs related to Encore's acquisition of AOS ($37,000), and costs to shut down AOS' California operations ($155,000). Additionally, there were approximately $88,000 of expenses related to acquisitions that were not consummated successfully.

Research and development expenses increased to $1,259,000 from $836,000 for 1996 compared to 1995. Research and development expenses as a percentage of sales increased to 7.1% from 6.1%. This reflects increased expenses, primarily salaries to newly hired staff, in connection with developing new reconstructive products and extensions of current product lines and development costs related to the trauma products.

Operating income increased to $2,129,000 from $1,758,000 for 1996 compared to 1995, a 21.1% increase, due primarily to the growth in sales exceeding the increase in operating expenses. Net income decreased to $1,033,000 from $1,408,000 for 1996 as compared to 1995. The primary reason for the decrease in net income as compared to the increase in operating income was the increase in interest expense attributable to the outstanding term debt to Sirrom Capital Corporation, which was outstanding for the full period in 1996 as opposed to only a partial period (August to December) in 1995. Also, the amount of the outstanding term debt increased from $3,000,000 to $5,000,000 in February 1996.

There was a significant decrease in net income applicable to common stock in 1996 as a result of a change in the valuation of common stock put warrants held by Sirrom Capital Corporation for financial accounting purposes. These warrants contained a put feature that allowed them to be redeemed for cash in the years 2000 and 2001 at fair market value. As such, they are reflected in the financial statements at their current fair market value. The change in 1996 reflects the increase in the value of the Encore common shares. While this change in value does not affect net income, it does affect net income applicable to common stock according to generally accepted accounting principles. This put feature was eliminated as a condition of the merger with HCAC in March 1997.

CAPITAL EXPENDITURES

Encore has spent a significant amount of its resources over the past several years on building a state-of-the-art, fully integrated orthopedic implant company. These expenditures have included the investment in surgical instrumentation, machine tools to increase manufacturing capacity, computer hardware and software, and equipment required to support a growing organization. Over the last two years, Encore has acquired machine tools primarily through capital leases. Encore has made significant investments in surgical instrumentation as such instrumentation is necessary to implant Encore reconstructive products. Also, the size of the sales force and the increases in the product lines have necessitated increases in the need for additional surgical instruments. In the United States, these instruments are capitalized and depreciated. They are loaned to the sales force without charge to aid in sales. Internationally, these instruments are sold to the distributors at cost. The amounts of surgical instruments capitalized in 1995, 1996 and 1997 were $816,000, $1,433,000 and $1,180,000 respectively. Other capital expenditures during these periods were $508,000, $931,000 and $978,000, respectively.

As a growing organization, Encore has devoted significant capital resources to expanding and improving its management information systems through additions of hardware and software. The expenditures for these computer improvements were approximately $454,000 in 1997 and $44,000 in 1996. From its inception Encore has been aware of the "Year 2000" problem and has required that all of its systems address this issue. Therefore, the Year 2000 transition should not have a material adverse impact on future results.

Encore relocated its facilities in January, 1997, thus requiring expenditures for leasehold improvements and furniture and fixtures. These expenditures were approximately $700,000. Encore's relocation resulted in the unification of its manufacturing and administrative functions and provides Encore the space it needs to meet its objectives over the forseeable future.

LIQUIDITY

Over the past three years, Encore's working capital requirements have increased. The increases have been in the areas of inventory and accounts receivable as sales and product base have expanded. During 1997, Encore increased the amounts available to it under its credit facilities by entering into a $10,000,000 revolving credit facility with Wells Fargo Bank, N.A., which is secured by a lien on all of Encore's assets (the "Credit Facility"). The interest being charged is a floating prime rate or Encore has the option of locking in a fixed amount for 30, 60 or 90 days at LIBOR plus 2%. At December 31, 1997, prime equaled 8.5% while a 60 day lock at LIBOR plus 2% equaled 7.91%. As of December 31, 1997, Encore had drawn $1.8 million on its Credit Facility with an eligible borrowing base of $9.7 million. Of this $1.8 million, $1.7 million was fixed at the lower rate while the remainder was at prime. This Credit Facility matures on May 31, 1999.

A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it. Encore's bank accounts sweep, on a daily basis, funds to either reduce or increase the loan balance, as needed, and invests any excess funds if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the cash balance at Wells Fargo remains at zero as long as Encore is a net borrower. This sweep feature has the effect of minimizing interest cost, and automatically investing any excess funds.

Cash was provided by operating activities for 1997. In prior years, cash flow from operating activities was a primary use of cash. The increase in working capital, primarily inventory, continues to have a negative impact on cash flow from operating activities. The amounts of inventory increase in 1995, 1996, and 1997 were $2,560,000, $4,187,000, and $3,447,000, respectively. This build up of inventory was required to support the increase in product lines, the growing sales network, and the growth in overall sales that Encore has sustained over the past several years and anticipates in 1998.

The increases in inventory in 1996 and 1997 were due to the introduction of several new products, and the increase in the number of sales territories in which Encore's products are or will be sold. Additionally, as sales increase, accounts receivable will increase.

Encore believes that through the combination of the cash generated from sales and its credit facilities, the cash available to meet its needs will be sufficient over at least the next twelve months. Thereafter or sooner, in the event that Encore consummates an acquisition, it will require additional funds. It is also anticipated as Encore grows and performs, increased credit facilities will be available until such time that the outstanding $5 warrants are exercised.

FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which represent Encore's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of Encore's products, profit margins and the sufficiency of Encore's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, Encore's dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to Encore, market acceptance of Encore's products and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 7A. MARKET RISK DISCLOSURE

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                       PAGE
                                                                                                       ----
         Independent Auditors' Report                                                                  16
         Balance Sheets as of December 31, 1996 and December 31, 1997                                  17
         Statements of Income for the Years Ended December 31, 1995, 1996 and 1997                     18
         Statement of Changes in Shareholders' Equity for Years Ended
              December 31, 1995, 1996 and 1997                                                         19
         Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997                 21
         Notes to Financial Statements for the Years Ended December 31, 1995, 1996 and 1997            22

                        REPORT OF INDEPENDENT ACCOUNTANTS



January 30, 1998

To the Board of Directors and
Stockholders of Encore Medical Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Encore Medical Corporation and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

ENCORE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                          DECEMBER 31,
                                                                                      1997           1996
                                                                                    --------      --------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $      9      $    472
   Accounts receivable, net of allowance for doubtful
      Accounts of $109 and $91, respectively                                           5,063         4,467
   Inventories                                                                        13,359         9,912
   Prepaid expenses and other current assets                                             704           537
                                                                                    --------      --------
        Total current assets                                                          19,135        15,388

Property and equipment, net                                                            5,099         3,931
Other noncurrent assets                                                                1,487           956
                                                                                    --------      --------
        Total assets                                                                $ 25,721      $ 20,275
                                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                $    312      $  2,464
   Current portion of payable to a related party                                         300           300
   Accounts payable and accrued expenses                                               3,841         2,612
                                                                                    --------      --------
        Total current liabilities                                                      4,453         5,376

Long-term debt, net of current portion                                                 2,444         4,913
Payable to a related party, net of current portion                                       800         1,100
                                                                                    --------      --------
      Total liabilities                                                                7,697        11,389
                                                                                    --------      --------

Common stock put warrants                                                                 --         2,297
                                                                                    --------      --------

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 and 5,000,000
      shares authorized, respectively; 0 and 652,000 shares issued
      and outstanding, respectively                                                       --         2,935
   Common stock, $0.001 par value, 35,000,000 and 15,000,000 shares
      Authorized, respectively; 9,047,000 and 5,627,000 shares issued
      and outstanding, respectively                                                        9             6
   Additional paid-in capital                                                         18,546         6,468
   Deferred compensation                                                                (418)         (153)
   Accumulated deficit                                                                  (113)       (2,667)
                                                                                    --------      --------
        Total stockholders' equity                                                    18,024         6,589
                                                                                    --------      --------
        Total liabilities and stockholders' equity                                  $ 25,721      $ 20,275
                                                                                    ========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

ENCORE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                     FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                             1997           1996          1995
                                                           --------      --------      --------
Sales                                                      $ 24,440      $ 14,454      $ 10,878
Sales to related distributors                                    --         3,167         2,913
                                                           --------      --------      --------
      Total sales                                            24,440        17,621        13,791
                                                           --------      --------      --------

Cost of sales                                                 7,936         4,588         4,208
Cost of sales to related distributors                            --         1,470         1,532
                                                           --------      --------      --------
      Total cost of sales                                     7,936         6,058         5,740
                                                           --------      --------      --------
         Gross margin                                        16,504        11,563         8,051

Operating expenses:
   Selling, general and administrative                       12,360         8,175         5,457
   Research and development                                   1,644         1,259           836
                                                           --------      --------      --------
      Income from operations                                  2,500         2,129         1,758

Interest income                                                  77            49            86
Interest expense                                               (655)         (954)         (280)
Other expense                                                   (73)          (47)         (105)
                                                           --------      --------      --------
Income before extraordinary item and income taxes             1,849         1,177         1,459
Income tax provision (benefit)                                   (8)          144            51
                                                           --------      --------      --------
Income before extraordinary item                              1,857         1,033         1,408
Extinguishment of debt (net of tax benefit of $308)            (598)           --            --
                                                           --------      --------      --------
      Net income                                           $  1,259      $  1,033      $  1,408
                                                           ========      ========      ========

RECONCILIATION OF NET INCOME (LOSS) APPLICABLE
   TO COMMON STOCK:
Income before extraordinary item                           $  1,857      $  1,033      $  1,408
Preferred stock dividends                                        --            (3)           (3)
Change in redemption amount of put warrants                      --        (1,266)          (35)
                                                           --------      --------      --------
Income (loss) before extraordinary item applicable            1,857          (236)        1,370
   to common stock
Extinguishment of debt                                         (598)           --            --
                                                           --------      --------      --------
Net income (loss) applicable to common stock               $  1,259      $   (236)     $  1,370
                                                           ========      ========      ========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
Basic earnings per share-
   Income (loss) before extraordinary item applicable
      to common stock                                      $    .23      $   (.04)     $    .27
   Extinguishment of debt                                      (.07)           --            --
                                                           --------      --------      --------
   Basic earnings per share                                $    .16      $   (.04)     $    .27
                                                           ========      ========      ========
   Shares used in computing basic earnings per share          8,033         5,463         5,150
                                                           ========      ========      ========
Diluted earnings per share-
   Income (loss) before extraordinary item applicable
      to common stock                                      $    .18      $   (.04)     $    .27
   Extinguishment of debt                                      (.06)           --            --
                                                           --------      --------      --------
   Diluted earnings per share                              $    .12      $   (.04)     $    .23
                                                           ========      ========      ========
   Shares used in computing diluted earnings per share       10,253         5,463         6,216
                                                           ========      ========      ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

ENCORE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                     ADDITIONAL
                                      PREFERRED STOCK            COMMON STOCK         PAID-IN      DEFERRED
                                     SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL        COMP.
                                   ----------  ----------  -----------  ----------  ------------ ----------
Balance at December 31, 1994           560      $ 2,520        4,942      $     6     $ 5,122      $    --

Issuance of common stock                --           --          359           --         298           --

Collections on note receivable
    from stockholder                    --           --           --           --          --           --

Redemption of preferred stock         (191)        (860)          --           --          --           --

Change in redemption amount
    of put warrants                     --           --           --           --          --           --

Deferred compensation                   --           --           --           --          41          (41)

Amortization of deferred
    compensation                        --           --           --           --          --           32

Other                                   --           --          (34)          --          (8)          --

Net income                              --           --           --           --          --           --
                                   -------      -------      -------      -------     -------      -------
Balance at December 31, 1995           369        1,660        5,267            6       5,453           (9)

Issuance of preferred stock            283        1,275           --           --          --           --

Issuance of common stock                --           --          281           --         412           --

Change in redemption amount
    of put warrants                     --           --           --           --          --           --

Stock dividends of pooled
    company                             --           --           79           --         443           --

Adjustment to conform year end
    of pooled company                   --           --           --           --          --           --

Deferred compensation                   --           --           --           --         160         (160)

Amortization of deferred
    compensation                        --           --           --           --          --           16

Other                                   --           --           --           --          --           --

Net income                              --           --           --           --          --           --
                                   -------      -------      -------      -------     -------      -------
Balance at December 31, 1996           652      $ 2,935        5,627      $     6     $ 6,468      $  (153)
                                   -------      -------      -------      -------     -------      -------

                                                                TOTAL
                                     STOCKHOLDER                STOCK-
                                        NOTE      ACCUMULATED   HOLDERS'
                                     RECEIVABLE     DEFICIT     EQUITY
                                    -----------   -----------  ---------

Balance at December 31, 1994          $(1,060)     $(3,313)     $ 3,275

Issuance of common stock                   --           --          298

Collections on note receivable
    from stockholder                      200           --          200

Redemption of preferred stock             860           --           --

Change in redemption amount
    of put warrants                        --          (35)         (35)

Deferred compensation                      --           --           --

Amortization of deferred
    compensation                           --           --           32

Other                                      --           --           (8)

Net income                                 --        1,408        1,408
                                      -------      -------      -------
Balance at December 31, 1995               --       (1,940)       5,170

Issuance of preferred stock                --           --        1,275

Issuance of common stock                   --           --          412

Change in redemption amount
    of put warrants                        --       (1,266)      (1,266)

Stock dividends of pooled
    company                                --         (443)          --

Adjustment to conform year end
    of pooled company                      --          (24)         (24)

Deferred compensation                      --           --           --

Amortization of deferred
    compensation                           --           --           16

Other                                      --          (27)         (27)

Net income                                 --        1,033        1,033
                                      -------      -------      -------
Balance at December 31, 1996          $    --      $(2,667)     $ 6,589
                                      -------      -------      -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ENCORE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)
--------------------------------------------------------------------------------

                                PREFERRED STOCK         COMMON STOCK      ADDITIONAL             STOCKHOLDER                STOCK-
                             --------------------    -------------------   PAID-IN     DEFERRED      NOTE    ACCUMULATED   HOLDERS'
                              SHARES      AMOUNT      SHARES     AMOUNT    CAPITAL      COMP.     RECEIVABLE   DEFICIT      EQUITY
                             --------    --------    --------   --------   --------    --------   ----------   -------      ------
Balance at December 31, 1996      652    $  2,935       5,627   $      6   $  6,468    $   (153) $       --    $ (2,667)   $  6,589


Issuance of common stock           --          --         803          1        353          --          --          --         354

Deferred compensation              --          --          --         --        352        (352)         --          --          --


Amortization of deferred
       compensation                --          --          --         --         --          87          --          --          87

Cancellation of put feature of
       warrants                    --          --          --         --        996          --          --       1,301       2,297

Merger with HCAC                 (652)     (2,935)      2,617          2     10,342          --          --          --       7,410

Other                              --          --          --         --         35          --          --          (6)         28


Net income                         --          --          --         --         --          --          --       1,259       1,259
                                 ----     -------     -------   --------    -------       -----      ------    --------     -------
Balance at December 31, 1997       --     $    --       9,047   $      9    $18,546       $(418)     $   --    $   (113)    $18,024
                                 ====     =======     =======   ========    =======       =====      ======    ========     =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ENCORE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                           For the Year Ended
                                                                              December 31,
                                                                      1997        1996        1995
                                                                    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  1,259    $  1,033    $  1,408
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                     1,451       1,091         562
     Loss on extinguishment of debt                                      588          --          --
     Deferred tax benefit                                               (524)         --
     Amortization of debt discount                                        65         138          30
     Other                                                                13         (28)         24
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                         (596)     (2,051)        246
     Increase in inventories                                          (3,447)     (4,187)     (2,560)
     Increase in prepaid expenses and other assets                       (43)       (629)       (324)
     Increase (decrease) in accounts payable and
       accrued expenses                                                1,295         287        (312)
                                                                    --------    --------    --------
         Net cash provided by (used in) operating activities              61      (4,346)       (926)
                                                                    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                   (2,007)     (1,960)     (1,324)
                                                                    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Collections on stockholder note receivable                                --          --         200
Proceeds from issuance of preferred stock                                 --       1,275          --
Proceeds from issuance of common stock                                 7,971         412         298
Payments for merger expenses                                            (462)         --          --
Payment on payable to a related party                                   (300)       (200)       (200)
Proceeds from debt                                                     1,798       4,300       3,000
Payments on debt                                                      (7,524)       (130)        (78)
Payment of debt issuance costs                                            --         (48)       (348)
Net change in cash due to conforming fiscal year-end
  of pooled company                                                       --         (31)         --
                                                                    --------    --------    --------
         Net cash provided by financing activities                     1,483       5,578       2,872
                                                                    --------    --------    --------
         Net increase (decrease) in cash and cash
            equivalents                                                 (463)       (728)        622
         Cash and cash equivalents at beginning of year                  472       1,200         578
                                                                    --------    --------    --------
         Cash and cash equivalents at end of year                   $      9    $    472    $  1,200
                                                                    --------    --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest                                                          $    590    $    816    $    250
  Income taxes                                                           327          13          20

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Offset receivable to exercise stock options                         $     13    $     --    $     --
Cashless exercise of warrants                                            241          --          --
Capital lease obligations related to equipment
  leases entered into during the year                                    447         349         599
Issuance of stock to purchase technology                                 205          --          --





              The accompanying notes are an integral part of these
                       consolidated financial statements.

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         Encore Medical Corporation (the "Company"), a Delaware corporation, through its primary operating subsidiary, Encore Orthopedics, Inc. ("Encore"), designs, manufactures, markets and sells products for the orthopedic implant industry primarily in the United States, Europe and Asia.

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

         BASIS OF PRESENTATION

         In November 1996, Encore and Healthcare Acquisition, Inc., a wholly-owned subsidiary of Healthcare Acquisition Corp. ("HCAC"), a publicly traded, specified purpose acquisition company, executed a definitive agreement and plan of merger (the "Merger Agreement"). Effective March 25, 1997, the merger was completed and HCAC's name was changed to Encore Medical Corporation.

         The merger was effected by HCAC issuing 0.8884 HCAC common shares and
         0.13326 HCAC warrants with an exercise price of $7.00 ("HCAC $7 warrants") for each common share of Encore and 1.11049 HCAC common shares and 0.16657 HCAC $7.00 warrants for each preferred share of Encore in accordance with the exchange ratio set forth in the Merger Agreement. In addition, outstanding options and warrants to purchase common stock of Encore were exchanged for options and warrants to purchase HCAC common stock and HCAC $7.00 warrants based on the exchange ratio discussed above.

         For financial reporting and accounting purposes, the merger was accounted for as a recapitalization of Encore, with the issuance of shares by Encore for the assets of HCAC, these assets consisting primarily of cash. As such, Encore is considered the predecessor company, and the accompanying consolidated balance sheet at December 31, 1996 is that of Encore and does not include the accounts of HCAC. The capital accounts of Encore for all periods presented, including all share information presented in the notes to consolidated financial statements, have been reflected on an equivalent share basis to give effect to the exchange ratios discussed above. The accompanying consolidated statement of income for the year ended December 31, 1997 includes the results of operations of HCAC from the effective date of the merger (March 25, 1997) through the end of the period. HCAC did not have significant operations prior to the merger, therefore pro forma presentation of combined results of operations for periods presented is not considered meaningful and has been omitted.

         In May 1996, Encore acquired the net assets of Applied Osteo Systems, Inc. ("AOS") in exchange for 1,160,315 shares of Encore's common stock. This acquisition has been accounted for as a pooling of interests and, accordingly, the accompanying financial statements have been restated for all periods to include the accounts of AOS. See
         Note 2. AOS had previously reported on a February 28 fiscal year end. As such, its accounts for the year ended February 29, 1996 have been combined with the accounts of the Company for the year ended December 31, 1995. The duplication of the AOS results of operations for the two months ended February 29, 1996 has been reflected as an adjustment to the accumulated deficit. Sales and net income of AOS for this two-month period were approximately $256,000 and $24,000, respectively.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         period.  Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         Cash consists of deposits with financial institutions. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

         INVENTORIES

         Inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements and assets subject to capital lease are amortized using the straight- line method over the terms of the leases or lives of the assets, if shorter. Maintenance and repairs are expensed as incurred.

         OTHER NONCURRENT ASSETS

         Other noncurrent assets consists primarily of the noncurrent portion of advanced commissions to sales representatives of $665,000 and the unamortized portion of purchased technology agreements of $451,000. The advanced commissions are offset against future sales commissions earned. Amortization expense related to purchased technology totaled $52,000, $0 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

         COMMON STOCK PUT WARRANTS

         The common stock put warrants were issued in 1995 and 1996 and are further described in Notes 6 and 7. Changes in the estimate of the redemption amount from the date of issuance have been recognized on a prospective basis as a charge to the accumulated deficit. These warrants were exercised in 1997.

         REVENUE RECOGNITION

         The Company's products are sold through a network of sales representatives and distributors. Revenues from sales made by representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure. Revenues from sales to distributors are recorded when the product is shipped to the distributor. The distributors, who sell the products to other customers, take title to the products and have no right of return.

         RESEARCH AND DEVELOPMENT

         Research and development expenses relate primarily to the technological development and enhancement of reconstructive and trauma devices. Research and development costs are charged to expense as incurred.

         INCOME TAXES

         Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

         EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS") and requires restatement of all prior-period EPS data.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable and payable, long-term debt and the common stock put

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



         warrants approximate fair values.

         RECENT PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," both of which will be effective for the Company's 1998 fiscal year. SFAS No. 130 will require companies to present certain items as separate components of stockholders' equity. SFAS No. 131 will require companies to report certain financial and descriptive information about their reportable operating segments. Management does not believe that the effect of implementing these standards will materially impact the Company's financial statements.

2.       AOS ACQUISITION

         As described in Note 1, the Company acquired the net assets of AOS in May 1996 in exchange for 1,160,315 shares of Encore's common stock. AOS designed, marketed and sold trauma-related orthopedic products in the United States, Europe and Asia. The acquisition has been accounted for as a pooling of interests and, accordingly, the accompanying financial statements have been restated for all periods to include the accounts of AOS.

         Sales and net income of the separate companies for the period preceding the acquisition were as follows (in thousands):

                                        ENCORE      AOS      TOTAL
                                        -------   -------   -------
         Year ended December 31, 1995
           Sales                        $12,024   $ 1,767   $13,791
           Net income                     1,196       212     1,408

3.       INVENTORIES

         Inventories consists of the following (in thousands):

                                            DECEMBER 31,
                                          1997      1996
                                        -------   -------
         Components and raw materials   $ 2,711   $ 1,563
         Work in process                  1,549       985
         Finished goods                   9,099     7,364
                                        -------   -------
                                        $13,359   $ 9,912
                                        =======   =======

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                             1997       1996
                                                            -------    -------
         Equipment                                          $ 3,379    $ 3,081
         Furniture and fixtures                               1,367        772
         Leasehold improvements                                 452        341
         Surgical instrumentation devices                     3,989      2,835
                                                            -------    -------
                                                              9,187      7,029


         Less - accumulated depreciation and amortization    (4,088)    (3,098)
                                                            -------    -------
                                                            $ 5,099    $ 3,931
                                                            =======    =======

         Depreciation and amortization expense relating to property and equipment for the years ended December 31, 1997, 1996 and 1995 was $1,276,000, $990,000 and $527,000, respectively.

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following (in thousands):

                                                DECEMBER 31,
                                                1997     1996
                                              ------   ------
         Accounts payable                     $1,212   $1,139
         Accrued wages and related expenses      745      310
         Accrued commissions                   1,098      465
         Accrued royalties                       230      212
         Accrued taxes                           301      334
         Other accrued liabilities               255      152
                                              ------   ------
                                              $3,841   $2,612
                                              ======   ======

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       LONG-TERM DEBT AND LEASES

         LONG-TERM DEBT

         Long-term debt (including capital lease obligations and a payable to a related party) consists of the following (in thousands):

                                                                                                 DECEMBER 31,
                                                                                                1997      1996
                                                                                               -------   -------
Note payable to a corporation; interest at 13.5% per annum, payable
  monthly; secured by all assets of Encore, subordinated to a first lien on                    $    --   $ 3,000
  accounts receivable, inventory and surgical instrumentation; principal due in
  July 2000

Note payable to a corporation; interest at 13% per annum, payable monthly;
  secured by all assets of Encore, subordinated to a first lien on accounts receivable, inventory and surgical instrumentation; principal due in February
  2001
                                                                                                    --     2,000

Less - unamortized discount on the above notes                                                      --      (653)
                                                                                               -------   -------
    Notes payable, net                                                                              --     4,347

$5,000,000 revolving credit facility from a financial institution; interest at institution's base rate, plus 1% (9.25% at December 31, 1996), payable monthly; secured by all accounts receivable, inventory and surgical instrumentation of Encore; commitment fee of 0.25% of unused balance, payable quarterly; due July 1997; available borrowings
    at December 31, 1997 of $0                                                                      --     2,300

$10,000,000 revolving credit facility from a financial institution; interest at the lesser of the institution's base rate or LIBOR, plus 2% (7.91% at
    December 31, 1997), payable monthly; secured by all assets of Encore and guaranteed by the Company; commitment fee of 0.25% of unused balance, payable monthly; due May 1999; available borrowings at December 31, 1997 of
    $7,876,000, calculated as the credit limit less total borrowings and
    letters of credit of $326,000                                                                1,798        --

Non-interest bearing, unsecured payable to a related party, principal payable through March 1999 or due in full upon certain other
  corporate transactions                                                                         1,100     1,400


Capital lease obligations, secured by related equipment                                            958       730
                                                                                               -------   -------
                                                                                                 3,856     8,777
Less - current portion                                                                             612     2,764
                                                                                               -------   -------
                                                                                               $ 3,244   $ 6,013
                                                                                               =======   =======

         The debt agreement related to the revolving credit facility contains warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreement and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement.

         In connection with negotiating the notes payable to a corporation, Encore issued warrants in 1995 and 1996 to purchase 465,601 shares of Encore's common stock at $0.01 per share. The warrants

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         were immediately exercisable and expired five years from the date of issuance. Encore valued the warrants at $821,000 and reflected such amount as a discount to the related debt. Such discount was amortized using the effective interest method over the term of the related debt and amounted to $138,000 and $30,000 for the years ended December 31, 1996 and 1995, respectively. Encore also capitalized approximately $476,000 of financing costs incurred to obtain the debt. Such amount was amortized using the straight-line method over the term of the related debt and amounted to $85,000 and $29,000 for the years ended December 31, 1996 and 1995, respectively.

         In 1997, Encore repaid the notes payable to a corporation. The remaining debt discount and capitalized financing costs were written off in conjunction with this early extinguishment of debt resulting in an extraordinary charge of $598,000, net of the related tax benefit of $308,000.

         At December 31, 1997, the aggregate amount of annual principal maturities of long-term debt (excluding capital lease obligations) is as follows (in thousands):

YEAR ENDED DECEMBER 31,
     1998                           $  300
     1999                            2,598
     2000                               --
     2001                               --
     2002                               --
                                    ------
                                    $2,898
                                    ======

         LEASES

         The Company leases building space, manufacturing facilities and equipment under noncancelable lease agreements which expire at various dates. At December 31, 1997, future minimum lease payments are as follows (in thousands):

                                                             CAPITAL  OPERATING
                                                              LEASES     LEASES
                                                              ------     ------
YEAR ENDING DECEMBER 31,
       1998                                                   $   402    $  492
       1999                                                       406       475
       2000                                                       256       433
       2001                                                        48       427
       2002                                                         4       473
       2003 and thereafter                                         --     2,076
                                                              -------    ------
Total minimum lease payments                                    1,116    $4,376
                                                                         ======

Less - amounts representing interest                             (158)
                                                              -------
Net minimum lease payments                                        958
Less - current portion of obligations under capital leases        312
                                                              -------
                                                              $   646
                                                              =======

         Rental expense under operating leases totaled $471,000, $259,000 and $196,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Leased equipment and furniture and fixtures under capital leases, included in property and equipment in the accompanying financial statements, is as follows (in thousands):

                                              DECEMBER 31,
                                            1997       1996
                                           -------    -------
         Equipment                         $   978    $   952
         Furniture and fixtures                421         --
         Less - accumulated amortization      (342)      (168)
                                           -------    -------
                                           $ 1,057    $   784
                                           =======    =======

7.       CAPITAL STOCK

         PREFERRED STOCK

         Preferred stock may be issued at the discretion of the Board of Directors (the "Board") of the Company with such designation, rights and preferences as the Board may determine from time to time. The preferred stock may have dividend, liquidation, conversion, voting or other rights which may be more expansive than the rights of the holders of the common stock. At December 31, 1997, the Company has 1,000,000 shares of authorized preferred stock, none of which has been issued.

         STOCK OPTION PLANS

         The Company has six stock option plans. All options granted under the plans are exercisable for common stock in the Company as described below. The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants under the stock option plans, except for grants made to individuals other than employees (as defined in APB No. 25) for services provided to the Company. The Company has recorded deferred compensation for the fair value of grants made to individuals other than employees and is amortizing such amount to income over the vesting period for the options.

         Had compensation cost for all stock option grants been determined based on their fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                      1997         1996         1995
                                                   ---------    ---------    ---------
Net income                        As reported       $ 1,259     $  1,033     $  1,408
                                  Pro forma             908          647        1,186

Net income (loss)
  applicable to common stock      As reported         1,259         (236)       1,370
                                  Pro forma             908         (622)       1,148
Net income (loss) applicable
  to common stock per share
    Basic:                        As reported          0.16        (0.04)        0.27
                                  Pro forma            0.11        (0.11)        0.22

    Diluted:                      As reported          0.12        (0.04)        0.23
                                  Pro forma            0.09        (0.11)        0.18

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The 1992 Stock Option Plan provides for the grant of both incentive and non-qualified stock options to directors, employees and certain other persons affiliated with Encore. The 1993 Distributor Stock Option Plan provides for the grant of stock options to those who are sales representatives and distributors of Encore's products, and the 1993 Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those who are serving as members of Encore's surgeon advisory panel. The 1996 Incentive Option Plan provides for the grant of a variety of equity related awards, including, but not limited to, incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, to key employees of the Company and its subsidiaries. The 1997 Distributor Advisory Panel Stock Option Plan provides for the grant of stock options to those who are sales representatives and distributors of the Company's and its subsidiaries' products. The 1997 Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those who are serving as members of the Company's or its subsidiaries' surgeon advisory panel. The stock options granted under each of these plans are granted at or in excess of fair market value on the date of grant, vest ratably over a predefined period, and generally expire no more than 10 years from the date of grant. At December 31, 1997, the Company had reserved a total of 5,708,817 shares of common stock for the plans.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995:

                                        1997           1996           1995
                                      -------         -------       -------
Employee options-
  Dividend yield                          - %             - %           - %
  Expected volatility                   25.0%           30.0%           - %
  Risk-free interest rate               6.01%            6.0%         5.39%
  Expected life                       4 years         3 years       4 years


Other than employee options-
  Dividend yield                          - %             - %           - %
  Expected volatility                   25.0%           30.0%           - %
  Risk-free interest rate               6.01%            6.0%         5.51%
  Expected life                     3-4 years         4 years       5 years

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         A summary of the status of the Company's stock option plans is presented below:

                                                                            DECEMBER 31,
                                     ----------------------------------------------------------------------------------------------
                                                1997                            1996                               1995
                                     --------------------------        --------------------------        --------------------------
                                                     WEIGHTED                          WEIGHTED                         WEIGHTED
                                                     AVERAGE                           AVERAGE                          AVERAGE
                                                     EXERCISE                          EXERCISE                         EXERCISE
                                      SHARES          PRICE             SHARES          PRICE              SHARES         PRICE
                                     ---------    -------------        ---------    -------------        ---------    -------------
EMPLOYEE OPTIONS
Outstanding, beginning of year       2,538,138    $        1.46        2,170,890    $        1.22        1,123,382    $        1.00

Granted-
   At market                           414,441             4.72          468,353             2.07        1,113,621             1.58
   Above market                             --                           167,771             3.08          270,904             1.70
Exercised                              (93,771)            1.06         (185,395)            1.54             (444)            0.56
Canceled                                    --                           (83,481)            1.74         (336,573)            2.13
                                     ---------                         ---------                         ---------
Outstanding, end of year end         2,858,808             1.83        2,538,138             1.46        2,170,890             1.22
                                     =========                         =========                         =========

Options exercisable at year          2,774,366                         2,094,694             1.40        1,401,313             1.18
Weighted-average fair value of
options granted during the
year-
    At market                                     $        1.21                     $         .59                     $         .30
    Above market                                             --                               .43                               .20

OTHER THAN EMPLOYEE OPTIONS
Outstanding, beginning of year         732,865    $        1.86          538,889    $        2.19          159,912    $        1.88
Granted-
   At market                           314,583             4.32               --               --          176,125             1.58
   Above market                        110,000             5.00          380,679             4.62          218,399             2.88
Exercised                             (155,073)            1.38          (75,514)            1.76               --               --
Canceled                              (116,366)            4.66         (111,189)            3.11          (15,547)            1.58
                                     ---------                         ---------                         ---------
Outstanding, end of year               886,009             4.10          732,865             3.35          538,889             2.19
                                     =========                         =========                         =========

Options exercisable at year end        218,985                           279,624             1.86          307,164             1.71
Weighted-average fair value
of options granted during the
year-
      At market                                   $         .84                     $          --                     $         .37
      Above market                                         1.03                               .42                               .09

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The following table summarizes information about stock options outstanding at December 31, 1997:

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                 -------------------                  -------------------
                                     WEIGHTED-
                                      AVERAGE
                                     REMAINING       WEIGHTED-                    WEIGHTED-
      RANGE OF                      CONTRACTUAL       AVERAGE                      AVERAGE
   EXERCISE PRICES      NUMBER      LIFE (YEARS)       PRICE           NUMBER       PRICE
   ---------------      ------      ------------       -----          ---------     -----
   $0.56 to $1.73      2,010,278             5.06         $1.21       2,001,394        $1.21
   $2.14 to $3.92        706,872             7.30          2.47         601,095         2.38
   $4.00 to $4.99        458,500             4.72          4.68         300,000         4.75
    $5.00 or more        569,167             1.78          5.49          90,862         5.63
                       ---------                                      ---------
                       3,744,817                                      2,993,351
                       =========                                      =========

         COMMON STOCK PUT WARRANTS

         As described in Note 6, Encore issued warrants in 1995 and 1996 to purchase a total of 465,601 shares of Encore's common stock at $0.01 per share. The warrants could be put to Encore for cash for a period of 30 days prior to their expiration. The amount payable by Encore would be based on the per share fair market value of the common stock at the date the warrants when put to Encore. In addition, Encore issued warrants in 1995 and 1996 to purchase a total of 98,110 shares of Encore's common stock at $0.01 per share for professional services rendered in connection with obtaining long-term financing. Encore valued these warrants at $175,000 and recorded such amount as a deferred debt issuance cost within other noncurrent assets. These warrants contained the same put feature described above.

         In connection with the merger with HCAC described in Note 1, the holders of these warrants agreed to cancel the put feature. Subsequent to the merger, all of these warrants were exercised in 1997.

         Changes in the estimate of the redemption amount of the common stock put warrants were based on independent professional appraisals and estimates made by management. The following summarizes the change in the estimated redemption amount through December 31, 1997 (in thousands):

Balance at December 31, 1994                    $    --
  Issuance of warrants                              455
  Change during 1995                                 35
                                                -------
Balance at December 31, 1995                        490
  Issuance of warrants                              541
  Change during 1996                              1,266
                                                -------
Balance at December 31, 1996                      2,297
  Cancellation of put feature                    (2,297)
                                                -------
Balance at December 31, 1997                    $    --
                                                =======

         HCAC $7 WARRANTS

         As discussed in Note 1, HCAC $7 warrants were issued for each common and preferred share of Encore in connection with the merger. These warrants are convertible into one share of common stock for each warrant and expire on March 25, 2001.

         OTHER HCAC TRANSACTIONS

         HCAC issued 3,850,000 warrants (the "$5 warrants") in connection with a public offering in

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         March 1996. These warrants have an exercise price of $5.00 per share and are convertible into one share of common stock for each warrant. These warrants expire on March 8, 2003, but are callable by the Company for $0.01 per warrant at such time as the common shares of the Company have traded at a price of $8.50 per share for 20 consecutive trading days.

         Additionally, in connection with the public offering, HCAC issued 150,000 options to the underwriters of the offering. These options allow the holder to receive one share of common stock and two $5 warrants for each option. These options have an exercise price of $6.60. The options and the $5 warrants connected with the options expire on March 8, 2001.

8.       INTERNATIONAL SALES AND SIGNIFICANT CUSTOMERS

         During the years ended December 31, 1997, 1996 and 1995, the Company's international sales were primarily to three foreign distributors, two of which have individually accounted for more than 10% of total Company sales during such periods. Following are the Company's international sales by geographic area (in thousands) and the percentage of total Company sales generated by two of the distributors:

                                                   FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                              1997        1996          1995
                                            -------      -------      -------
         Europe                             $ 8,704      $ 7,635      $ 6,635
         Asia                                 1,837        1,075        1,338
                                            -------      -------      -------
                                            $10,541      $ 8,710      $ 7,973
                                            =======      =======      =======

         Customer A                              26%          29%          33%
         Customer B                    Less than 10%          14%          15%

         Accounts receivable of approximately $2,702,000 from Customers A and B represented 51% of the Company's accounts receivable at December 31, 1997.

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       INCOME TAXES

         The (benefit) provision for income taxes consists of the following (in thousands):

                                             FOR THE YEAR ENDED
                                                 DECEMBER 31,
                                         1997        1996      1995
                                         -----      -----     -----
Continuing operations:
  Current income taxes:
    Federal                              $ 514      $ 131     $  34
    State                                    2         13        17
                                         -----      -----     -----
                                           516        144        51
                                         -----      -----     -----
  Deferred income taxes:
    Federal                               (521)        --        --
    State                                   (3)        --        --
                                         -----      -----     -----
                                            (8)        --        --
                                         -----      -----     -----
Extinguishment of debt:
  Current                                 (308)        --        --
                                         -----      -----     -----
                                          (308)        --        --
                                         -----      -----     -----
                                         $(316)     $ 144     $  51
                                         =====      =====     =====

         The difference in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                          FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                      1997        1996       1995
                                                      -----      -----      -----
Tax at statutory rate                                 $ 321      $ 400      $ 496
Add (deduct) the effect of --
  FSC benefit                                           (68)       (37)        --
  State income taxes                                     (1)         8         11
  Change in valuation allowance                        (537)      (127)      (107)
  Nondeductible expenses and other, net                  21         12         11
  Utilization of net operating loss carryforwards        --       (115)      (390)
  Alternative minimum taxes                              --          3         30

  Utilization of R&D credit                             (52)        --         --
                                                      -----      -----      -----
                                                      $(316)     $ 144      $  51
                                                      =====      =====      =====

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                       DECEMBER 31,
                                                     1997       1996
                                                    -----      -----
Deferred tax assets:
  Net operating loss carryforwards                  $  17      $  71
  Purchased technology                                 --         35
  Research and development credit carryforwards       199        161
  Minimum tax credit carryforward                     192         43
  Inventory and other reserves                        367        291
  Other                                                64        100
                                                    -----      -----
    Deferred tax assets                               839        701

Deferred tax liability:
  Depreciation                                       (315)      (164)
                                                    -----      -----
    Net deferred tax asset                            524        537
    Valuation allowance                                --       (537)
                                                    -----      -----
                                                    $ 524      $  --
                                                    =====      =====

         The Company's net operating loss and research and development credit carryforwards of approximately $49,500 and $198,700 expire by 2008 and 2012, respectively.

         Prior to 1997, the Company placed a valuation allowance against its otherwise recognizable net deferred tax assets due to uncertainties regarding the realization of these assets. During 1997, management determined that it was more likely than not that the benefits of such deferred tax assets would be realized and, therefore, eliminated the valuation allowance of $537,000.

10.      EARNINGS PER SHARE

         Earnings per share have been calculated in accordance with the provisions of SFAS No. 128. All prior years' earnings per share data have been restated to reflect the provisions of SFAS No. 128. The implementation of the standard has resulted in the presentation of a basic EPS calculation in the consolidated financial statements as well as a diluted EPS calculation. Basic EPS is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares and common share equivalents outstanding (if dilutive), during each period. The number of common share equivalents outstanding is computed using the treasury stock method.

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Following is a reconciliation of the basic and diluted per share computations (dollars in thousands, except for per share amounts):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                           1997             1996             1995
                                                        -----------     -----------      -----------
Income (loss) from continuing operations                $     1,857     $     1,033      $     1,408
Less:  Preferred stock dividends                                 --              (3)              (3)
        Change in redemption amount of put warrants              --          (1,266)             (35)
                                                        -----------     -----------      -----------
INCOME (LOSS) APPLICABLE TO COMMON  STOCKHOLDERS
        (BASIC)                                         $     1,857     $      (236)     $     1,370
                                                        ===========     ===========      ===========
Effect of dilutive securities:
        Convertible preferred stock                              --              --                3
        Put warrants                                             --              --               35
                                                        -----------     -----------      -----------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS
        (DILUTED)                                       $     1,857     $      (236)     $     1,408
                                                        ===========     ===========      ===========

SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE         8,032,887       5,463,156        5,150,491
Stock options                                             1,821,436              --          537,888
Put warrants                                                248,250              --          128,511
Convertible preferred stock                                 149,991              --          399,557
                                                        -----------     -----------      -----------
SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE      10,252,564       5,463,156        6,216,447
                                                        ===========     ===========      ===========

EARNINGS (LOSS) PER SHARE
   Basic                                                $      0.23     $     (0.04)     $      0.27
                                                        ===========     ===========      ===========
   Diluted                                              $      0.18     $     (0.04)     $      0.23
                                                        ===========     ===========      ===========

         Due to the Company's loss applicable to common stock in 1996, a calculation of EPS assuming dilution is not required.

         Options and warrants to purchase 997,667 and 5,842,072 shares of common stock, respectively, were outstanding at December 31, 1997 but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares.

11.      RELATED PARTY TRANSACTIONS

         Certain of the Company's international sales are made to two distributors which are owned in part by an individual and two companies controlled by the same individuals who have an aggregate ownership interest in the Company of approximately 10%. In addition, prior to 1997, this individual was a member of the Board of Directors of the Company. As a result, sales and cost of sales to these related distributors are separately reflected in the accompanying financial statements for 1996 and 1995.

         Effective April 1, 1992, a stockholder of the Company sold certain intellectual property, including trade secrets, manufacturing processes, instrumentation, technical knowledge and patent rights for a knee device to the Company for $2,000,000. The Company contracted to pay annually the greater of an amount equal to 1.08% of the total gross sales related to sales of any knee systems incorporating material elements of this knee device (not to exceed $2,000,000) or certain fixed payments (without interest) through March 31, 1999. The Company recorded the related asset at the stockholder's basis $0 and reflected $2,000,000 in long-term debt. The excess of consideration paid over the stockholder's basis was charged to stockholders' equity. See Note 6.

ENCORE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         Additionally, the Company rented manufacturing facilities from certain of its stockholders. The lease commenced on April 1, 1992 and expired on March 31, 1997. Rental expense was $8,600 per month for the facilities. See Note 6.

12.      COMMITMENTS AND CONTINGENCIES

         As of December 31, 1997, the Company had entered into purchase commitments for inventory, capital acquisitions and other services totaling $2,178,000 in the ordinary course of business.

         The Company is, from time to time, subject to claims and suits for damages arising in the normal course of business. The Company maintains insurance which management believes would cover most claims.

13.      EMPLOYEE BENEFIT PLANS

         The Company has a qualified defined contribution plan which allows for voluntary pre-tax contributions by the employees. The Company pays all general and administrative expenses of the plan and may make contributions to the plan. The Company made matching contributions of $221,000, $158,000 and $48,000 to the plan in 1997, 1996 and 1995, respectively, based on 100%, 100% and 50%, respectively, of the first 6% of employee contributions. The Company's 1995 matching contribution was made by the issuance of 29,892 shares of the Company's common stock.

14.      SUBSEQUENT EVENT

         In January 1998, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock and/or $5 warrants as market conditions dictate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on the Form 8-K's filed as of May 1, 1997, the Company dismissed its principal accountant, Richard A. Eisner & Company, L.L.P., and engaged Price Waterhouse, LLP. Price Waterhouse, LLP has been the principal accountant for Encore Orthopedics, Inc. since April 1, 1992. There was no adverse option or a disclaimer of opinion, nor was the opinion qualified or modified as to uncertainty, audit scope or accounting principle in the principal accountant's report on the financial statements for the company for either of the past two years. The decision to change accountants was approved by the Board of Directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Company's two most recent fiscal years.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sub-captions "Directors Continuing in Office" and "Executive Compensation" contained in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Stock Ownership" contained in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the sub-caption "Certain Transactions" contained in the Company's Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)          FINANCIAL STATEMENTS

             The financial statements filed as part of this report are listed under Item 8.

(b)          REPORTS ON FORM 8-K

             None

(c)          EXHIBITS:

Exhibit
   No.       Description
--------     -----------
2            Agreement and Plan of Merger dated as of November 12, 1996, by and among Healthcare Acquisition Corp.
             ("HCAC"), Healthcare Acquisition, Inc. and Encore Orthopedics, Inc., as amended by an Amendment dated
             February 14, 1997.(3)

3.1          Certificate of Incorporation of Healthcare Acquisition Corp.(1)

3.2          Amendment to the Certificate of Incorporation of HCAC.(3)

3.3          Bylaws of HCAC. (1)

4.1          Form of HCAC Common Stock Certificate. (2)

4.2          Form of Certificate for HCAC $5.00 Warrant. (2)

4.3          Form of Unit Purchase Option granted to GKN Securities Corp. and Gaines, Berland Inc. (2)

4.4          Warrant Agreement between Continental Stock Transfer and Trust Company and HCAC with respect to the HCAC
             $5.00 Warrants. (1)

4.5          Form of Encore Medical Corporation $7.00 Warrant. (3)

4.6          Warrant Agreement, by and between Encore Medical Corporation and Continental Stock Transfer and Trust
             Company with respect to the HCAC $7.00 Warrants. (3)

4.7          Form of Encore Medical Corporation Common Stock Certificates

10.1         Investment Management Trust Agreement between IBJ Schroder Bank & Trust Company and HCAC. (1).

10.2         Stock Escrow Agreement between Continental Stock Transfer and Trust Company and HCAC. (1)

10.3         Letter Agreement between GKN Securities Corp. and each of the initial stockholders of HCAC. (1)

10.4         Encore Medical Corporation 1996 Incentive Stock Plan (3)

10.5         Employment Agreement between Encore and Nick Cindrich, dated August 26, 1994.

10.6         Severance Agreement between Encore and Nick Cindrich, dated September 27, 1995, as amended on March 18,
             1997.

10.7         Employment Agreement between Encore and Craig L. Smith, dated August 26, 1994.

10.8         Severance Agreement between Encore and Craig L. Smith, dated September 19, 1995, as amended on March 18,
             1997.

10.9         Employment Agreement between Encore and Jim Abraham, dated August 17, 1995.

10.10        Severance Agreement between Encore and Jim Abraham, dated September 19, 1995, as amended on March 18, 1997.

10.11        Employment Agreement between Encore and Ken Ludwig, Jr., dated August 26, 1994.

10.12        Severance Agreement between Encore and Ken Ludwig, Jr., dated September 19, 1995, as amended on March 18,
             1997.

10.13        Employment Agreement between Encore and August Faske, dated August 26, 1994.

10.14        Severance Agreement between Encore and August Faske, dated September 20, 1995, as amended on March 18,
             1997.

10.15        Employment Agreement between Encore and Harry L. Zimmerman, dated August 26, 1994.

10.16        Severance Agreement between Encore and Harry L. Zimmerman, dated September 19, 1995, as amended on March
             18, 1997.

10.17        Employment Agreement between Encore and J.D. Webb, Jr., dated August 26, 1994.

10.18        Severance Agreement between Encore and J.D. Webb, Jr., dated September 19, 1995, as amended on March 18,
             1997.

16           Letter from Richard A. Eisner & Company, L.L.P. dated May 20, 1998. (4)

21           Schedule of Subsidiaries of Encore Medical Corporation.

27           Financial Data Schedule

(1) Filed as an exhibit to Amendment No. 1 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on July 14, 1995

(2) Filed as an exhibit to Amendment No. 2 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on February 20, 1996

(3) Filed as an exhibit to HCAC's Registration Statement on Form S-4 (333-22053) filed with the SEC on February 19, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENCORE MEDICAL CORPORATION


3/24/98                            By: /s/ NICK CINDRICH
---------                             ----------------------------------------
Date                                  Nick Cindrich, Chairman of the Board
                                      and Chief Executive Officer


3/24/98                            By: /s/ AUGUST FASKE
---------                             ----------------------------------------
Date                                  August Faske, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/25/98                            By: /s/ JAY M. HAFT
---------                             ----------------------------------------
Date                                  Jay M. Haft, Director


3/30/98                            By: /s/ JOEL KANTER
---------                             ----------------------------------------
Date                                  Joel Kanter, Director


3/26/98                            By: /s/ LAMAR LASTER
---------                             ----------------------------------------
Date                                  LaMar Laster, Director


3/26/98                            By: /s/ RICHARD RELYEA
---------                             ----------------------------------------
Date                                  Richard Relyea, Director


3/26/98                            By: /s/ DENNIS ENRIGHT
---------                             ----------------------------------------
Date                                  Dennis Enright, Director


3/24/98                            By: /s/ RICHARD MARTIN
---------                             ----------------------------------------
Date                                  Richard Martin, Director


3/24/98                            By: /s/ CRAIG L. SMITH
---------                             ----------------------------------------
Date                                  Craig L. Smith, Director


3/27/98                            By: /s/ JOHN ABELES
---------                             ----------------------------------------
Date                                  John Abeles, Director


3/24/98                            By: /s/ KENNETH DAVIDSON
---------                             ----------------------------------------
Date                                  Kenneth Davidson, Director

                               INDEX TO EXHIBITS

Exhibit
   No.       Description
--------     -----------
2            Agreement and Plan of Merger dated as of November 12, 1996, by and among Healthcare Acquisition Corp.
             ("HCAC"), Healthcare Acquisition, Inc. and Encore Orthopedics, Inc., as amended by an Amendment dated
             February 14, 1997. (3)

3.1          Certificate of Incorporation of Healthcare Acquisition Corp. (1)

3.2          Amendment to the Certificate of Incorporation of HCAC. (3)

3.3          Bylaws of HCAC. (1)

4.1          Form of HCAC Common Stock Certificate. (2)

4.2          Form of Certificate for HCAC $5.00 Warrant. (2)

4.3          Form of Unit Purchase Option granted to GKN Securities Corp. and Gaines, Berland Inc. (2)

4.4          Warrant Agreement between Continental Stock Transfer and Trust Company and HCAC with respect to the HCAC
             $5.00 Warrants. (1)

4.5          Form of Encore Medical Corporation $7.00 Warrant. (3)

4.6          Warrant Agreement, by and between Encore Medical Corporation and Continental Stock Transfer and Trust
             Company with respect to the HCAC $7.00 Warrants. (3)

4.7          Form of Encore Medical Corporation Common Stock Certificates

10.1         Investment Management Trust Agreement between IBJ Schroder Bank & Trust Company and HCAC. (1).

10.2         Stock Escrow Agreement between Continental Stock Transfer and Trust Company and HCAC. (1)

10.3         Letter Agreement between GKN Securities Corp. and each of the initial stockholders of HCAC. (1)

10.4         Encore Medical Corporation 1996 Incentive Stock Plan (3)

10.5         Employment Agreement between Encore and Nick Cindrich, dated August 26, 1994.

10.6         Severance Agreement between Encore and Nick Cindrich, dated September 27, 1995, as amended on March 18,
             1997.

10.7         Employment Agreement between Encore and Craig L. Smith, dated August 26, 1994.

10.8         Severance Agreement between Encore and Craig L. Smith, dated September 19, 1995, as amended on March 18,
             1997.

10.9         Employment Agreement between Encore and Jim Abraham, dated August 17, 1995.

10.10        Severance Agreement between Encore and Jim Abraham, dated September 19, 1995, as amended on March 18, 1997.

10.11        Employment Agreement between Encore and Ken Ludwig, Jr., dated August 26, 1994.

10.12        Severance Agreement between Encore and Ken Ludwig, Jr., dated September 19, 1995, as amended on March 18,
             1997.

10.13        Employment Agreement between Encore and August Faske, dated August 26, 1994.

10.14        Severance Agreement between Encore and August Faske, dated September 20, 1995, as amended on March 18,
             1997.

10.15        Employment Agreement between Encore and Harry L. Zimmerman, dated August 26, 1994.

10.16        Severance Agreement between Encore and Harry L. Zimmerman, dated September 19, 1995, as amended on March
             18, 1997.

10.17        Employment Agreement between Encore and J.D. Webb, Jr., dated August 26, 1994.

10.18        Severance Agreement between Encore and J.D. Webb, Jr., dated September 19, 1995, as amended on March 18,
             1997.

16           Letter from Richard A. Eisner & Company, L.L.P. dated May 20, 1998. (4)

21           Schedule of Subsidiaries of Encore Medical Corporation.

27           Financial Data Schedule

(1) Filed as an exhibit to Amendment No. 1 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on July 14, 1995

(2) Filed as an exhibit to Amendment No. 2 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on February 20, 1996

(3) Filed as an exhibit to HCAC's Registration Statement on Form S-4 (333-22053) filed with the SEC on February 19, 1997.

(4)          Filed as an exhibit to Company Form 8-K filed with the SEC on May
             30, 1997.