Form 10-Q
period 1998-04-03
ENCORE MEDICAL CORP
filed 1998-05-14
CIK 944763

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1998

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

                                  512-832-9500
               (Registrant's telephone number including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Title                                 Outstanding
          -----                                 -----------

          Common Stock                           9,062,192

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF APRIL 3, 1998 AND DECEMBER 31, 1997 (in thousands, except share data) (unaudited)

                                                               April 3,      December 31,
                                                                 1998            1997
                                                               --------      ------------

ASSETS

Cash                                                           $      1        $      9
Accounts receivable, net                                          5,220           5,063
Inventories                                                      14,375          13,359
Prepaid expenses and other current assets                           571             704
                                                               --------        --------

Total current assets                                             20,167          19,135

Property, plant and equipment, net                                5,993           5,099
Other noncurrent assets                                           1,459           1,487
                                                               --------        --------

Total assets                                                   $ 27,619        $ 25,721
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                       $  3,693        $  3,841
Current portion - long-term debt                                    400             312
Current portion - payable to a related party                        800             300
                                                               --------        --------

Total current liabilities                                         4,893           4,453

Long-term debt, net of current portion                            4,275           2,444
Payable to a related party, net of current portion                   --             800
Other long-term liabilities                                          32              --
                                                               --------        --------

Total liabilities                                                 9,200           7,697

Preferred stock, $1.00 par value, 1,000,000 shares
     authorized, 0 and 0 shares issued and
     outstanding, respectively                                       --              --
Common stock, $0.001 par value, 35,000,000 shares
     authorized, 9,062,192 and 9,047,000 shares issued
     and outstanding, respectively                                    9               9
Additional paid-in capital and deferred compensation             18,195          18,128
Retained earnings (deficit)                                         215            (113)
                                                               --------        --------

Total stockholders' equity                                       18,419          18,024
                                                               --------        --------

Total liabilities and stockholders' equity                     $ 27,619        $ 25,721
                                                               ========        ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 28, 1997
(in thousands, except per share amounts)
(unaudited)

                                                       Three Months Ended
                                                   April 3,             March 28,
                                                     1998                 1997

Sales                                            $      7,250         $      5,740
Cost of goods sold                                      2,358                1,924
                                                 ------------         ------------
Gross margin                                            4,892                3,816

Operating expenses:
Research and development                                  478                  405
Selling, general and administrative                     3,821                2,729
                                                 ------------         ------------

Operating income                                          593                  682

Interest income                                             0                    4
Interest income (expense)                                 (82)                (259)
Other income (expenses)                                     1                   (3)
                                                 ------------         ------------

Income before income taxes                                512                  424
Current provision for income taxes                        175                  119
                                                 ------------         ------------
Net income                                       $        337         $        305
                                                 ============         ============

Basic earnings per share                         $       0.04         $       0.05
Shares used in computing basic earnings
    per share                                       9,056,000            5,717,000

Diluted earnings per share                       $       0.03         $       0.03
Shares used in computing diluted earnings
   per share                                       10,870,000            8,812,000


               The accompanying notes are an integral part of the
                       consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 28, 1997
(in thousands)
(unaudited)

                                                               Three Months Ended
                                                              April 3,        March 28,
                                                                1998            1997
                                                              --------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $   337         $   305

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Depreciation and amortization                                   427             286

   Amortization of debt discount                                     0              39

   Other                                                             2              (3)

Changes in operating assets and liabilities:

   Increase in accounts receivable                                (157)         (1,105)

   Increase in inventories                                      (1,016)           (885)

   Decrease in prepaid expenses and other assets                   153             116

   (Dec.) inc. in accounts payable and accrued expenses           (116)          1,643
                                                               -------         -------

   Net cash (used in) provided by operating activities            (370)            396
                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                               (804)           (418)
                                                               -------         -------

   Net cash used in investing activities                          (804)           (418)
                                                               -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock                                      9           7,446

Payments on payable to a related party                            (300)           (300)

Payments on long-term debt                                         (84)            (40)

Net proceeds on line of credit                                   1,541             900
                                                               -------         -------

   Net cash provided by financing activities                     1,166           8,006
                                                               -------         -------

Net (decrease) increase in cash equivalents                         (8)          7,984

Cash and cash equivalents at beginning of period                     9             472
                                                               -------         -------

Cash and cash equivalents at end of period                     $     1         $ 8,456
                                                               =======         =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Encore Medical Corporation and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 3, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 1997 (the "Form 10-K").

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

         As explained in Note 3, during the first quarter of 1997, Encore Orthopedics, Inc. ("Encore") merged with Healthcare Acquisition, Inc., a wholly-owned subsidiary of Healthcare Acquisition Corp. ("HCAC").

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

         For financial reporting and accounting purposes, the merger was accounted for as a recapitalization of Encore, with the issuance of shares by Encore for the net assets of HCAC, consisting primarily of cash. As such, Encore is considered the predecessor company. The accompanying statement of income for the three months ended March 28, 1997 includes the results of operations of HCAC from the effective date of the merger (March 25, 1997) through the end of the period.

4.       INVENTORIES

         Inventories at April 3, 1998 and December 31,1997 are as follows (in thousands):

                                             April 3,    December 31,
                                               1998          1997
                                               ----          ----

         Components and raw materials        $  2,496      $  2,711
         Work in process                        2,563         1,549
         Finished goods                         9,316         9,099
                                             --------      --------
                                             $ 14,375      $ 13,359

5.        NET INCOME PER SHARE

         Net income per share is computed based on the weighted average number of outstanding common and common equivalent shares, using methodology required in Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive.

         The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended April 3, 1998 and March 28, 1997 respectively are as follows (in thousands):

                                                         Quarter Ended     Quarter Ended
                                                         April 3, 1998     March 28, 1997
                                                         -------------     --------------
                                                          (unaudited)        (unaudited)

         Weighted average shares outstanding-basic           9,056                5,717
         Plus: Common stock equivalents                      1,814                3,095
                                                            ------               ------
         Weighted average shares outstanding-diluted        10,870                8,812
                                                            ======               ======


Options and warrants to purchase 949,167 and 5,842,072 shares of common stock, respectively, were outstanding at April 3, 1998, but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares.

6.        REPORTING COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. The impact of this standard on the Company's results is considered immaterial for disclosure.

7.        SEGMENT REPORTING

         In June 1997, FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998. The standard establishes requirements for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The disclosure provisions of this standard are not applicable for interim periods in the year of adoption. The adoption of this new standard is not expected to have a material impact on the Company's consolidated balance sheet or statement of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED APRIL 3, 1998, AS COMPARED TO THREE MONTHS ENDED MARCH 28, 1997.

Sales were $7,250,000 for the quarter ended April 3, 1998, representing an increase of $1,510,000 or 26.3% over the quarter ended March 28, 1997. U.S. sales increased 50.3% over the same period in 1997. The increase in U.S. sales was primarily due to the continual growth of the U.S. sales force in the number of sales agents and more productive sales territories. Outside the U.S., existing distributors' growth remains strong while Encore continues to expand into additional territories. Sales of reconstructive products increased to $6,819,000 in the first quarter of 1998, led by the Foundation(R) Total Knee, Hip and Shoulder Systems. Trauma product sales increased 21.1% to $431,000 when compared to the prior year. The increase in reconstructive products is attributed primarily to the expansion of the U.S. sales force. The Company anticipates sales for trauma products to further increase as the transition to an exclusive sales force is completed in 1998 and the product base is expanded. Going forward, rapid geographical expansion and introduction of new products will generate additional increases in sales in both the total joint and trauma segments of the business.

Gross margin increased to $4,892,000 in 1998, or 67.5% of sales, as compared to $3,816,000 or 66.5% of sales for 1997. This gross margin increase resulted from increased U.S. sales, which generate a greater gross margin than sales outside the U.S., manufacturing efficiencies and cost controls.

Research and development expenses increased by $73,000 or 18.0% in 1998 when compared to the same period in 1997. Research and development activities increased to complete the design of two new hip stems and two acetabular systems that were released early this year. A joint design effort with Norton Desmarquest Fine Ceramics of France was initiated in late 1997, which has continued into 1998, to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee. Initiation of activities that address polyethylene wear in hip implants included a FDA feasibility study for metal/metal articulation as well as FDA approval to begin full clinical studies for metal/metal and ceramic/ceramic hips.

Selling, general and administrative expenses increased by $1,092,000, or 40.0%, in 1998 when compared to the same period in 1997. This increase was due to higher commissions associated with the overall increase in sales in conjunction with a higher percentage growth in U.S. sales (as U.S. sales carry higher commission rates than sales outside the U.S.). Also, royalties increased in conjunction with the increase in overall sales. Additionally, there were increased expenses associated with a greater number of clinical support activities, expenses associated with being a publicly-traded company, increased instrumentation depreciation associated with additional instrument sets, and the continual investment in the expansion of the business and the development of the U.S. sales infrastructure.

Operating income decreased 13.0% to $593,000, as compared to $682,000 for the quarter ended March 28, 1997. Increased research and development, selling, and general and administrative expenses offset the increase in sales and improved gross margin.

Interest expense decreased to $82,000 for the quarter ended April 3, 1998, compared to $259,000 for the first quarter of 1997. This decrease was primarily due to the existence of $5 million of term debt in the first quarter of 1997 that was paid off in the second quarter of 1997.

Net income for the quarter ended April 3, 1998 increased 10.5% to $337,000 from $305,000 in 1997. This increase was primarily due to the significant decrease in interest expense offsetting the decrease in operating income.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $10 million revolving credit facility (the "Credit Facility") with an eligible borrowing base as of April 3, 1998 of $9.7 million. As of April 3, 1998, the Company had drawn $3.3 million. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it. Encore's bank accounts sweep, on a daily basis, funds to either reduce or increase the loan balance, as needed, and invest any excess funds if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the cash balance at Wells Fargo remains at zero as long as Encore is a net borrower. This sweep feature minimizes interest expense, and automatically invests any excess funds.

         The Company's continued strong growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of April 3, 1998, the Company had net working capital of $15.3 million as compared to $14.7 million at December 31, 1997. This increase was primarily due to the increases in inventory and accounts receivable offset by the increase in the current portion of a payment to a related party.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During 1997, Encore was a party to the lawsuit styled Intermedics Orthopedics, Inc. vs. Encore Orthopedics, Inc., et al, Cause no. 96-14729, 98th Judicial District Court of Travis County, Texas. In January 1998, this case reached a settlement which resulted in a complete dismissal of all the parties with prejudice. No party admitted any liability as a result of this settlement. Encore agreed to pay Intermedics Orthopedics, Inc. a nominal amount in connection with the settlement and to refrain from hiring any of Intermedics' current sales agents through July 1998. As part of the settlement, all parties fully released the other parties from all claims they may have had against the other parties that are related to the subject matter of the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       Exhibits.  See Index to Exhibits

2.       Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENCORE MEDICAL CORPORATION

May 14, 1998                  By:  /s/ NICK CINDRICH
------------                      ---------------------------------------------
Date                               Nick Cindrich, Chairman of the Board and
                                   Chief Executive Officer


May 14, 1998                  By:  /s/ AUGUST FASKE
------------                      ---------------------------------------------
Date                               August Faske, Vice President - Finance,
                                   Chief Financial Officer

                               INDEX TO EXHIBITS


Number Assigned in
Regulation S-K
Item 601                    Description of Exhibit
--------                    ----------------------

(2)                         No exhibit
(4)                         No exhibit
(10)                        No exhibit
(11)                        No exhibit
(15)                        No exhibit
(18)                        No exhibit
(19)                        No exhibit
(22)                        No exhibit
(23)                        No exhibit
(24)                        No exhibit
(27)                        Financial data schedules
(99)                        No exhibit