Form 10-Q
period 1998-07-03
ENCORE MEDICAL CORP
filed 1998-08-14
CIK 944763

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1998

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

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock                                                 9,096,409

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JULY 3, 1998 AND DECEMBER 31, 1997
(in thousands, except share data)
(unaudited)

                                                                July 3,      December 31,
                                                                 1998           1997
                                                              ----------     ----------
 ASSETS

 Cash                                                         $        1     $        9
 Accounts receivable, net                                          5,804          5,063
 Inventories                                                      15,329         13,359
 Prepaid expenses and other current assets                           575            704
                                                              ----------     ----------

 Total current assets                                             21,709         19,135

 Property, plant and equipment, net                                6,070          5,099
 Other noncurrent assets                                           1,430          1,487
                                                              ----------     ----------

 Total assets                                                 $   29,209     $   25,721
                                                              ==========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued liabilities                     $    3,582     $    3,841
 Current portion - long-term debt                                    411            312
 Current portion - payable to a related party                        800            300
                                                              ----------     ----------

 Total current liabilities                                         4,793          4,453

 Long-term debt, net of current portion                            5,566          2,444
 Payable to a related party, net of current portion                   --            800
 Other long-term liabilities                                          40             --
                                                              ----------     ----------

 Total liabilities                                                10,399          7,697

 Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, 0 and 0 shares issued and
      outstanding, respectively                                       --             --
 Common stock, $0.001 par value, 35,000,000 shares
      authorized, 9,096,409 and 9,047,000 shares issued
      and outstanding, respectively                                    9              9
 Additional paid-in capital and deferred compensation             18,262         18,128
 Retained earnings (deficit)                                         539           (113)
                                                              ----------     ----------

 Total stockholders' equity                                       18,810         18,024
                                                              ----------     ----------

 Total liabilities and stockholders' equity                   $   29,209     $   25,721
                                                              ==========     ==========



The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 3, 1998 AND JUNE 27, 1997 (in thousands, except per share amounts)
(unaudited)

                                                             Three Months Ended                  Six Months Ended
                                                   --------------------------------      --------------------------------
                                                       July 3,            June 27,          July 3,           June 27,
                                                   -------------      -------------      -------------      -------------
                                                        1998               1997              1998               1997
                                                   -------------      -------------      -------------      -------------
 Sales                                             $       6,887      $       6,501      $      14,137      $      12,241
 Cost of goods sold                                        2,295              2,020              4,653              3,944
                                                   -------------      -------------      -------------      -------------
 Gross margin                                              4,592              4,481              9,484              8,297

 Operating expenses:
 Research and development                                    374                346                852                751
 Selling, general and administrative                       3,669              3,355              7,490              6,084
                                                   -------------      -------------      -------------      -------------

 Operating income                                            549                780              1,142              1,462

 Interest income                                              --                 58                 --                 62
 Interest expense                                           (107)              (219)              (189)              (478)
 Other income (expenses)                                       4                (41)                 5                (43)
                                                   -------------      -------------      -------------      -------------

 Income before extraordinary loss and taxes        $         446      $         578      $         958      $       1,003
 Provision for (benefit from) income taxes                   122               (349)               297               (229)
                                                   -------------      -------------      -------------      -------------
 Income before extraordinary loss                  $         324      $         927      $         661      $       1,232
 Extinguishment of debt (net of income taxes)                 --                598                 --                598
                                                   -------------      -------------      -------------      -------------
 Net income                                        $         324      $         329      $         661      $         634
                                                   =============      =============      =============      =============

 Basic earnings per share                          $        0.04      $        0.04      $        0.07      $        0.09
 Shares used in computing basic earnings
     per share                                         9,087,000          8,299,000          9,072,000          7,347,000

 Diluted earnings per share                        $        0.03      $        0.03      $        0.06      $        0.07
 Shares used in computing diluted earnings
    per share                                         10,907,000         10,654,000         10,927,000          9,686,000

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JULY 3, 1998 AND JUNE 27, 1997
(in thousands)
(unaudited)

                                                                   Six Months Ended
                                                                July 3,        June 27,
                                                                 1998            1997
                                                              ----------      ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $      661      $      634
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                    915             702
    Amortization of debt discount                                     --              65
    Extinguishment of debt discount                                   --             588
    Benefit from deferred tax asset                                   --            (537)
    Other                                                             (9)             10
 Changes in operating assets and liabilities:
    Increase in accounts receivable                                 (741)         (1,731)
    Increase in inventories                                       (1,970)         (1,210)
    Decrease in prepaid expenses and other assets                    149              67
   (Dec.) inc. in accounts payable and accrued expenses             (219)            166
                                                              ----------      ----------

    Net cash used in operating activities                         (1,214)         (1,246)
                                                              ----------      ----------

 NET CASH FLOWS FROM INVESTING ACTIVITIES:
 Net purchases of property and equipment                          (1,299)         (1,346)
                                                              ----------      ----------

    Net cash used in investing activities                         (1,299)         (1,346)
                                                              ----------      ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of stock                                      46           7,456
 Payments on payable to a related party                             (300)           (300)
 Payments on long-term debt                                         (174)         (5,793)
 Net proceeds on line of credit                                    2,933             920
                                                              ----------      ----------

    Net cash provided by financing activities                      2,505           2,283
                                                              ----------      ----------

 Net (decrease) increase in cash equivalents                          (8)           (309)
 Cash and cash equivalents at beginning of period                      9             472
                                                              ----------      ----------

 Cash and cash equivalents at end of period                   $        1      $      163
                                                              ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Encore Medical Corporation and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 3, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 1997 (the "Form 10-K").

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

4.       INVENTORIES

         Inventories at July 3, 1998 and December 31,1997 are as follows (in thousands):

                                                          July 3,      December 31,
                                                           1998           1997
                                                        ----------     ----------
             Components and raw materials               $    2,985     $    2,711
             Work in process                                 2,201          1,549
             Finished goods                                 10,143          9,099
                                                        ----------     ----------
                                                        $   15,329     $   13,359
                                                        ==========     ==========

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

         The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended July 3, 1998 and June 27, 1997 respectively are as follows (in thousands):

                                                        Three Months   Three Months     Six Months      Six Months
                                                           Ended          Ended           Ended           Ended
                                                        July 3, 1998  June 27, 1997    July 3, 1998  June 27, 1997
                                                         ----------     ----------     ----------     ----------
                                                         (unaudited)   (unaudited)     (unaudited)    (unaudited)
       Weighted average shares outstanding-basic              9,087          8,299          9,072          7,347
       Plus: Common stock equivalents                         1,820          2,355          1,855          2,339
                                                         ----------     ----------     ----------     ----------
       Weighted average shares outstanding-diluted           10,907         10,654         10,927          9,686
                                                         ==========     ==========     ==========     ==========

Options and warrants to purchase 1,208,667 and 5,842,072 shares of common stock, respectively, were outstanding at July 3, 1998, but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 3, 1998, AS COMPARED TO THE THREE MONTHS ENDED JUNE 27, 1997.

Sales were $6,887,000 for the quarter ended July 3, 1998, representing an increase of $386,000 or 5.9% over the quarter ended June 27, 1997. U.S. sales increased 17.4% over the same period in 1997. The increase in U.S. sales was primarily due to the continual growth of the U.S. sales force in the number of sales agents and more productive sales territories. Outside the U.S., sales to Asia, primarily Japan, have dropped over $660,000 or approximately 83% compared to the second quarter of 1997. This situation will likely continue into the third quarter. Going forward, U.S. geographical expansion and introduction of new products will generate additional increases in sales in both the total joint and trauma segments of the business.

Gross margin increased to $4,592,000 in the second quarter of 1998, or 66.7% of sales, as compared to $4,480,000 or 68.9% of sales for the second quarter of 1997. Gross margin as a percent of sales decreased due to discounts given to hospitals and higher costs associated with the initial production of the Revelation(TM) and Linear(TM) Hip Systems, which were introduced to the market at the end of the first quarter of 1998.

Research and development expenses increased by $29,000 or 8.4% in 1998 when compared to the same period in 1997. Research and development activities increased to complete the design of two new hip stems and two acetabular systems that were released early this year. A joint design effort with Norton Desmarquest Fine Ceramics of France was initiated in late 1997, which has continued into 1998, to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee. Initiation of activities that address polyethylene wear in hip implants included a FDA feasibility study for metal/metal articulation as well as FDA approval to begin full clinical studies for metal/metal and ceramic/ceramic hips.

Selling, general and administrative expenses increased by $314,000, or 9.4%, in 1998 when compared to the same period in 1997. This increase was attributable to inventory discrepancies at consigned locations, an increase in royalties in conjunction with the increase in overall sales, increased instrumentation depreciation associated with additional loaner instrument sets, and the continual investment in the expansion of the business and the development of the U.S. sales infrastructure resulting in higher advertising and travel expenses.

Operating income decreased 29.6% to $549,000 for the second quarter of 1998, as compared to $780,000 for the quarter ended June 27, 1997. Increased research and development, selling, and general and administrative expenses offset the increase in sales.

Interest expense decreased to $107,000 for the quarter ended July 3, 1998, compared to $219,000 for the second quarter of 1997. This decrease was primarily due to the existence of $5 million of term debt in the first five months of 1997 that was retired at the end of May 1997.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 3, 1998, AS COMPARED TO THE SIX MONTHS ENDED JUNE 27, 1998.

Sales increased to $14,137,000 for the six months ended July 3, 1998, as compared to $12,241,000 in the prior year. This represented a 15.5% increase in overall sales. Sales in the U.S. grew by 32.3% to $8,829,000. U.S. sales continue to grow at a rapid pace due to the growth of existing sales force volume and the addition of new agents and new sales territories. Outside the U.S., the economic environment that currently exists in Asia is affecting sales, primarily to Japan. Sales have dropped over $1,000,000 or approximately 80% to Asia as compared to the prior year. The Company anticipates a continuation of the same problem in the near term but is confident that sales from other areas will partially offset the shortfall in Asia by year end. Sales of reconstructive products continue to increase while trauma product sales are currently remaining relatively flat. Reconstructive product sales led by the Foundation(R) Total Knee, Hip and Shoulder Systems increased 16.7% to $13,281,000 for the six months ended July 3, 1998 as compared to the six months ended June 27, 1997. The Company continues to anticipate sales for trauma products to further increase as the transition to an exclusive sales force is completed in 1998 and the product base is expanded.

Gross margin as a percentage of sales was 67.1% of sales for the six months ended July 3, 1998, as compared to 67.8% of sales in 1997. Gross margin as a percent of sales decreased due to discounts and higher costs associated with the initial production of the Revelation(TM) and Linear(TM) Hip Systems. It is anticipated that future production costs of the new hip systems will decrease as volumes increase and production methods are made more efficient.

Selling, general and administrative expenses increased to $7,490,000 or 23.1% as compared to the prior year six month period. These expenses increased due to higher commissions associated with the overall increase in sales in conjunction with a higher percentage growth in U.S. sales (as U.S. sales carry higher commission rates than sales outside the U.S.), inventory discrepancies at consigned locations, increase in royalties in conjunction with the overall increase in sales, increased instrumentation depreciation associated with additional loaner instrument sets, a greater number of clinical support activities, and expenses associated with acquisition attempts. Also, the Company is committed to the expansion of the business and the continual development of the U.S. sales infrastructure. As such, selling, general and administrative expenses will continue to increase in absolute dollars as the Company supports new product introductions and expands into new territories. However, the Company is expecting to manage operating expense growth relative to sales and gross margin levels going forward.

Interest expense decreased $224,000 for the six months ended July 3, 1998 to $189,000 as compared to the first six months of the prior year. This was primarily related to the existence of $5 million in term debt in the first five months of 1997. Interest expense was affected by both a higher effective interest rate and the amortization of the related debt discount in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. During the beginning of the second quarter of 1998, Encore renegotiated its revolving credit facility (the "Credit Facility") from $10 million to $15 million with an eligible borrowing base as of July 3, 1998 of $14.7 million. As of July 3, 1998, the Company had drawn $4.7 million. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it. Encore's bank accounts sweep, on a daily basis, funds to either reduce or increase the loan balance, as needed, and invest any excess funds if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the bank cash balance remains at zero as long as Encore is a net borrower. This sweep feature minimizes interest expense, and automatically invests any excess funds.

         The Company's continued strong growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of July 3, 1998, the Company had net working capital of $16.9 million as compared to $14.7 million at December 31, 1997. This increase was primarily due to the increases in inventory and accounts receivable offset by the increase in the current portion of a payment to a related party.

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

                                   ENCORE MEDICAL CORPORATION

8-14-98                            By: /s/ NICK CINDRICH
-------                               ----------------------------------------
Date                                   Nick Cindrich, Chairman of the Board
                                       and Chief Executive Officer


8-14-98                            By: /s/ AUGUST FASKE
-------                               ----------------------------------------
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