Form 10-Q
period 1998-10-02
ENCORE MEDICAL CORP
filed 1998-11-13
CIK 944763

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1998

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  512-832-9500
              (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                      Outstanding

Common Stock                                               8,971,340

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 2, 1998 AND DECEMBER 31, 1997
(in thousands, except share data)


                                                                   October 2,     December 31,
                                                                      1998            1997
                                                                    --------        --------
                                                                   (unaudited)      (audited)

ASSETS
Cash                                                                $      1        $      9
Accounts receivable, net                                               5,244           5,063
Inventories                                                           16,501          13,359
Prepaid expenses and other current assets                                929             704
                                                                    --------        --------
Total current assets                                                  22,675          19,135

Property, plant and equipment, net                                     6,267           5,099
Other noncurrent assets                                                1,352           1,487
                                                                    --------        --------
Total assets                                                        $ 30,294        $ 25,721
                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                            $  4,020        $  3,841
Current portion - long-term debt                                         452             312
Current portion - payable to a related party                             800             300
                                                                    --------        --------
Total current liabilities                                              5,272           4,453

Long-term debt, net of current portion                                 5,636           2,444
Payable to a related party, net of current portion                         0             800
Other long-term liabilities                                               48               0
                                                                    --------        --------

Total liabilities                                                     10,956           7,697


Preferred stock, $1.00 par value, 1,000,000 shares
     authorized, 0 and 0 shares issued and
     outstanding, respectively (See Note 3)                             --              --
Common stock, $0.001 par value, 35,000,000 shares
     authorized, 9,154,040 and 9,047,000 shares issued
     and outstanding, respectively (See Note 3)                            9               9
Additional paid-in capital and deferred
     compensation                                                     18,438          18,128
Accumulated surplus/deficit                                              891            (113)
                                                                    --------        --------

Total stockholders' equity                                            19,338          18,024
                                                                    --------        --------

Total liabilities and stockholders' equity                          $ 30,294        $ 25,721
                                                                    ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 2, 1998 AND SEPTEMBER 26, 1997 (in thousands, except per share amounts)
(unaudited)

                                                                   Three Months Ended                      Nine Months Ended
                                                                October 2,       September 26,       October 2,        September 26,
                                                                  1998               1997               1998               1997
                                                               ----------         ----------         ----------         ----------

Sales                                                          $    6,363         $    5,821         $   20,500         $   18,062
Cost of goods sold                                                  2,035              1,905              6,688              5,849
                                                               ----------         ----------         ----------         ----------
Gross margin                                                        4,328              3,916             13,812             12,213

Operating expenses:
    Research and development                                          421                383              1,273              1,134
    Selling, general and administrative                             3,265              2,944             10,755              9,028
                                                               ----------         ----------         ----------         ----------

Operating income                                                      642                589              1,784              2,051

Interest income                                                         0                  9                  0                 71
Interest expense                                                     (130)               (70)              (319)              (548)
Other (expense) income                                                 (2)               (63)                 3               (106)
                                                               ----------         ----------         ----------         ----------

Income before extraordinary loss and taxes                            510                465              1,468              1,468
Provision for (benefit from) income taxes                             158                158                455                (71)
                                                               ----------         ----------         ----------         ----------
Income before extraordinary item                                      352                307              1,013              1,539
Extinguishment of debt (net of income taxes)                         --                 --                 --                  598
                                                               ----------         ----------         ----------         ----------

Net income                                                     $      352         $      307         $    1,013         $      941
                                                               ==========         ==========         ==========         ==========


Basic earnings per share                                              .04                .03                .11                .12
Shares used in computing basic earnings per share                   9,149              8,873              9,104              7,846
Diluted earnings per share                                            .03                .03                .09                .09
Shares used in computing diluted earnings per share                10,582             10,808             10,708             10,104



The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED OCTOBER 2, 1998 AND SEPTEMBER 26, 1997
(in thousands) (unaudited)

                                                                              Nine Months Ended
                                                                         October 2,        September 26,
                                                                            1998               1997
                                                                         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $    1,013         $      941
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
     Depreciation and amortization                                            1,446              1,081
     Amortization of debt discount                                             --                   65
     Extinguishment of debt discount                                           --                  588
     Benefit from deferred tax asset                                           --                 (537)
     Other                                                                       (8)                10
Changes in operating assets and liabilities:
     Increase in accounts receivable                                           (181)            (2,393)
     Increase in inventories                                                 (3,142)            (2,192)
     (Inc.)/dec. in prepaid expenses and other assets                          (156)                20
     Increase in accounts payable and accrued expenses                          227                889
                                                                         ----------         ----------

     Net cash used in operating activities                                     (801)            (1,528)
                                                                         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          (1,840)            (1,614)
                                                                         ----------         ----------

     Net cash used in investing activities                                   (1,840)            (1,614)
                                                                         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                                                 162              7,461
Payments on payable to a related party                                         (300)              (300)
Proceeds from long-term debt                                                  3,051              3,043
Payments on long-term debt                                                     (280)            (5,153)
Dividends paid                                                                 --                   (4)
Net proceeds (payments) on line of credit                                      --               (2,300)
                                                                         ----------         ----------

     Net cash provided by financing activities                                2,633              2,747
                                                                         ----------         ----------

Net decrease in cash equivalents                                                 (8)              (395)
Cash and cash equivalents at beginning of period                                  9                472
                                                                         ----------         ----------

Cash and cash equivalents at end of period                               $        1         $       77
                                                                         ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Encore Medical Corporation and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended October 2, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 1997.

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

3.       HCAC MERGER

         In November 1996, Encore and a wholly owned subsidiary of HCAC, a publicly traded, specified purpose acquisition company, executed a definitive agreement and plan of merger. The merger was contingent upon, among other things, the approval of the shareholders of both Encore and HCAC at meetings, which were held in March 1997. Effective March 25, 1997, the merger was completed and HCAC's name was changed to Encore Medical Corporation.

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

         For financial reporting and accounting purposes, the merger was accounted for as a recapitalization of Encore, with the issuance of shares by Encore for the net assets of HCAC, consisting primarily of cash. The capital accounts of Encore at December 31, 1997, however, have been reflected on an equivalent share basis to give effect to the exchange ratios discussed above. The accompanying statements of income for the nine months ended September 26, 1997 include the results of operations of HCAC from the effective date of the merger (March 25, 1997) through the end of the period.

4.       INVENTORIES

         Inventories at October 2, 1998 and December 31, 1997 are as follows (in thousands):

                                           October 2,       December 31,
                                              1998              1997
                                           ----------        ----------

Components and raw materials               $    4,029        $    2,711
Work in process                                 1,946             1,549
Finished goods                                 10,526             9,099
                                           ----------        ----------
                                           $   16,501        $   13,359
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

         The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended October 2, 1998 and September 26, 1997 respectively are as follows (in thousands):

                                                         Three Months     Three Months     Nine Months       Nine Months
                                                            Ended            Ended           Ended             Ended
                                                          October 2,      September 26,    October 2,       September 26,
                                                            1998              1997            1998              1997
                                                         (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                                          ---------        ---------        ---------        ---------
Weighted average shares outstanding-basic                     9,149            8,873            9,104            7,846
Plus: Common stock equivalents                                1,433            1,935            1,604            2,258
                                                          ---------        ---------        ---------        ---------
Weighted average shares outstanding-diluted                  10,582           10,808           10,708           10,104
                                                          =========        =========        =========        =========


Options and warrants to purchase 1,332,064 and 5,842,072 shares of common stock, respectively, were outstanding at October 2, 1998, but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 2, 1998, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 26, 1997.

Sales were $6,363,000 for the quarter ended October 2, 1998, representing an increase of $542,000 or 9.3% over the quarter ended September 26, 1997. U.S. sales increased 23.4% over the same period in 1997. The increase in U.S. sales was primarily due to the continual growth of the U.S. sales force in the number of sales agents and more productive sales territories. Outside the U.S., sales have dropped $262,000 or 10.9% compared to the third quarter of 1997 due to timing associated with orders from stocking distributors and the economic environment in Japan. Going forward, U.S. geographical expansion and introduction of new products will generate additional increases in sales in both the total joint and trauma segments of the business.

Gross margin increased to $4,328,000 in the third quarter of 1998, or 68.0% of sales, as compared to $3,916,000 or 67.3% of sales for the third quarter of 1997. Gross margin as a percent of sales increased due to geographical and product mix.

Research and development expenses increased by $38,000 or 9.9% in 1998 when compared to the same period in 1997. A joint design effort with Norton Desmarquest Fine Ceramics of France was initiated in late 1997, which has continued into 1998, to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee. Another component of the increased research and development expenses was the continuation of activities that address polyethylene wear in hip implants which included a FDA feasibility study for metal/metal articulation as well as the initiation of full clinical studies for metal/metal and ceramic/ceramic hips after receiving FDA approval.

Selling, general and administrative expenses increased by $321,000, or 10.9%, in 1998 when compared to the same period in 1997. This increase was attributable to the continual investment in the expansion of the business and the development of the U.S. sales infrastructure, costs associated with an unsuccessful acquisition attempt, and increases in royalties and sales commissions in conjunction with the increase in overall sales.

Operating income increased 9.0% to $642,000 for the third quarter of 1998, as compared to $589,000 for the quarter ended September 26, 1997.

Interest expense increased to $130,000 for the quarter ended October 2, 1998, compared to $70,000 for the third quarter of 1997 due to the increase in borrowings from the revolving line of credit.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 2, 1998, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 26, 1997.

Sales increased to $20,500,000 for the nine months ended October 2, 1998, as compared to $18,062,000 in the prior year. This represented a 13.5% increase in overall sales. Sales in the U.S. grew by 29.3% to $13,062,000. U.S. sales continue to grow at a rapid pace due to the growth of volume with the existing sales force and the addition of new agents and new sales territories. Outside the U.S., the economic environment that currently exists in Asia is affecting sales, primarily to Japan. Sales have dropped over $1,105,000 or approximately 71.9% to Asia as compared to sales in that region in the prior year. The Company anticipates a continuation of the same problem in the near term but is confident that sales from other areas will partially offset the shortfall in Asia by year end. Overall, sales of reconstructive products continue to increase while trauma product sales are currently remaining relatively flat. Reconstructive product sales led by the Foundation(R) Total Knee, Hip and Shoulder Systems, as well as the new hip systems introduced in the first quarter of 1998, increased 19.4% to $18,762,597 for the nine months ended October 2, 1998 as compared to the nine months ended September 26, 1997. The Company continues to anticipate sales for trauma products to further increase as the transition to an exclusive sales force is completed in 1998 and the product base is expanded.

Gross margin as a percentage of sales was 67.4% of sales for the nine months ended October 2, 1998, as compared to 67.6% of sales in 1997. Gross margin as a percent of sales decreased slightly due to discounts and higher costs associated with the initial production of the Revelation(TM) and Linear(TM) Hip Systems. It is anticipated that future production costs of the new hip systems will decrease as volumes increase and production methods are made more efficient.

Research and development expenses increased by $139,000 or 12.3% in 1998 when compared to the same period in 1997. Research and development activities increased to complete the design of two new hip stems and two acetabular systems that were released early this year. A joint design effort with Norton Desmarquest Fine Ceramics of France was initiated in late 1997, which has continued into 1998, to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee. Initiation of activities that address polyethylene wear in hip implants included a FDA feasibility study for metal/metal articulation as well as FDA approval to begin full clinical studies for metal/metal and ceramic/ceramic hips.

Selling, general and administrative expenses increased by $1,727,000 or 19.1% as compared to the same period in the prior year. These expenses increased due to additional instrumentation depreciation and continual investment in the development of the U.S. sales infrastructure, increase in commission and royalty expenses in conjunction with the increase in sales, a charge for inventory discrepancies at consigned locations and costs associated with unsuccessful acquisition attempts. Due to factors such as commissions and royalties and additional instrumentation depreciation, selling, general and administrative expenses will continue to increase in absolute dollars as the Company supports new product introductions and expands into new territories, but should decrease as an overall percent of net sales. However, the Company is expecting to manage operating expense growth relative to sales and gross margin levels going forward.

Interest expense decreased by $229,000 for the nine months ended October 2, 1998 to $319,000 as compared to the first nine months of the prior year. This was primarily related to the existence of $5 million in term debt in the first five months of 1997, which was paid off as of the end of May 1997. Interest expense was affected by both a higher effective interest rate and the amortization of the related debt discount in the prior year.

Income before extraordinary item for the nine months ended October 2, 1998 decreased by 34.2% or $526,000 when compared to the same period in 1997 due to a one time benefit in 1997 from the reversal of the $537,000 deferred tax asset valuation allowance.

There was no extinguishment of debt expense during the nine months ended October 2, 1998, as compared to $598,000 for the same period in 1997. During the second quarter of fiscal year 1997, the Company repaid $5 million of long term debt, plus accrued interest of $39,000. The Company had previously capitalized approximately $476,000 of financing costs and established a debt discount of $821,000 associated with detachable put warrants issued in accordance with the debt. The unamortized portions of these two items were expensed in conjunction with the repayment of the debt, resulting in an extraordinary charge to earnings of $598,000, net of an income tax benefit of $308,000.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. During the second quarter of 1998, Encore renegotiated its revolving credit facility (the "Credit Facility") from $10 million to $15 million with an eligible borrowing base as of October 2, 1998 of $9.9 million. As of October 2, 1998, the Company had drawn $4.85 million. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it. Encore's bank accounts sweep funds, on a daily basis, to either reduce or increase the loan balance, as needed, and invest any excess funds if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the bank cash balance remains at zero as long as Encore is a net borrower. This sweep feature minimizes interest expense, and automatically invests any excess funds.

         The Company's continued strong growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of October 2, 1998, the Company had net working capital of $17.4 million as compared to $14.7 million at December 31, 1997. This increase was primarily due to the increases in inventory and accounts receivable offset by the increase in the current portion of a payment to a related party.

         During the third quarter of 1998, the Company began actively purchasing its equity securities, both common stock and $5 Warrants, in connection with the buyback program it announced at the beginning of 1998. This program was initiated because Company management and the Board of Directors felt that the Company's equity was undervalued. Through November 9, 1998, the Company has repurchased 172,700 shares of common stock and 63,600 $5 warrants. This program is ongoing.

YEAR 2000 COMPLIANCE

         The Year 2000 ("Y2K") issue stems from the way dates are recorded and computed in many computer systems because such programs use only the last two digits to indicate the year. If uncorrected, these computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors, thereby disrupting operations. The Company understands the importance of being prepared for Y2K. The Company's objective is to ensure an uninterrupted transition into Y2K and is progressing in a comprehensive plan to assure the achievement of that goal. The scope of the Year 2000 readiness effort includes (1) evaluating information technology such as software and hardware; (2) investigating other systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, and facilities and utilities, and
(3) assessing the readiness of key third parties, including suppliers, customers, and key financial institutions.

         The majority of the most vital information systems of the Company are now Y2K compliant. The Company expects that the remainder of the information systems will be Y2K compliant by mid 1999. The Company expects to complete compliance testing and finalize contingency plans in 1999. The Company is in contact with key suppliers and financial institutions to assure no interruption in the relationship between the Company and these important third parties concerning Y2K compliance issues. If third parties do not convert their systems in a timely manner, Y2K could have a material adverse affect on the Company's operations.

         The Company is expensing all costs related to the assessment and remediation of the Y2K issue as incurred. These costs are being funded through operating cash flows and are not material to the Company's consolidated financial condition or results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       Exhibits.  See Index to Exhibits

2. Reports on Form 8-K. No Form 8-K's were filed during the quarter ended October 2, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ENCORE MEDICAL CORPORATION

11/13/98                               By: /s/ NICK CINDRICH
---------------                           --------------------------------------
Date                                      Nick Cindrich, Chief Executive Officer

11/13/98                               By: /s/ AUGUST FASKE
---------------                           --------------------------------------
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