Form 10-K
period 1998-12-31
ENCORE MEDICAL CORP
filed 1999-03-24
CIK 944763

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of Encore Medical Corporation, computed by reference to the last sales price of such stock as of March 15, 1999, was $20,966,468.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999, the latest practicable date.

Title                                                        Outstanding
-----                                                        -----------

Common Stock, par value $0.001                               9,279,155


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

PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).

        This annual report on Form 10-K of Encore Medical Corporation for the year ended December 31, 1998 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, Encore expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

        The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; commodity prices; the success and costs of advertising and promotional efforts; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the costs and effects of legal proceedings.

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

In April 1992, seven former executives of another orthopedic products company joined a small original equipment manufacturer that was engaged in the supply of orthopedic implants and related instruments. Encore thereafter began to produce and distribute orthopedic products under its own name. The members of Encore's management team possess over 115 years of combined experience in the orthopedic products industry.

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

In May 1996, Encore acquired substantially all of the net assets and liabilities of Applied Osteo Systems, Inc. ("AOS"). AOS sold several products in the trauma market, primarily intramedullary rods used for fracture repair. This acquisition expanded Encore's product line into the market for trauma products, an area in which Encore had not previously participated. Encore currently offers knee, shoulder, hip and trauma products that are sold in countries throughout the world.

In March, 1997, Encore entered into a reverse merger with Healthcare Acquisition, Inc., a wholly owned subsidiary of Healthcare Acquisition Corp. ("HCAC"). Encore was the surviving company. Immediately upon completion of the merger, HCAC changed its name to Encore Medical Corporation.

INDUSTRY BACKGROUND

Certain of the information contained in this Form 10-K, generally, and in this section concerning the definition, size and development of the various product markets in which Encore participates, and Encore's general expectations concerning the development of such product markets, both domestically and internationally, are based on estimates prepared by Encore using data from various sources (primarily Medical Data International, Inc., Stifel, Nicolaus & Co. and Knowledge Enterprises, as well as data from Encore's internal research), which data Encore has no reason to believe are unreliable, and on assumptions made by Encore, based on such data, and Encore's knowledge of the orthopedic product industry, which Encore believes to be reasonable.

Over the last two decades, the orthopedic products market, which consists of implants for joint replacement, spinal implants, trauma products, certain arthroscopic, sports medicine and soft goods products, bone cement and related products and instrumentation, has experienced significant growth in both revenues and unit sales. Recent advances in technology requires the addition to the orthopedic products market tissue technology image-guided surgery, osteobiologics and diagnostic products related to osteoporosis. Based on this expanded scope, in 1998, the worldwide market for orthopedic products produced approximately $11.2 billion in revenue. In the United States, the orthopedic products market represented approximately $6.5 billion in revenue in 1998. From 1992 to 1998 the average annual revenue growth rate was approximately 10%. Unit growth accounted for approximately half of this growth; the remainder of the growth was attributable to technology driven price increases.

Joint reconstruction products accounted for approximately $2.1 billion of the overall orthopedic market in the U.S. in 1998 and approximately $3.8 billion worldwide. Among the joint replacement products, hip and knee replacement products account for approximately 95% of worldwide revenues (with approximately $3.6 billion in worldwide sales in 1998) and shoulder replacement and other related products (spinal, elbow, wrist, finger, toe, ankle and ligament prostheses) account for approximately 5% of worldwide revenues (with approximately $190 million in worldwide sales in 1998). The trauma, or fracture fixation, segment of the orthopedic products market approached $750 million in 1998, representing approximately 10% growth over 1997. The trauma product market is divided between internal and external fixation products. In 1998, internal fixation products accounted for about 75% of the revenues from the sale of all trauma products.

Of particular note is the dynamic growth of both the spinal and tissue/osteobiological market segments. It is estimated that the U.S. spinal market exceeded $600 million in 1998 and was approaching $1 billion worldwide. Rapid advances in technology and product design are predicted to produce growth rates exceeding 20% per year for several years. Interbody fusion devices have contributed greatly to this rapid growth, achieving approximately a 30% market share since appearing on the market in 1996.

Tissue technology, osteobiologics, was estimated at approximately $500 million in 1998. Growth potential is concentrated in bone graft substitutes and biologically active bone morphogenic proteins (BMP) as they replace more traditional autografts and allografts, i.e. bone bank bone, which account for more than 75% of the procedures requiring bone graft. As with spine, growth rates for this market segment should exceed 20% for several years.

The other segments of the orthopedic products market (soft goods, cast room products, power and hand instruments, arthroscopy, etc.) account for approximately 40% of the revenue for the total orthopedic products market.

The international orthopedic market remains concentrated in a few primary areas. The United States alone accounts for approximately 58% of the worldwide market, and five countries, the United States, Germany, France, Japan and the United Kingdom, account for approximately 80% of the worldwide market for such products. There are, however, other markets being developed in areas such as China, Eastern Europe, Russia and the Middle East, where there is significant growth potential for sales of orthopedic products such as Encore markets.

STRATEGY

Encore has established its knee, hip and shoulder total joint products as the core of its product line. Encore's management believes that it must offer a complete line of reconstructive total joint implant products, along with specialty trauma, biologic and spinal products, to remain competitive in the orthopedic products marketplace. Encore will continue to design and acquire technology to assemble complete, high quality, competitively-priced, globally-designed product lines and will continue to expand its network of independent sales agents for the sale of its products in the United States and its distributor relationships worldwide. Encore's goal is to increase its penetration in the United States and foreign markets by introducing line extensions to its already broad array of total joint replacement products and by entering the revision total hip market, grow its line of trauma products, concentrating on specialty and niche products, and enter the biologic and spinal implant marketplace, through internal development, distribution agreements and the acquisition of existing products or companies. The acquisition of AOS is indicative of the type of product and/or market coverage Encore will seek in future transactions.

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

PRODUCTS

Encore currently designs, manufactures and markets over 5,700 separate orthopedic reconstructive joint products, trauma products and instruments used by surgeons to perform orthopedic surgery. Encore plans to continue to develop or acquire new hip, knee and shoulder systems as well as new trauma products, spinal products, biological products and line extensions that address the differing preferences of surgeons (i.e., cruciate sparing v. posterior stabilized knees or straight v. anatomic hip stems) and new systems for new indications (i.e., primary v. revision).

RECONSTRUCTIVE KNEE PRODUCTS

Encore currently offers the Foundation(R) Knee System in both cruciate sparing and posterior stabilized versions, for both primary and revision applications, all of which are designed to duplicate as closely as possible the anatomical function of the patient's knee, thereby improving its range of motion and stability. Encore's knee systems are used to replace the articulating surfaces of the knee: the knee cap (patella), top of the shinbone (tibia), and bottom of the thigh bone (femur). The knee system consists of eight different sizes of knee components, which are made of cobalt chrome alloy, titanium alloy and high-density polyethylene. Sales of knee products accounted for approximately 64% of total sales in 1998.

RECONSTRUCTIVE HIP PRODUCTS

Encore is currently marketing four internally designed hip systems. These include the Foundation(R) Hip System, the Vitality(R) Hip Stem, the Linear(R) Hip Stem and the Revelation(TM) Hip Stem. Encore also markets the SL-PLUS Hip System in limited areas for both primary and revision applications, a hip system designed and manufactured by PLUS Switzerland. Encore's hip implant consists of the same basic parts as the normal hip, including a femoral stem (thighbone) with a spherical femoral head (ball) and an acetabular cup (socket) on which the femoral head articulates. Sales of hip products accounted for approximately 22% of total sales in 1998.

RECONSTRUCTIVE SHOULDER PRODUCTS

Encore markets its own internally designed Foundation(R) Shoulder System. Encore's shoulder implant consists of the same basic parts as the normal shoulder, including a humeral stem with a spherical humeral head (ball) and a glenoid component on which the humeral head articulates. Sales of shoulder products accounted for approximately 4% of total sales in 1998.

TRAUMA PRODUCTS

The acquisition of AOS in May 1996 provided Encore with an extension of its product line into trauma products. AOS' products included the True/Flex(R) intramedullary nails, a patented system of intramedullary nails used in repairing bone fractures, primarily for use in correcting upper extremity fractures. Encore has recently begun to sell intramedullary nail products in the higher volume market for products used in correcting lower extremity conditions. The trauma product line also includes the True/Lok(TM) external fixation system, developed by Texas Scottish Rite Hospital. In addition, Encore plans to expand the trauma product line by concentrating on "specialty" trauma products. Sales of trauma products accounted for approximately 6% of total sales in 1998.

INSTRUMENTATION

Approximately 4% of 1998 sales were the instrumentation used to implant the above products. Virtually all of these sales were outside the United States.

SPINAL PRODUCTS

Encore entered into an exclusive distribution agreement for the United States for products produced by Paris-based SCIENT'X. The Isolock(TM) and Isobar(TM) systems consist of rods, plates, cortical screws, and pedicle screws used to achieve fusion of the spine. Of particular note is the Isomorphic(TM) Lumbar Cage System that will allow Encore to compete in the interbody fusion cage market after completion of clinical trials. The cervical spine is addressed with the PCB(TM) Cervical Plate System.

BIOLOGICAL PRODUCTS

Stimulan(TM) - Calcium Sulphate Bone Void Filler will provide Encore with entry into the high margin synthetic bone graft substitute market. The seven-year agreement with Biocomposites, Ltd. will also lead to the introduction of several orthopedic bioresorbable products that address the repair of damaged soft tissue in and around the joints.

MARKETING AND SALES

Encore's products are currently marketed and sold in the United States, Western Europe and Japan. In the United States, products are sold to hospitals and orthopedic surgeons through a network of independent commissioned sales agents. Outside the United States, Encore's total joint products are sold through distributors, primarily PLUS Switzerland and its affiliates. In Japan, its trauma products are sold by Century Medical, Inc. In addition, Encore works closely with affiliated surgeons who use the products, assist in the preparation of marketing materials and participate in educational and professional activities relating to the products.

Encore strives to place its sales agents in the United States in sales territories whose populations contain significant concentrations of individuals over 55 years of age. As of December 31, 1998, Encore had independent sales agents selling either reconstructive products, trauma products, or both, in 24 sales territories in 26 states of the United States. Sales agents are generally granted a contract with a term of one to five years. Agents are typically paid a sales commission of 20% of the gross selling price of all products sold at list price, with the possibility of a 5% bonus on all annual sales if the agent exceeds established sales goals. Encore's sales agents are also eligible to receive stock options under the 1993 Distributor Stock Option Plan and the 1997 Distributor Advisory Panel Stock Option Plan. Each of Encore's sales agents are assigned an exclusive sales territory. The sales agents may sell non-competing lines of orthopedic products manufactured by other companies but may not carry competing product lines. Encore provides its agents with product inventories on consignment for their use in marketing its products and for filling customer orders. All sales agents are required to participate in periodic product and sales training courses given by Encore at its corporate offices in Austin, Texas as well as at other locations around the United States.

Encore's management believes that the changing orthopedic product marketplace will require orthopedic product companies to emphasize the value-added services provided together with products in order to be successful. Towards that end, Encore has instituted programs to formalize training of support personnel in both hospital and medical office environments, has included key customers (i.e., surgeons and hospital administrators) in defining the desired levels and types of customer service, and is upgrading its order processing system to allow the creation of a simple and effective interface with both hospitals, sales agents and international distributors. In addition, Encore has developed a comprehensive distribution support system that will provide for instrument and inventory loaners, in order to enable sales agents to service low volume territories, and an on-line inventory control system. Encore is also developing a dedicated field support group to provide rapid response to technical issues.

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

INTERNATIONAL SALES AND DISTRIBUTION

Encore's total joint implant products are currently sold to Encore's strategic partner, PLUS Switzerland, and distributed by PLUS Switzerland and its affiliates in Western Europe. A PLUS Switzerland affiliate, Endo PLUS K.K., distributed Encore's total joint products in Japan; but was terminated as of December 31, 1998. A new distributor began distributing Encore total joint products in Japan effective December 31, 1998. Pursuant to Encore's distribution agreement with PLUS Switzerland, Encore distributes certain PLUS Switzerland products in limited areas of the United States. In addition, Encore distributes trauma products through distributors in certain Western European countries and Japan. In December 1998, Encore extended its trauma distribution agreement covering Japan with Century Medical, Inc. through December 31, 2003. Encore's management is continuing to look for opportunities to expand the international market for Encore's products and will continue its efforts to identify international markets in which its U.S.-designed products can obtain rapid acceptance with surgeons, hospitals and other buyer groups. Encore's management will also continue to seek markets outside of the Encore/PLUS Switzerland network that have sufficient profit potential, size and market conditions.

AFFILIATED SURGEONS

A key aspect in Encore's development, marketing and sale of its products is the use of designing and consulting surgeons. Each major product is supported by three to five designing surgeons who assist Encore not only with the design of the product but who also give demonstrations using the product, assist in developing marketing materials and participate at symposia addressing both clinical and economic aspects of the product. The designing surgeons working on a product are compensated with an aggregate royalty of approximately 5%, which is typically split among the group members. The designing and consulting surgeons may also receive stock options. Encore has encouraged interaction among the surgeons with visits to designing surgeons' institutions (e.g., viewing surgeries, training meetings and regional workshops) by attempting to regionalize the designing surgeon groups.

Encore also has established relationships with consulting surgeons, who perform various consulting services for Encore. Such services include conducting clinical studies on various products, analysis of economic issues relating to use of the products, establishment of protocols for use of the products and participation at various symposia. The consulting surgeons do not receive royalty payments but may be granted stock options under the 1993 Surgeon Advisory Stock Option Plan or the 1997 Surgeon Advisory Stock Option Plan. Consulting surgeons are also occasionally paid consulting fees for their services to Encore in support of the Encore products.

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

MANUFACTURING

Encore's management believes that Encore must be a low-cost manufacturer in order to effectively compete and that its manufacturing system must be flexible and responsive to ongoing supply demands. Encore uses both in-house manufacturing capabilities and relationships with third-party vendors to supply products. The third-party vendors may have special manufacturing capabilities (i.e., casting, forging, porous coating or sterilization) or may be general suppliers of finished components. With the exception of those vendors supplying special capabilities, the choice of in-house or vendor supply is based on available in-house capacity, lead time control, and cost control.

Encore's in-house capacity includes CNC machine tools, belting, polishing, cleaning, packaging and quality control. Encore obtained ISO 9001 qualification and Medical Device Directive "CE" certification in 1996. At present, the machining capacity is used to produce about 50% of the implant units; the remainder are produced by third party manufacturers. The primary raw materials used in the manufacture of Encore's reconstructive products are cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene. Encore has alternate sources for all of its vendors and suppliers and believes that adequate capacity exists at its suppliers to meet all anticipated needs.

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

INTELLECTUAL PROPERTY

Encore holds one United States patent, covering a tibia base plate design, used in connection with its Foundation(R) Knee System. It also has ten exclusive patent licenses, which protect Encore both in the United States and in several foreign countries. Encore has seven trademarks registered in the United States, one of which is also registered in Germany, Switzerland, Austria, China and Japan. Encore is in the process of registering that trademark with the European Community. Encore also depends on numerous unregistered trademarks, some of which have been submitted for registration in the United States. In the future, Encore will apply for such additional patents and trademarks as it deems appropriate. Finally, Encore relies on non-patented proprietary know-how, trade secrets, process and other proprietary information, which it protects through a variety of methods, including confidentiality agreements and proprietary information agreements.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and $5 Warrants are traded on the NASDAQ National Market System under the symbols "ENMC" and "ENMCW", respectively. The $7 Warrants are not traded on a public market. The following tables set forth for the periods indicated the high and low sales prices of the Company's Common Stock and $5 Warrants as reported on the OTC Bulletin Board for the period January 1, 1997 through March 24, 1997 and on the NASDAQ National Market since March 25, 1997:

                                         COMMON SHARES                    $5 WARRANTS
                                     ---------------------           --------------------
                                     HIGH             LOW            HIGH            LOW
                                     -----           -----           -----          -----
   1998
   First Quarter                     $5.31           $3.94           $1.38          $0.75
   Second Quarter                    $4.94           $3.63           $1.19          $0.75
   Third Quarter                     $4.63           $2.13           $0.88          $0.44
   Fourth Quarter                    $3.88           $2.19           $0.88          $0.31

   1997
   First Quarter                     $5.75           $4.75           $1.25          $0.63
   Second Quarter                    $5.13           $3.56           $1.25          $0.63
   Third Quarter                     $5.13           $4.13           $1.13          $0.69
   Fourth Quarter                    $4.94           $3.41           $1.34          $0.88


As of March 15, 1999, the Company had approximately 215 shareholders of the Company's Common Stock of record. There are in excess of 1,050 beneficial owners of the Company's Common Stock. As of March 15, 1999, the Company had approximately 14 shareholders of the Company's $5 Warrants of record. There are in excess of 325 beneficial owners of the Company's $5 Warrants. As of March 15, 1999, the Company had approximately 73 holders of the Company's $7 Warrants of record and 80 beneficial owners.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected financial data with respect to the Company for the periods indicated. The data as of December 31, 1994, 1995, 1996, 1997 and 1998 and for each of the five years in the period ended December 31, 1998 have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants whose report relating to the consolidated financial statements for the three years ended December 31, 1998 appears in this report. The selected financial data should be read in conjunction with the financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                          YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1998         1997         1996        1995          1994
                                                           -------      -------      -------     -------       ------
STATEMENT OF OPERATIONS DATA
Sales                                                      $28,990      $24,440     $17,621      $13,791       $7,762
Gross margin                                                19,408       16,504      11,563        8,051        4,487
Income (loss) from operations                                3,201        2,500       2,129        1,758          166
Income (loss) before extraordinary  item
                                                             1,777        1,857       1,033        1,408          166
Net income (loss) (a)                                        1,777        1,259       1,033        1,408          447
Basic earnings per share                                      0.20         0.16       (0.04)        0.27         0.09
Shares  used in  computing  basic  earnings
     per share                                               9,088        8,033       5,463        5,150        4,824
Diluted earnings per share                                    0.17         0.12      (0.04)         0.23         0.07
Shares used in computing  diluted  earnings
     per share                                              10,611       10,253       5,463        6,216        5,991

BALANCE SHEET DATA
Working capital                                            $17,954      $14,682     $10,012      $ 7,231       $3,752
Total assets                                                30,556       25,721      20,275       12,757        7,712
Current portion of notes payable and
    long-term debt                                           1,265          612       2,764          293          200
Long-term debt, less current portion                         5,603        3,244       6,013        4,479        1,600
Stockholders' equity                                        19,824       18,024       6,589        5,170        3,275


(a) Due to changes in valuation in put warrants issued in 1995 and 1996, net income (loss) applicable to common stockholders would be $1,370 in 1995 and ($236) in 1996. These warrants had this put feature eliminated in connection with the merger with HCAC and these warrants were exercised in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Encore develops, manufactures, markets and sells orthopedic implant devices and related surgical instrumentation to hospitals and stocking distributors. In the past five years, Encore has introduced its total joint replacement and trauma products to the marketplace and established both domestic and international distribution. Its strategy reflects its founders' belief that it must design and market high quality orthopedic products to a worldwide audience. Encore's past financial results are reflective of Encore's efforts to develop the necessary infrastructure and relationships to make Encore a competitive participant in the orthopedics industry.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

Sales were $28,990,000 for the year ended December 31, 1998, representing an increase of $4,550,000 or 18.6% over the year ended December 31, 1997. In 1998, U.S. sales and sales outside the U.S. increased 26.7% and 8.0%, respectively, over 1997. The increase in U.S. sales was fueled primarily by the growth of the U.S. sales force in the number of sales agents and more productive sales territories. Outside the U.S., the economic environment that currently exists in Asia is affecting sales. However, sales to the Japanese market rebounded substantially in the fourth quarter with the addition of new distribution which is experienced in the orthopedic market. Sales of reconstructive products increased 20.4% to $27,373,000 in 1998, led by the Foundation(R) Total Knee, Hip and Shoulder Systems. Trauma product sales have remained relatively flat. The increase in reconstructive products is attributed primarily to the expansion of the U.S. sales force. Continued transition from a non-exclusive to an exclusive sales force is a major factor for the flat sales of trauma products. The Company anticipates sales for trauma products to increase as the transition to an exclusive sales force is completed and the product base is expanded. Going forward, rapid geographical expansion and introduction of new products will fuel additional increases in sales in both the total joint and trauma segments of the business.

Gross margin increased to $19,408,000 in 1998, or 66.9% of sales, as compared to $16,504,000 or 67.5% of sales for 1997. Gross margin as a percent of sales decreased slightly due to discounts and higher costs associated with the initial production of the Revelation(TM) and Linear(R) Hip Systems. It is anticipated that future production costs of the new hip systems will decrease as volumes increase and production methods are made more efficient.

Research and development expenses increased by $23,000 or 1.4% in 1998 when compared to the same period in 1997. Research and development activities increased to complete the design of two new hip stems and two acetabular systems that were released in early 1998. The Company effectively balanced the increased activity at the beginning of the year with expenditures in the remainder of the year to control expenses relative to sales by the end of 1998. Current activities include a joint design effort with Norton Desmarquest Fine Ceramics to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee. Initiation of activities that address polyethylene wear in the hip included a FDA feasibility study for metal/metal articulation as well as FDA approval to begin full clinical studies for metal/metal and ceramic/ceramic hips.

Selling, general and administrative expenses increased by $2,180,000, or 17.6%, in 1998 when compared to the same period in 1997. This increase was due to additional instrumentation depreciation and continual investment in the development of the U.S. sales infrastructure, increase in commission and royalty expenses in conjunction with the increase in sales, costs associated with unsuccessful acquisition attempts and a charge for inventory discrepancies at consigned locations. Going forward, consigned inventory discrepancies are not expected to have a material impact due to improvements in the internal control process and additional training. Due to factors such as commissions and royalties and additional instrumentation depreciation, selling, general and administrative expenses will continue to increase in absolute dollars as the Company supports new product introductions and expands into new territories, but should decrease as an overall percent of net sales. However, the Company is expecting to manage operating expense growth relative to sales and gross margin levels going forward.

Operating income increased 28% to $3,201,000, as compared to $2,500,000 for the year ended December 31, 1997. This increase was due to increased gross margins, which was partially offset by increased operating expenses. Going forward, operating income should increase due to leveraging fixed costs and increased sales volume.

Interest expense decreased by $201,000 in 1998 compared to 1997. This was primarily related to the existence of $5 million in term debt in the first five months of 1997, which was paid off as of the end of May 1997. In addition, the decrease in interest expense was affected by both a higher effective interest rate and the amortization of the related debt discount in the prior year.

Income before extraordinary item decreased slightly to $1,777,000 in 1998 from $1,857,000 in 1997. It is important to note that the 1997 result includes a one-time benefit of $537,000 from the reversal of a deferred tax asset valuation allowance. Absent such one time event, income before extraordinary item in 1997 would have been $1,320,000.

There was no extinguishment of debt expense for the year ended December 31,1998, as compared to $598,000 for the same period in 1997. During the second quarter of 1997, the Company repaid $5 million of long term debt, plus accrued interest of $39,000. The Company had previously capitalized approximately $476,000 of financing costs and established a debt discount of $821,000 associated with detachable put warrants issued in accordance with the debt. The unamortized portions of these two items were expensed in conjunction with the repayment of the debt, resulting in an extraordinary charge to earnings of $598,000, net of an income tax benefit of $308,000.

Net income for the year ended December 31, 1998 increased 41.1% to $1,777,000 from $1,259,000 in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

Sales were $24,440,000 for the year ended December 31, 1997, representing an increase of $6,819,000 or 38.6% over the year ended December 31, 1996. In 1997, U.S. sales and sales outside the U.S. increased 56.9% and 20.4%, respectively, over 1996. The increase in U.S. sales was fueled primarily by the growth of the U.S. sales force in the number of sales agents and more productive sales territories. Outside the U.S., existing distributors' growth remained strong while Encore continued to expand into additional territories. Sales of reconstructive products increased to $22,731,000 in 1997, led by the Foundation(R) Total Knee, Hip and Shoulder Systems. Trauma product sales remained relatively flat at $1,709,000 when compared to the prior year. The increase in reconstructive products was attributed primarily to the expansion of the U.S. sales force. Continued transition from a non-exclusive to an exclusive sales force was a major factor for the flat sales of trauma products.

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

Research and development expenses increased by $385,000 or 30.6% in 1997 when compared to the same period in 1996. Research and development activities increased to complete the design of two new hip stems and two acetabular systems that were released in early 1998. A joint design effort with Norton Desmarquest Fine Ceramics of France was initiated to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee. Initiation of activities that address polyethylene wear in the hip included a FDA feasibility study for metal/metal articulation as well as FDA approval to begin full clinical studies for metal/metal and ceramic/ceramic hips. Additional regulatory activities included clearance of eleven 510(k) approvals from the FDA and approval to market the Foundation(R) Hip System in Canada.

Operating income increased 17.4% to $2,500,000, as compared to $2,129,000 for the year ended December 31, 1996. This increase was due to increased gross margins, which was partially offset by increased operating expenses.

Net income for the year ended December 31, 1997 increased 21.9% to $1,259,000 from $1,033,000 in 1996. This increase was due to an increase in operating income, lower interest expense, and a benefit from the reversal of the deferred tax asset valuation allowance ($537,000) offset by an extraordinary charge ($598,000) associated with the extinguishment of debt.

CAPITAL EXPENDITURES

Encore has spent a significant amount of its resources over the past several years on building a state-of-the-art, fully integrated orthopedic implant company. These expenditures have included the investment in surgical instrumentation, machine tools to increase manufacturing capacity, computer hardware and software, and equipment required to support a growing organization. Over the last two years, Encore has acquired machine tools primarily through capital leases. Encore has made significant investments in surgical instrumentation as such instrumentation is necessary to implant Encore reconstructive products. Also, the size of the sales force and the increases in the product lines have necessitated increases in the need for additional surgical instruments. In the United States, these instruments are capitalized and depreciated. They are loaned to the sales force without charge to aid in sales. Internationally, these instruments are sold to the distributors at cost. The amounts of surgical instruments capitalized in 1996, 1997 and 1998 were $1,433,000, $1,180,000 and $1,590,000 respectively.
Other capital expenditures during those periods were $931,000, $978,000 and $1,321,000, respectively.

As a growing organization, Encore has devoted significant capital resources to expanding and improving its management information systems through additions of hardware and software. The expenditures for these computer improvements were approximately $370,000 in 1998, $454,000 in 1997 and $44,000 in 1996.

LIQUIDITY

Over the past three years, Encore's working capital requirements have increased. The increases have been in the areas of inventory and accounts receivable as sales and product base have expanded. During 1998, Encore renegotiated its revolving credit facility from $10 million to $15 million with an eligible borrowing base as of December 31, 1998 of approximately $10 million. As of December 31, 1998 the Company had drawn approximately $5 million. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it. Encore's bank accounts sweep, on a daily basis, funds to either reduce or increase the loan balance, as needed, and invests any excess funds if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the cash balance at Wells Fargo remains at zero as long as Encore is a net borrower. This sweep feature has the effect of minimizing interest cost, and automatically investing any excess funds.

The Company's continued strong growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of December 31, 1998 the Company had net working capital of approximately $18.0 million as compared to approximately $14.7 million at December 31, 1997. This increase was primarily due to the increases in inventory and accounts receivable offset by the increase in the current portion of a payment to a related party.

During the third quarter of 1998, the Company began actively purchasing its equity securities, both common stock and $5 Warrants, in connection with the buyback program it announced at the beginning of 1998. This program was initiated because Company management and the Board of Directors felt that the Company's equity was undervalued. Through December 31, 1998, the Company has repurchased 310,800 shares of common stock and 231,800 $5 Warrants. This program is ongoing.

During December 1998, the Company conducted a tender offer for all of its outstanding $7 Warrants and rights to acquire $7 Warrants. As a result of the tender offer, 638,940 warrants and 339,443 rights were tendered and repurchased by the Company.

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

The Company has identified the mission critical systems and has determined the critical manufacturing and non-manufacturing systems are already Y2K capable, or replacements, changes, upgrades or workarounds have been identified. The Company expects to complete compliance tests of all vital systems in the third quarter of 1999.

The Company's products are not affected by the Year 2000 issue.

The Company is in contact with suppliers, customers and financial institutions to assure no interruption in the relationship between the Company and these third parties concerning Y2K compliance issues. Highest priority is being placed on working with suppliers that are critical to the business. The Company has made inquiries to all third parties and has received a modest response to initial inquiries. Follow-up activities will focus on critical suppliers and the actions being taken to fix Year 2000 problems. Contingency plans are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming Year 2000 capable in a timely manner. These plans generally emphasize the identification of alternative suppliers that are Y2K compliant.

The Company believes that its most likely worst case Year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems. It is clear that the Company has the least ability to assess and remediate the Year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and critical suppliers of materials.

The Company is not in a position to identify or to avoid all possible scenarios: however, the Company is currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. This contingency planning will continue through 1999 as the Company learns more about the preparations and vulnerabilities of third parties regarding Year 2000 issues. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios were to occur.

The Company currently expects that the total cost of Year 2000 programs will not exceed $300,000. Approximately $100,000 has been spent to date. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred on account of an infrastructure or supplier failure. The Company has adequate general corporate funds with which to pay for the programs' expected costs. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress. The Company is expensing all costs, other than capital equipment purchases, related to the assessment and remediation of the Y2K issue as incurred. All costs are being funded through operating cash flows and are not expected to be material to the Company's consolidated financial condition or results of operations.

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

ITEM 7A. MARKET RISK DISCLOSURE

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                          Page
                                                                                                          ----
   Report of Independent Accountants                                                                        16
   Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998                                17
   Consolidated Statements of Income for the Years Ended December 31, 1996, 1997 and 1998                   18
   Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
       December 31, 1996, 1997 and 1998                                                                     19
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998               20
   Consolidated Notes to Financial Statements for the Years Ended December 31, 1996, 1997 and 1998          21

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Stockholders of Encore Medical Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Encore Medical Corporation and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP


Austin, Texas
February 18, 1999

ENCORE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  DECEMBER 31,
                                                                               1998          1997
                                                                             --------      --------
ASSETS
Current assets:
    Cash and cash equivalents                                                $      1      $      9
    Accounts receivable, net of allowance for doubtful
      accounts of $145 and $109, respectively                                   6,297         5,063
    Inventories                                                                16,176        13,359
    Prepaid expenses and other current assets                                     609           704
                                                                             --------      --------
        Total current assets                                                   23,083        19,135

Property and equipment, net                                                     6,147         5,099
Other non-current assets                                                        1,326         1,487
                                                                             --------      --------
        Total assets                                                         $ 30,556      $ 25,721
                                                                             ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                        $    465      $    312
    Current portion of payable to a related party                                 800           300
    Accounts payable and accrued expenses                                       3,864         3,841
                                                                             --------      --------
        Total current liabilities                                               5,129         4,453

Long-term debt, net of current portion                                          5,603         2,444
Payable to a related party, net of current portion                               --             800
                                                                             --------      --------
      Total liabilities                                                        10,732         7,697
                                                                             ========      ========

Stockholders' equity:
    Common stock, $0.001 par value, 35,000,000 shares
      authorized, respectively; 9,248,000 and 9,047,000
      shares issued, respectively                                                   9             9
    Additional paid-in capital                                                 19,267        18,546
    Deferred compensation                                                        (310)         (418)
    Retained earnings (accumulated deficit)                                     1,656          (113)
    Less cost of repurchased stock, warrants and rights (110,000 shares)         (798)         --
                                                                             --------      --------
        Total stockholders' equity                                             19,824        18,024
                                                                             ========      ========
        Total liabilities and stockholders' equity                           $ 30,556      $ 25,721
                                                                             ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

ENCORE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                          1998          1997          1996
                                                        --------      --------      --------
Sales                                                   $ 28,990      $ 24,440      $ 14,454
Sales to related distributors                               --            --           3,167
                                                        --------      --------      --------
      Total sales                                         28,990        24,440        17,621
                                                        ========      ========      ========

Cost of sales                                              9,582         7,936         4,588
Cost of sales to related distributors                       --            --           1,470
                                                        --------      --------      --------
      Total cost of sales                                  9,582         7,936         6,058
                                                        ========      ========      ========
        Gross margin                                      19,408        16,504        11,563

Operating expenses:
   Selling, general and administrative                    14,540        12,360         8,175
   Research and development                                1,667         1,644         1,259
                                                        --------      --------      --------
      Income from operations                               3,201         2,500         2,129

Other income (expense):
  Interest income                                           --              77            49
  Interest expense                                          (454)         (655)         (954)
  Other expense                                             --             (73)          (47)
                                                        --------      --------      --------
Income before extraordinary item and income taxes          2,747         1,849         1,177
Provision (benefit) for income taxes                         970            (8)          144
                                                        --------      --------      --------
Income before extraordinary item                           1,777         1,857         1,033
Extinguishment of debt (net of tax benefit of $308)         --            (598)         --
                                                        --------      --------      --------
      Net income                                        $  1,777      $  1,259      $  1,033
                                                        ========      ========      ========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
Basic earnings per share-
  Income (loss) before extraordinary item applicable
    to common stock                                     $    .20      $    .23      $   (.04)
  Extinguishment of debt                                     --           (.07)         --
                                                        --------      --------      --------
  Basic earnings per share                              $    .20      $    .16      $   (.04)
                                                        ========      ========      ========
  Shares used in computing basic earnings per share        9,088         8,033         5,463
                                                        ========      ========      ========
Diluted earnings per share-
  Income (loss) before extraordinary item applicable
    to common stock                                     $    .17      $    .18      $   (.04)
  Extinguishment of debt                                     --           (.06)         --
                                                        --------      --------      --------
Diluted earnings per share                              $    .17      $    .12      $   (.04)
                                                        ========      ========      ========
  Shares used in computing basic earnings per share       10,611        10,253         5,463
                                                        ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

ENCORE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)


                                                                       ADDITIONAL
                                  PREFERRED STOCK     COMMON STOCK     PAID-IN
                                 SHARES     AMOUNT   SHARES   AMOUNT   CAPITAL
                                 ------     ------   ------   ------   ----------
BALANCE AT DECEMBER 31, 1995        369    $1,660     5,267   $    6   $  5,453
Issuance of preferred stock         283     1,275      --       --         --
Issuance of common stock           --        --         281     --          412
Change in redemption amount
    of put warrants                --        --        --       --         --
Stock dividends of pooled
    company                        --        --          79     --          443
Adjustment to conform year
    end of pooled company          --        --        --       --         --
Deferred compensation              --        --        --       --          160
Amortization of deferred
    compensation                   --        --        --       --         --
Other                              --        --        --       --         --
Net income                         --        --        --       --         --
                                  -----    ------     -----   ------   --------
BALANCE AT DECEMBER 31, 1996        652     2,935     5,627        6      6,468
                                  -----    ------     -----   ------   --------

Issuance of common stock           --        --         803        1        353
Deferred compensation              --        --        --       --          352
Amortization of deferred
    compensation                   --        --        --       --         --
Cancellation of put
    feature of warrants            --        --        --       --          996
Merger with HCAC                   (652)   (2,935)    2,617        2     10,342
Other                              --        --        --       --           35
Net income                         --        --        --       --         --
                                  -----    ------     -----   ------   --------
BALANCE AT DECEMBER 31, 1997       --        --       9,047        9     18,546
                                  -----    ------     -----   ------   --------

Issuance of common stock           --        --         201     --          342
Deferred compensation              --        --        --       --           24
Amortization of deferred
    compensation                   --        --        --       --         --

Purchase of treasury stock         --        --        --       --         --
Issuance of treasury stock         --        --        --       --          283
Tax benefit associated with
    stock option disqualifying
    dispositions                   --        --        --       --           72

Net income                         --        --        --       --         --
                                  -----    ------     -----   ------   --------
BALANCE AT DECEMBER 31, 1998       --      $ --       9,248   $    9   $ 19,267
                                  =====    ======     =====   ======   ========

                                               RETAINED                           TOTAL
                                               EARNINGS/                          STOCK-
                                   DEFERRED  (ACCUMULATED       TREASURY STOCK    HOLDERS'
                                     COMP.      DEFICIT)      SHARES      AMOUNT  EQUITY
                                  ----------    --------      ------      ------  -------
BALANCE AT DECEMBER 31, 1995      $       (9)   $ (1,940)      --           --     $5,170
Issuance of preferred stock             --          --         --           --      1,275
Issuance of common stock                --          --         --           --        412
Change in redemption amount
    of put warrants                     --        (1,266)      --           --     (1,266)
Stock dividends of pooled
    company                             --          (443)      --           --       --
Adjustment to conform year
    end of pooled company               --           (24)      --           --        (24)
Deferred compensation                   (160)       --         --           --       --
Amortization of deferred
    compensation                          16        --         --           --         16
Other                                   --           (27)      --           --        (27)
Net income                              --         1,033       --           --      1,033
                                  ----------    --------      -----       -----   -------
BALANCE AT DECEMBER 31, 1996            (153)     (2,667)      --           --      6,589
                                  ----------    --------      -----       -----   -------

Issuance of common stock                --          --                                354
Deferred compensation                   (352)       --         --           --       --
Amortization of deferred
    compensation                          87        --         --           --         87
Cancellation of put
    feature of warrants                 --         1,301       --           --      2,297
Merger with HCAC                        --          --         --                   7,409
Other                                   --            (6)      --           --         29
Net income                              --         1,259       --           --      1,259
                                  ----------    --------      -----       -----   -------
BALANCE AT DECEMBER 31, 1997            (418)       (113)      --           --     18,024
                                  ----------    --------      -----       -----   -------

Issuance of common stock                --          --         --           --        342
Deferred compensation                    (24)       --         --           --       --
Amortization of deferred
compensation                             132        --         --           --        132

Purchase of treasury stock              --          --         (366)      (1,545)  (1,545)
Issuance of treasury stock              --            (8)       256          747    1,022
Tax benefit associated with
    stock option disqualifying
    dispositions                        --          --         --           --         72

Net income                              --         1,777       --           --      1,777
                                  ----------    --------      -----       -----   -------
BALANCE AT DECEMBER 31, 1998      $     (310)   $  1,656       (110)      $(798)  $19,824
                                  ==========    ========      =====       =====   =======

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                              FOR THE YEAR ENDED
                                                                                  DECEMBER 31,
                                                                        1998          1997          1996
                                                                      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  1,777      $  1,259      $  1,033
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                      1,945         1,451         1,091
      Loss on disposal of fixed assets                                       6           588          --
      Deferred tax benefit                                                --            (524)         --
      Amortization of debt discount                                       --              65           138
      Other                                                               --              13           (28)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                   (1,234)         (596)       (2,051)
      Increase in inventories                                           (2,817)       (3,447)       (4,187)
      (Increase) decrease in prepaid expenses and other assets             142           (43)         (629)
      Increase (decrease) in accounts payable and
        accrued expenses                                                    23         1,295           287
                                                                      --------      --------      --------
           Net cash provided by (used in) operating activities            (158)           61        (4,346)
                                                                      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                     (2,765)       (2,007)       (1,960)
Proceeds from sale of assets                                                12          --            --
                                                                      --------      --------      --------
           Net cash used in investing activities                        (2,753)       (2,007)       (1,960)
                                                                      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits associated with stock options                                  72          --            --
Proceeds from issuance of preferred stock                                 --            --           1,275
Proceeds from issuance of common stock                                     342         7,971           412
Payments to acquire treasury stock                                      (1,545)         --            --
Proceeds from issuance of treasury stock                                 1,022          --            --
Payments for merger expenses                                              --            (462)         --
Payment on payable to a related party                                     (300)         (300)         (200)
Proceeds from debt                                                       3,699         1,798         4,300
Payments on debt                                                          (387)       (7,524)         (130)
Payment of debt issuance costs                                            --            --             (48)
Net change in cash due to conforming fiscal year-end
    of pooled company                                                     --            --             (31)
                                                                      --------      --------      --------
           Net cash provided by financing activities                     2,903         1,483         5,578
                                                                      --------      --------      --------
           Net increase (decrease) in cash and cash
             equivalents                                                    (8)         (463)         (728)
           Cash and cash equivalents at beginning of year                    9           472         1,200
                                                                      --------      --------      --------
           Cash and cash equivalents at end of year                   $      1      $      9      $    472
                                                                      --------      --------      --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                          $    454      $    590      $    816
    Income taxes                                                           625           327            13

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
Noncash equity transactions                                           $    184      $    459      $   --
Capital lease obligations related to equipment
    leases entered into during the year                                    560           447           349


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

For financial reporting and accounting purposes, the merger was accounted for as a recapitalization of Encore, with the issuance of shares by Encore for the assets of HCAC, these assets consisting primarily of cash. The capital accounts of Encore for all periods presented, including all share information presented in the notes to consolidated financial statements, have been reflected on an equivalent share basis to give effect to the exchange ratios discussed above. The accompanying consolidated statements of income include the results of operations of HCAC from the effective date of the merger (March 25, 1997) through the end of the period. HCAC did not have significant operations prior to the merger, therefore pro forma presentation of combined results of operations for periods presented is not considered meaningful and has been omitted.

In May 1996, Encore acquired the net assets of Applied Osteo Systems, Inc. ("AOS") in exchange for 1,160,315 shares of Encore's common stock. This acquisition has been accounted for as a pooling of interests and, accordingly, the accompanying financial statements have been restated for all periods to include the accounts of AOS. AOS had previously reported on a February 28 fiscal year end. As such, its accounts for the year ended February 29, 1996 were combined with the accounts of the Company for the year ended December 31, 1995. The duplication of the AOS results of operations for the two months ended February 29, 1996 has been reflected as an adjustment to the accumulated deficit. Sales and net income of AOS for this two-month period were approximately $256,000 and $24,000, respectively.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
Cash consists of deposits with financial institutions. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

INVENTORIES
Inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements and assets subject to capital lease are amortized using the straight-line method over the terms of the leases or lives of the assets, if shorter. Maintenance and repairs are expensed as incurred.

OTHER NON-CURRENT ASSETS
Other non-current assets consists primarily of the non-current portion of advanced commissions to sales representatives of $920,000 and the unamortized portion of purchased technology agreements of $338,000. The advanced commissions are offset against future sales commissions earned. Amortization expense related to purchased technology totaled $113,000, $52,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

COMMON STOCK PUT WARRANTS
The common stock put warrants were issued in 1995 and 1996 and are further described in Notes 5 and 6. Changes in the estimate of the redemption amount from the date of issuance have been recognized on a prospective basis as a charge to the accumulated deficit. These warrants were exercised in 1997.

REVENUE RECOGNITION
The Company's products are sold through a network of sales representatives and distributors. Revenues from sales made by representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure. Revenues from sales to distributors are recorded when the product is shipped to the distributor. The distributors, who sell the products to other customers, take title to the products and have no or limited rights of return.

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

EARNINGS PER SHARE
The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement establishes new standards for computing and presenting earnings per share ("EPS") and requires restatement of all prior-period EPS data.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable and payable, long-term debt and the common stock put warrants approximate fair values.

2.       INVENTORIES

Inventories consists of the following (in thousands):

                                                       DECEMBER 31,
                                                    1998         1997
                                                  --------     --------
Components and raw materials                      $  4,159     $  2,711
Work in process                                      1,537        1,549
Finished goods                                      10,480        9,099
                                                  --------     --------
                                                  $ 16,176     $ 13,359
                                                  ========     ========

3.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                       DECEMBER 31,
                                                    1998         1997
                                                  --------     --------
Equipment                                         $  4,001     $  3,379
Furniture and fixtures                               1,757        1,367
Leasehold improvements                                 572          452
Surgical instrumentation devices                     5,597        3,989
                                                  --------     --------
                                                    11,927        9,187
Less - accumulated depreciation and
       amortization                                 (5,780)      (4,088)
                                                  --------     --------
                                                  $  6,147     $  5,099
                                                  ========     ========

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 1998, 1997 and 1996 was $1,699,000, $1,276,000 and
$990,000, respectively.

4.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following (in thousands):

                                                       DECEMBER 31,
                                                    1998         1997
                                                  --------     --------
Accounts payable                                  $  1,197     $  1,212
Accrued wages and related expenses                     545          745
Accrued commissions                                  1,459        1,098
Accrued royalties                                      290          230
Accrued taxes                                          333          301
Other accrued liabilities                               40          255
                                                  --------     --------
                                                  $  3,864     $  3,841
                                                  ========     ========

5.      LONG-TERM DEBT AND LEASES

LONG-TERM DEBT
Long-term debt (including capital lease obligations and a payable to a related party) consists of the following (in thousands):

                                                       DECEMBER 31,
                                                    1998         1997
                                                  --------     --------
$15,000,000 revolving credit facility from a
  financial institution; interest at the lesser
  of the institution's base rate or LIBOR plus
  2% (7.44% at December 31, 1998), payable
  monthly; secured by all assets of Encore and
  guaranteed by the Company; commitment fee of
  0.25% of unused balance; payable monthly; due
  May 2000; available borrowings at December 31,
  1998 of $9,872,000, calculated as the credit
  limit less total borrowings and letters of
  credit of $245,000                                4,883       1,798

Non-interest bearing, unsecured payable to a
  related party, principal payable through
  March 1999 or due in full upon certain other
  corporate transactions                              800       1,100

Capital lease obligations, secured by related
  equipment                                         1,130         958
Other long-term debt                                   55         --
                                                   ------      ------
                                                    6,868       3,856
Less - current portion                              1,265         612
                                                   ------      ------
                                                   $5,603      $3,244
                                                   ======      ======

The debt agreement related to the revolving credit facility contains warranties and covenants and requires maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreement and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement.

In connection with negotiating certain notes payable to a corporation, Encore issued warrants in 1995 and 1996 to purchase 465,601 shares of Encore's common stock at $0.01 per share. The warrants were immediately exercisable and expired five years from the date of issuance. Encore valued the warrants at $821,000 and reflected such amount as a discount to the related debt. Such discount was amortized using the effective interest method over the term of the related debt and amounted to $138,000 for the year ended December 31, 1996. Encore also capitalized approximately $476,000 of financing costs incurred to obtain the debt. Such amount was amortized using the straight-line method over the term of the related debt and amounted to $85,000 for the year ended December 31, 1996. In 1997, Encore repaid these notes payable to a corporation. The remaining debt discount and capitalized financing costs were written off in conjunction with this early extinguishment of debt resulting in an extraordinary charge of $598,000, net of the related tax benefit of $308,000.

At December 31, 1998, the aggregate amount of annual principal maturities of long-term debt (excluding capital lease obligations) is as follows (in thousands):

        YEAR ENDED DECEMBER 31,
             1999                                       $  800
             2000                                        4,883
             2001                                         --
             2002                                           24
             2003                                           31
                                                        ------
                                                        $5,738
                                                        ======

LEASES
The Company leases building space, manufacturing facilities and equipment under non-cancelable lease agreements which expire at various dates. At December 31, 1998, future minimum lease payments are as follows (in thousands):

                                                          CAPITAL     OPERATING
                                                          LEASES       LEASES
                                                          -------     ---------
    YEAR ENDING DECEMBER 31,
             1999                                         $   556      $   497
             2000                                             401          497
             2001                                             174          497
             2002                                             118          560
             2003                                              26          560
             2004 and thereafter                              --           --
                                                          -------      -------
    Total minimum lease payments                            1,275      $ 2,611
                                                                       =======
    Less - amounts representing interest                      145
                                                          -------
    Net minimum lease payments                              1,130
    Less - current portion of obligations under
           capital leases                                     465
                                                          -------
                                                          $   665
                                                          =======


Rental expense under operating leases totaled $616,000, $471,000 and $259,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Leased equipment and furniture and fixtures under capital leases, included in property and equipment in the accompanying financial statements, is as follows (in thousands):

                                                       DECEMBER 31,
                                                    1998         1997
                                                  --------     --------
Equipment                                         $  1,409     $    978
Furniture and fixtures                                 556          421
Less - accumulated amortization                       (633)        (342)
                                                  --------     --------
                                                  $  1,332     $  1,057
                                                  ========     ========

6.      CAPITAL STOCK

PREFERRED STOCK
Preferred stock may be issued at the discretion of the Board of Directors (the "Board") of the Company with such designation, rights and preferences as the Board may determine from time to time. The preferred stock may have dividend, liquidation, conversion, voting or other rights which may be more expansive than the rights of the holders of the common stock. At December 31, 1998, the Company has 1,000,000 shares of authorized preferred stock, none of which has been issued.

TREASURY STOCK
The Company began acquiring shares of its common stock and $5 warrants in connection with a stock repurchase program announced in January 1998. That program authorizes the Company to purchase up to one million common shares or $5 warrants from time to time on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. The Company purchased 310,800 shares of common stock in 1998 at an aggregate cost of $937,000. The Company purchased 231,800 shares of $5 warrants in 1998 at an aggregate cost of $170,000. The purpose of the stock and warrant repurchase program is to help the Company achieve its long-term goal of enhancing stockholder value. In connection with a tender offer conducted in December 1998, the Company purchased 978,383 of the total 1,673,948 total $7 warrants and rights to acquire $7 warrants for a total consideration of $239,080.

STOCK OPTION PLANS
The Company has six stock option plans. All options granted under the plans are exercisable for common stock in the Company as described below. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants under the stock option plans, except for grants made to individuals other than employees for services provided to the Company. The Company has recorded deferred compensation for the fair value of grants made to individuals other than employees and is amortizing such amount to income over the vesting period for the options.

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                        FOR THE YEAR ENDED
                                                                            DECEMBER 31,
                                                                 1998           1997          1996
                                                               ---------     ---------      ---------
Net income                              As reported            $   1,777     $   1,259      $   1,033
                                        Pro forma                  1,713           908            647

Net income (loss)
    applicable to common stock          As reported                1,777         1,259           (236)
                                        Pro forma                  1,713           908           (622)

Net income (loss)
    applicable to common stock
    per share
      Basic:                            As reported                 0.20          0.16          (0.04)
                                        Pro forma                   0.19          0.11          (0.11)

      Diluted:                          As reported                 0.17          0.12          (0.04)
                                        Pro forma                   0.16          0.09          (0.11)


The 1992 Stock Option Plan provides for the grant of both incentive and non-qualified stock options to directors, employees and certain other persons affiliated with Encore. The 1993 Distributor Stock Option Plan provides for the grant of stock options to those who are sales representatives and distributors of Encore's products, and the 1993

Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those who are serving as members of Encore's surgeon advisory panel. The 1996 Incentive Option Plan provides for the grant of a variety of equity related awards, including, but not limited to, incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, to key employees of the Company and its subsidiaries. The 1997 Distributor Advisory Panel Stock Option Plan provides for the grant of stock options to those who are sales representatives and distributors of the Company's and its subsidiaries' products. The 1997 Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those who are serving as members of the Company's or its subsidiaries' surgeon advisory panel. The stock options granted under each of these plans are granted at or in excess of fair market value on the date of grant, vest ratably over a predefined period, and generally expire no more than 10 years from the date of grant. At December 31, 1998, the Company had reserved a total of 5,516,185 shares of common stock for the plans.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                                    1998          1997           1996
                                                  ---------     ---------      --------
Employee options-
    Dividend yield                                     -- %          -- %          -- %
    Expected volatility                               55.0%         25.0%         30.0%
    Risk-free interest rate                           6.01%         6.01%          6.0%
    Expected life                                1-4 years       4 years       3 years

Other than employee options-
    Dividend yield                                     -- %          -- %          -- %
    Expected volatility                               55.0%         25.0%         30.0%
    Risk-free interest rate                           6.01%         6.01%          6.0%
    Expected life                                 3-4 years     3-4 years      4 years

A summary of the status of the Company's stock option plans is presented below:

                                                                              DECEMBER 31,
                                         ----------------------------------------------------------------------------------------
                                                    1998                          1997                            1996
                                         -------------------------      -------------------------       -------------------------
                                                         WEIGHTED-                      WEIGHTED-                       WEIGHTED-
                                                         AVERAGE                        AVERAGE                         AVERAGE
                                                         EXERCISE                       EXERCISE                        EXERCISE
                                          SHARES          PRICE          SHARES          PRICE           SHARES          PRICE
                                         ---------      ----------      ---------      ----------       ---------      ----------
EMPLOYEE OPTIONS
Outstanding, beginning of year           2,858,808      $     1.83      2,538,138      $     1.46       2,170,890      $     1.22
Granted-
     At market                             669,000            3.55        414,441            4.72         468,353            2.07
     Above market                             --              --             --              --           167,771            3.08
Exercised                                 (184,574)           1.42        (93,771)           1.06        (185,395)           1.54
Canceled                                   (86,122)           4.59           --                           (83,481)           1.74
                                         ---------                      ---------                       ---------
Outstanding, end of year                 3,257,112            2.20      2,858,808            1.83       2,538,138            1.46
                                         =========                      =========                       =========

Options exercisable at year end          2,709,115                      2,774,366                       2,094,694            1.40
Weighted-average fair value of
     options granted during the year-
       At market                                        $     3.47                     $     1.21                      $      .59
       Above market                                           --                             --                               .43

OTHER THAN EMPLOYEE OPTIONS
Outstanding, beginning of year             896,010      $     4.10        732,865      $     1.86         538,889      $     2.19
Granted-
     At market                             282,500            4.07        324,583            4.32            --              --
     Above market                             --              --          110,000            5.00         380,679            4.62
Exercised                                  (18,767)           2.82       (155,073)           1.38         (75,514)           1.76
Canceled                                  (202,673)           4.76       (116,365)           4.66        (111,189)           3.11
                                         ---------                      ---------                       ---------
Outstanding, end of year                   957,070            4.10        896,010            4.10         732,865            3.35
                                         =========                      =========                       =========

Options exercisable at year end            544,115                        218,985                         279,624            1.86
Weighted-average fair value of
     options granted during the year-
       At market                                        $     3.75                     $      .84                     $     --
       Above market                                           --                             1.03                             .42

The following table summarizes information about stock options outstanding at December 31, 1998:

                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                  -----------------------------------  ---------------------
                               WEIGHTED-
                               AVERAGE
                               REMAINING    WEIGHTED-              WEIGHTED-
   RANGE OF                   CONTRACTUAL   AVERAGE                AVERAGE
EXERCISE PRICES    NUMBER        LIFE        PRICE      NUMBER      PRICE
---------------   ---------  ------------  ----------  ---------  ----------
                                (YEARS)

$0.56 to $1.73    1,847,246      4.07        $1.20     1,847,246    $1.20
$2.14 to $3.95    1,201,741      4.31         2.76       680,635     2.55
$4.01 to $4.99      710,000      5.16         4.62       461,250     4.72
$5.00 or more       455,195      6.35         5.53       264,099     5.48
                  ---------                            ---------
                  4,214,182                            3,253,230
                  =========                            =========

COMMON STOCK PUT WARRANTS
As described in Note 5, Encore issued warrants in 1995 and 1996 to purchase a total of 465,601 shares of Encore's common stock at $0.01 per share. The warrants could be put to Encore for cash for a period of 30 days prior to their expiration. The amount payable by Encore would be based on the per share fair market value of the common stock at the date the warrants were put to Encore.
In addition, Encore issued warrants in 1995 and 1996 to purchase a total of 98,110 shares of Encore's common stock at $0.01 per share for professional services rendered in connection with obtaining long-term financing. Encore valued these warrants at $175,000 and recorded such amount as a deferred debt issuance cost within other non-current assets. These warrants contained the same put feature described above. In determining net income applicable to common stock during 1995 and 1996, the annual change in the estimated redemption amount of the common stock put warrants was required to be subtracted from or added to net income. Changes in the estimate of the redemption amount of the common stock put warrants were based on independent professional appraisals and estimates made by management.

In connection with the merger with HCAC described in Note 1, the holders of these warrants agreed to cancel the put feature. Subsequent to the merger, all of these warrants were exercised in 1997 and no further adjustment to net income applicable to common stock was required..

HCAC $7 WARRANTS
As discussed in Note 1, HCAC $7 warrants were issued for each common and preferred share of Encore in connection with the merger. These warrants are convertible into one share of common stock for each warrant and expire on March 25, 2001. The Company conducted a tender offer for these $7 warrants and the rights to acquire the $7 warrants in December 1998. 978,383 of the 1,673,948 total $7 warrants and rights were tendered and purchased by the Company for a total consideration of $239,080.

OTHER HCAC TRANSACTIONS
HCAC issued 3,850,000 warrants (the "$5 warrants") in connection with a public offering in March 1996. These warrants have an exercise price of $5.00 per share and are convertible into one share of common stock for each warrant. These warrants expire on March 8, 2003, but are callable by the Company for $0.01 per warrant at such time as the common shares of the Company have traded at a price of $8.50 per share for 20 consecutive trading days. As of December 31, 1998, 231,800 of these $5 warrants had been repurchased by the Company.

Additionally, in connection with the public offering, HCAC issued 150,000 options to the underwriters of the offering. These options allow the holder to receive one share of common stock and two $5 warrants for each option. These options have an exercise price of $6.60. The options and the $5 warrants connected with the options expire on March 8, 2001.

7.      SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprice and Related Information," which the Company adopted in the first quarter of 1998. The statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

While the Company sells its products to many different markets, its management has chosen to organize the Company by geographic areas, and as a result has determined that it has one reportable segment. All selling and administrative expenses, interest income, interest expense, depreciation and amortization is recorded in the United States. In addition, all identifiable assets are located in the United States.

During the three years ended December 31, 1998, the Company's international sales were primarily to three foreign distributors, two of which have individually accounted for more than 32% of total Company sales during such periods. Following are the Company's international sales by geographic area (in thousands) and the percentage of total Company sales generated by two of the distributors:

                                             FOR THE YEAR ENDED
                                                DECEMBER 31,
                                     1998             1997          1996
                                   --------         --------      --------
Net Sales:
United States                      $ 17,557         $ 13,856      $  8,911
Europe                                9,660            8,747         7,635
Asia                                  1,773            1,837         1,075
                                   --------         --------      --------
                                   $ 28,990         $ 24,440      $ 17,621
                                   ========         ========      ========

Customer A                               21%              26%           29%
Customer B                               12%    less than 10%           14%

Accounts receivable of approximately $2,284,000 from Customers A and B represented 36% of the Company's accounts receivable at December 31, 1998.

8.      INCOME TAXES

The income tax provision (benefit) consists of the following (in thousands):

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                1998          1997          1996
                                              --------      --------      --------
      Continuing operations:
        Current income taxes:
          Federal                             $    724      $    514      $    131
          State                                     82             2            13
                                              --------      --------      --------
                                                   806           516           144
                                              --------      --------      --------
        Deferred income taxes:
          Federal                                  173          (521)         --
          State                                     (9)           (3)         --
                                              --------      --------      --------
                                                   164            (8)         --
                                              --------      --------      --------
      Extinguishment of debt:
        Current                                   --            (308)         --
                                              --------      --------      --------
                                                  --            (308)         --
                                              --------      --------      --------
                                              $    970      $   (316)     $    144
                                              ========      ========      ========

The difference in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                          1998          1997          1996
                                                        --------      --------      --------
Tax at statutory rate                                   $    934      $    321      $    400
Add (deduct) the effect of --
    FSC benefit                                              (58)          (68)          (37)
    State income taxes                                        48            (1)            8
    Change in valuation allowance                           --            (537)         (127)
    Nondeductible expenses and other, net                     85            21            12
    Utilization of net operating loss carryforwards         --            --            (115)
    Alternative minimum taxes                               --            --               3
    Utilization of R&D credit                                (39)          (52)         --
                                                        --------      --------      --------
                                                        $    970      $   (316)     $    144
                                                        ========      ========      ========

The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                             DECEMBER 31,
                                                         1998          1997
                                                       --------      --------
Deferred tax assets:
   Net operating loss carryforwards                    $   --        $     17
   Research and development credit carryforwards           --             199
   Minimum tax credit carryforward                          143           192
   Inventory and other reserves                             427           367
   Accrued bonuses and salaries                             170          --
   Other                                                     23            64
                                                       --------      --------
        Deferred tax assets                                 763           839

Deferred tax liability:
   Depreciation                                            (403)         (315)
                                                       --------      --------
        Net deferred tax asset                         $    360      $    524
                                                       ========      ========


Prior to 1997, the Company placed a valuation allowance against its otherwise recognizable net deferred tax assets due to uncertainties regarding the realization of these assets. During 1997, management determined that it was more likely than not that the benefits of such deferred tax assets would be realized and, therefore, eliminated the valuation allowance of $537,000.

9.      EARNINGS PER SHARE

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

Following is a reconciliation of the basic and diluted per share computations (dollars in thousands, except for per share amounts):

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                     1998             1997             1996
                                                                 ------------     ------------     ------------
Income (loss) from continuing operations                         $      1,777     $      1,857     $      1,033
Less:  Preferred stock dividends
                                                                         --               --                 (3)
       Change in redemption amount of put warrants                       --               --             (1,266)
                                                                 ------------     ------------     ------------
Income (loss) applicable to common
stockholders (basic)                                                    1,777            1,857             (236)
                                                                 ============     ============     ============
Effect of dilutive securities:
        Convertible preferred stock                                      --               --               --
        Put warrants                                                     --               --               --
                                                                 ------------     ------------     ------------
Income (loss) applicable to common
stockholders (diluted)                                           $      1,777     $      1,857     $       (236)
                                                                 ------------     ------------     ------------
Shares used in computing basic earnings per share                   9,088,294        8,032,887        5,463,156
Stock options                                                       1,522,396        1,821,436             --
Put warrants                                                             --            248,250             --
Convertible preferred stock                                              --            149,991             --
                                                                 ------------     ------------     ------------
Shares used in computing diluted earnings per share                10,610,690       10,252,564        5,463,156
                                                                 ============     ============     ============

Earnings (loss) per share
   Basic                                                         $       0.20     $       0.23     $      (0.04)
                                                                 ============     ============     ============
   Diluted                                                       $       0.17     $       0.18     $      (0.04)
                                                                 ============     ============     ============


Due to the Company's loss applicable to common stock in 1996, a calculation of EPS assuming dilution is not required.

Options and warrants to purchase 1,605,198 and 4,631,965 shares of common stock, respectively, were outstanding at December 31, 1998 but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares.

10.     RELATED PARTY TRANSACTIONS

Certain of the Company's international sales are made to two distributors which are owned in part by an individual and two companies controlled by some of the same individuals who have an aggregate ownership interest in the Company of approximately 10%. In addition, prior to 1997, this individual was a member of the Board of Directors of the Company. As a result, sales and cost of sales to these related distributors are separately reflected in the accompanying financial statements for 1996.

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

11.     COMMITMENTS AND CONTINGENCIES

As of December 31, 1998, the Company had entered into purchase commitments for inventory, capital acquisitions and other services totaling $1,193,000 in the ordinary course of business.

The Company is, from time to time, subject to claims and suits for damages arising in the normal course of business. The Company maintains insurance which management believes would cover most claims.

12.     EMPLOYEE BENEFIT PLANS

The Company has a qualified defined contribution plan which allows for voluntary pre-tax contributions by the employees. The Company pays all general and administrative expenses of the plan and may make contributions to the plan. The Company made matching contributions of $276,000, $221,000 and $158,000 to the plan in 1998, 1997 and 1996, respectively, based on 100%, 100% and 100%, respectively, of the first 6% of employee contributions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on the Form 8-K's filed as of May 1, 1997, the Company dismissed its principal accountant, Richard A. Eisner & Company, L.L.P., and engaged Price Waterhouse, LLP. Price Waterhouse, LLP had been the principal accountant for Encore Orthopedics, Inc. since April 1, 1992. There was no adverse opinion or a disclaimer of opinion, nor was the opinion qualified or modified as to uncertainty, audit scope or accounting principle in the principal accountant's report on the financial statements for the company for either of the past two years. The decision to change accountants was approved by the Board of Directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Company's two most recent fiscal years.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

(b)      REPORTS ON FORM 8-K

         None

(c)      EXHIBITS:

Exhibit
   No.     Description
-------    -----------

2 Agreement and Plan of Merger dated as of November 12, 1996, by and among Healthcare Acquisition Corp. ("HCAC"), Healthcare Acquisition, Inc. and Encore Orthopedics, Inc., as amended by an Amendment dated February 14, 1997.(3)

3.1        Certificate of Incorporation of Healthcare Acquisition Corp.(1)

3.2        Amendment to the Certificate of Incorporation of HCAC.(3)

3.3        Bylaws of HCAC.(1)

4.1        Form of HCAC Common Stock Certificate. (2)

4.2        Form of Certificate for HCAC $5.00 Warrant. (2)

4.3 Form of Unit Purchase Option granted to GKN Securities Corp. and Gaines, Berland Inc. (2)

4.4 Warrant Agreement between Continental Stock Transfer and Trust Company and HCAC with respect to the HCAC $5.00 Warrants. (1)

4.5        Form of Encore Medical Corporation $7.00 Warrant. (3)

4.6 Warrant Agreement, by and between Encore Medical Corporation and Continental Stock Transfer and Trust Company with respect to the HCAC $7.00 Warrants. (3)

4.7        Form of Encore Medical Corporation Common Stock Certificates (5)

10.1 Investment Management Trust Agreement between IBJ Schroder Bank & Trust Company and HCAC. (1).

10.2 Stock Escrow Agreement between Continental Stock Transfer and Trust Company and HCAC. (1)

10.3 Letter Agreement between GKN Securities Corp. and each of the initial stockholders of HCAC. (1)

10.4       Encore Medical Corporation 1996 Incentive Stock Plan (3)

10.5 Employment Agreement between Encore and Nick Cindrich, dated August 26, 1994. (5)

10.6 Severance Agreement between Encore and Nick Cindrich, dated September 27, 1995, as amended on March 18, 1997. (5)

10.7 Employment Agreement between Encore and Craig L. Smith, dated August 26, 1994. (5)

10.8 Severance Agreement between Encore and Craig L. Smith, dated September 19, 1995, as amended on March 18, 1997. (5)

10.9       [intentional omitted]

10.10      [intentional omitted]

10.11 Employment Agreement between Encore and Ken Ludwig, Jr., dated August 26, 1994. (5)

10.12 Severance Agreement between Encore and Ken Ludwig, Jr., dated September 19, 1995, as amended on March 18, 1997. (5)

10.13 Employment Agreement between Encore and August Faske, dated August 26, 1994. (5)

10.14 Severance Agreement between Encore and August Faske, dated September 20, 1995, as amended on March 18, 1997. (5)

10.15 Employment Agreement between Encore and Harry L. Zimmerman, dated August 26, 1994. (5)

10.16 Severance Agreement between Encore and Harry L. Zimmerman, dated September 19, 1995, as amended on March 18, 1997. (5)

10.17 Employment Agreement between Encore and J.D. Webb, Jr., dated August 26, 1994. (5)

10.18 Severance Agreement between Encore and J.D. Webb, Jr., dated September 19, 1995, as amended on March 18, 1997. (5)

10.19      Employment Agreement between Encore and Greg Kaseeska, dated March
           1, 1998.

10.20      Severance Agreement between Encore and Greg Kaseeska, dated March 1,
           1998.

10.21 Employment Agreement between Encore and Kathy Weiderkehr, dated April 1, 1997.

10.22 Severance Agreement between Encore and Kathy Weiderkehr, dated April 1, 1997.

10.23 Employment Agreement between Encore and Robert Buckley, dated December 1, 1998.

10.24 Severance Agreement between Encore and Robert Buckley dated December 1, 1998.

10.25 Employment Agreement between Encore and Jean-Paul Burtin, dated December 1, 1998.

10.26 Severance Agreement between Encore and Jean-Paul Burtin, dated December 1, 1998.

10.27 Second Amendment to Severance Agreement between Encore and Nick Cindrich dated December 31, 1998.

10.28 Second Amendment to Severance Agreement between Encore and Craig Smith dated December 31, 1998.

10.29 Second Amendment to Severance Agreement between Encore and August Faske dated December 31, 1998.

10.30 Second Amendment to Severance Agreement between Encore and Harry L. Zimmerman dated December 31, 1998.

10.31 Second Amendment to Severance Agreement between Encore and Kenneth Ludwig, Jr. dated December 31, 1998.

10.32 Second Amendment to Severance Agreement between Encore and J.D. Webb, Jr. dated December 31, 1998.

10.33 Amendment to Severance Agreement between Encore and Greg Kaseeska dated December 31, 1998.

10.34 Amendment to Severance Agreement between Encore and Kathy Weiderkehr dated December 31, 1998.

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

(1) Filed as an exhibit to Amendment No. 1 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on July 14, 1995

(2) Filed as an exhibit to Amendment No. 2 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on February 20, 1996

(3) Filed as an exhibit to HCAC's Registration Statement on Form S-4 (333-22053) filed with the SEC on February 19, 1997.

(4)        Filed as an exhibit to Company Form 8-K filed with the SEC on May
           30, 1997.

(5)        Filed as an exhibit to Company Form 10-K filed with the SEC on March
           30, 1998.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ENCORE MEDICAL CORPORATION


   3/22/99                           By: /s/ NICK CINDRICH
-----------------                       --------------------------------------
Date                                     Nick Cindrich, Chairman of the Board
                                         and Chief Executive Officer


   3/22/99                           By: /s/ AUGUST FASKE
-----------------                       --------------------------------------
Date                                     August Faske, Chief Financial Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   3/19/99                           By: /s/ JAY M. HAFT
-----------------                       --------------------------------------
Date                                     Jay M. Haft, Director

   3/22/99                           By: /s/ JOEL KANTER
-----------------                       --------------------------------------
Date                                     Joel Kanter, Director

   3/22/99                           By: /s/ LAMAR LASTER
-----------------                       --------------------------------------
Date                                     LaMar Laster, Director

   3/22/99                           By: /s/ DENNIS ENRIGHT
-----------------                       --------------------------------------
Date                                     Dennis Enright, Director

   3/22/99                           By: /s/ CRAIG L. SMITH
-----------------                       --------------------------------------
Date                                     Craig L. Smith, Director

   3/18/99                           By: /s/ JOHN ABELES
-----------------                       --------------------------------------
Date                                     John Abeles, Director

   3/22/99                           By: /s/ KENNETH DAVIDSON
-----------------                       --------------------------------------
Date                                     Kenneth Davidson, Director

   3/22/99                           Bu: /s/ RICHARD MARTIN
-----------------                       --------------------------------------
Date                                     Richard Martin, Director

                               INDEX TO EXHIBITS

Exhibit
   No.     Description
-------    -----------
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

3.3        Bylaws of HCAC.(1)

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

4.7        Form of Encore Medical Corporation Common Stock Certificates (5)

10.1       Investment Management Trust Agreement between IBJ Schroder Bank &
           Trust Company and HCAC. (1).

10.2       Stock Escrow Agreement between Continental Stock Transfer and Trust
           Company and HCAC. (1)

10.3 Letter Agreement between GKN Securities Corp. and each of the initial stockholders of HCAC. (1)

10.4       Encore Medical Corporation 1996 Incentive Stock Plan (3)

10.5       Employment Agreement between Encore and Nick Cindrich, dated August
           26, 1994. (5)

10.6       Severance Agreement between Encore and Nick Cindrich, dated
           September 27, 1995, as amended on March 18, 1997. (5)

10.7       Employment Agreement between Encore and Craig L. Smith, dated August
           26, 1994. (5)

10.8       Severance Agreement between Encore and Craig L. Smith, dated
           September 19, 1995, as amended on March 18, 1997. (5)

10.9       [intentional omitted]

10.10      [intentional omitted]

10.11      Employment Agreement between Encore and Ken Ludwig, Jr., dated
           August 26, 1994. (5)

10.12      Severance Agreement between Encore and Ken Ludwig, Jr., dated
           September 19, 1995, as amended on March 18, 1997. (5)

10.13      Employment Agreement between Encore and August Faske, dated August
           26, 1994. (5)

10.14      Severance Agreement between Encore and August Faske, dated September
           20, 1995, as amended on March 18, 1997. (5)

10.15      Employment Agreement between Encore and Harry L. Zimmerman, dated
           August 26, 1994. (5)

10.16      Severance Agreement between Encore and Harry L. Zimmerman, dated
           September 19, 1995, as amended on March 18, 1997. (5)

10.17      Employment Agreement between Encore and J.D. Webb, Jr., dated August
           26, 1994. (5)

10.18      Severance Agreement between Encore and J.D. Webb, Jr., dated
           September 19, 1995, as amended on March 18, 1997. (5)

10.19      Employment Agreement between Encore and Greg Kaseeska, dated March
           1, 1998.

10.20      Severance Agreement between Encore and Greg Kaseeska, dated March 1,
           1998.

10.21      Employment Agreement between Encore and Kathy Weiderkehr, dated
           April 1, 1997.

10.22      Severance Agreement between Encore and Kathy Weiderkehr, dated April
           1, 1997.

10.23      Employment Agreement between Encore and Robert Buckley, dated
           December 1, 1998.

10.24      Severance Agreement between Encore and Robert Buckley dated December
           1, 1998.

10.25      Employment Agreement between Encore and Jean-Paul Burtin, dated
           December 1, 1998.

10.26      Severance Agreement between Encore and Jean-Paul Burtin, dated
           December 1, 1998.

10.27      Second Amendment to Severance Agreement between Encore and Nick
           Cindrich dated December 31, 1998.

10.28      Second Amendment to Severance Agreement between Encore and Craig
           Smith dated December 31, 1998.

10.29      Second Amendment to Severance Agreement between Encore and August
           Faske dated December 31, 1998.

10.30      Second Amendment to Severance Agreement between Encore and Harry L.
           Zimmerman dated December 31, 1998.

10.31      Second Amendment to Severance Agreement between Encore and Kenneth
           Ludwig, Jr. dated December 31, 1998.

10.32      Second Amendment to Severance Agreement between Encore and J.D.
           Webb, Jr. dated December 31, 1998.

10.33 Amendment to Severance Agreement between Encore and Greg Kaseeska dated December 31, 1998.

10.34 Amendment to Severance Agreement between Encore and Kathy Weiderkehr dated December 31, 1998.

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

(1) Filed as an exhibit to Amendment No. 1 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on July 14, 1995

(2) Filed as an exhibit to Amendment No. 2 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on February 20, 1996

(3) Filed as an exhibit to HCAC's Registration Statement on Form S-4 (333-22053) filed with the SEC on February 19, 1997.

(4)        Filed as an exhibit to Company Form 8-K filed with the SEC on May
           30, 1997.

(5)        Filed as an exhibit to Company Form 10-K filed with the SEC on March
           30, 1998.