Form 10-K/A
period 1998-12-31
ENCORE MEDICAL CORP
filed 1999-04-12
CIK 944763

                                   FORM 10-K/A

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999, the latest practicable date.

Title                                                        Outstanding
-----                                                        -----------
Common Stock, par value $0.001                               9,077,681





         This Amended Form 10-K is being filed to correct the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999. The number initially reported by the Company was 9,279,155, which was incorrect. The correct number is 9,077,681.



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ENCORE MEDICAL CORPORATION

4-12-99                    By: /s/ NICK CINDRICH
-------                        -------------------------------------------------
Date                           Nick Cindrich, Chairman of the Board and Chief
                               Executive Officer

4-12-99                    By: /s/ AUGUST FASKE
-------                        -------------------------------------------------
Date                           August Faske, Chief Financial Officer