Form 10-Q
period 1999-04-02
ENCORE MEDICAL CORP
filed 1999-05-13
CIK 944763

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1999

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

                                  512-832-9500
               (Registrant's telephone number including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X        No
                                                  ---          ---

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


Title                                                        Outstanding
Common Stock                                                   9,077,681

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 2, 1999 AND DECEMBER 31, 1998
(in thousands, except share data)
(unaudited)

                                                                         April 2,    December 31,
                                                                           1999          1998
                                                                         --------      --------
ASSETS

Cash                                                                     $     20      $      1
Accounts receivable, net                                                    7,406         6,297
Inventories                                                                17,841        16,176
Prepaid expenses and other current assets                                     581           609
                                                                         --------      --------

Total current assets                                                       25,848        23,083

Property, plant and equipment, net                                          6,436         6,147
Other noncurrent assets                                                     6,844         1,326
                                                                         --------      --------

Total assets                                                             $ 39,128      $ 30,556
                                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion - long-term debt                                         $    714      $    465
Current portion - payable to a related party                                    0           800
Accounts payable and accrued liabilities                                    5,456         3,864
                                                                         --------      --------

Total current liabilities                                                   6,170         5,129

Long-term debt, net of current portion                                     12,981         5,603
                                                                         --------      --------

Total liabilities                                                          19,151        10,732

Common stock, $0.001 par value, 35,000,000 shares
     authorized, 9,309,000 and 9,248,000 shares issued,
       respectively                                                             9             9
Additional paid-in capital                                                 19,355        19,267
Deferred compensation                                                        (287)         (310)
Retained earnings                                                           2,172         1,656
Less cost of repurchased stock, warrants and rights (231,000 shares)       (1,272)         (798)
                                                                         --------      --------

Total stockholders' equity                                                 19,977        19,824
                                                                         --------      --------

Total liabilities and stockholders' equity                               $ 39,128      $ 30,556
                                                                         ========      ========



The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 2, 1999 AND APRIL 3, 1998
(in thousands, except per share amounts)
(unaudited)

                                                   Three Months Ended
                                             April 2, 1999     April 3, 1998
                                             -------------     -------------
Sales                                         $      6,831      $      7,250
Cost of goods sold                                   2,196             2,358
                                              ------------      ------------
Gross margin                                         4,635             4,892

Operating expenses:
Research and development                               356               478
Selling, general and administrative                  3,396             3,821
                                              ------------      ------------

Operating income                                       883               593

Interest income                                          3                 0
Interest expense                                      (142)              (82)
Other income                                            26                 1
                                              ------------      ------------

Income before income taxes                             770               512
Provision for income taxes                             254               175
                                              ------------      ------------
Net income                                    $        516      $        337
                                              ============      ============

Basic earnings per share                      $       0.06      $       0.04
Shares used in computing basic earnings
    per share                                    9,166,000         9,056,000

Diluted earnings per share                    $       0.05      $       0.03
Shares used in computing diluted earnings
   per share                                    10,480,000        10,870,000



The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED APRIL 2, 1999 AND APRIL 3, 1998
(in thousands)
(unaudited)

                                                                 Three Months Ended
                                                                April 2,    April 3,
                                                                  1999        1998
                                                                -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $   516      $   337
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
   Depreciation and amortization                                    534          427
   Other                                                              0            2
Changes in operating assets and liabilities, net of
  effect of BTI purchase (Note 3):
   Increase in accounts receivable                                 (968)        (157)
   Increase in inventories                                       (1,005)      (1,016)
   Decrease (increase) in prepaid expenses and other assets      (1,223)         153
  (Dec.) inc. in accounts payable and accrued expenses              776         (116)
                                                                -------      -------

   Net cash used in operating activities                         (1,370)        (370)
                                                                -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Biodynamic Technologies, Inc.                     (1,114)          --
Purchases of property and equipment                                (772)        (804)
                                                                -------      -------

   Net cash used in investing activities                         (1,886)        (804)
                                                                -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                                      88            9
Payments to acquire treasury stock                                 (474)          --
Payments on payable to a related party                             (800)        (300)
Payments on long-term debt                                         (115)         (84)
Proceeds from long-term debt                                      4,576        1,541
                                                                -------      -------

   Net cash provided by financing activities                      3,275        1,166
                                                                -------      -------

Net (decrease) increase in cash equivalents                          19           (8)
Cash and cash equivalents at beginning of period                      1            9
                                                                -------      -------

Cash and cash equivalents at end of period                      $    20      $     1
                                                                =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Encore Medical Corporation and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 1998 (the "Form 10-K").

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

3.       ACQUISITION OF BIODYNAMIC TECHNOLOGIES, INC.

         On March 30, 1999, Encore and Biodynamic Technologies, Inc. ("BTI") executed a stock purchase agreement whereby Encore purchased substantially all of the outstanding stock of BTI in exchange for cash and promissory notes payable to the former shareholders of BTI. This acquisition has been accounted for as a purchase and, accordingly, the net assets of BTI at March 30, 1999 have been consolidated into the accompanying financial statements. The terms of the agreement require a total cash payment of $1,098,000 and notes payable of $3,166,000. For financial purposes, $140,000 of the purchase price was treated as purchased technology which is being amortized over seven years and $4,157,000 was treated as goodwill which is being amortized over 15 years.

4.       INVENTORIES

         Inventories at April 2, 1999 and December 31,1998 are as follows (in thousands):

                                                             April 2,        December 31,
                                                               1999             1998
                                                             -------           -------
          Components and raw materials                       $ 3,725           $ 4,159
          Work in process                                      1,932             1,537
          Finished goods                                      12,184            10,480
                                                             -------           -------
                                                             $17,841           $16,176
                                                             =======           =======


5.       NET INCOME PER SHARE

         Net income per share is computed based on the weighted average number of outstanding common and common equivalent shares, using methodology required in Statement of Financial Accounting Standards No. 128, "Earnings per Share". Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive.

         The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended April 2, 1999 and April 3, 1998 respectively are as follows (in thousands):

                                                     Quarter Ended  Quarter Ended
                                                     April 2, 1999   April 3, 1998
                                                     -------------   -------------
                                                      (unaudited)     (unaudited)
    Weighted average shares outstanding-basic             9,166           9,056
    Plus: Common stock equivalents                        1.314           1,814
                                                         ------          ------
    Weighted average shares outstanding-diluted          10,480          10,870
                                                         ======          ======


Options and warrants to purchase 1,254,869 and 4,680,132 shares of common stock, respectively, were outstanding at April 2, 1999, but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares.

6.       SEGMENT INFORMATION

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998. The statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

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

         During the periods ended April 2, 1999 and April 3, 1998, the Company's international sales were primarily to three foreign distributors, two of which have individually accounted for more than 32% of total Company sales during such periods. Following are the Company's international sales by geographic area (in thousands) and the percentage of total Company sales generated by two of the distributors:


                                                                  For the Quarter Ended
                                                               April 2,           April 3,
                                                                 1999               1998
                                                            --------------    ---------------
     Net Sales:
     United States                                                  $4,660             $4,528
     Europe                                                          1,907              2,572
     Asia                                                              264                150
                                                            --------------    ---------------
                                                                    $6,831             $7,250
                                                            --------------    ---------------

     Customer A                                                        24%                22%
     Customer B                                              Less than 10%                12%




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 2, 1999, AS COMPARED TO THE THREE MONTHS ENDED APRIL 3, 1998.

Sales were $6,831,000 for the quarter ended April 2, 1999, representing a decrease of $419,000 or 5.8% over the quarter ended April 3, 1998. U.S. sales increased 2.9% over the same period in 1998 primarily due to the continual growth of the U.S. sales force in the number of sales agents and more productive sales territories. However, outside the U.S. sales have dropped $551,000 or 20.2% compared to the first quarter of 1998. Encore is actively engaged in pursuing alternative avenues for international distribution to remedy this situation.

Gross margin decreased $257,000 due to the overall decrease in sales however, gross margin as a percentage of sales was 67.9% of sales for the three months ended April 2, 1999, as compared to 67.5% of sales in 1998. This was primarily due to an increase in U.S. sales, which generate a greater gross margin than sales outside the U.S., manufacturing efficiencies and cost controls.

Research and development expenses decreased by $122,000 or 25.5% in 1999 when compared to the same period in 1998 due to completion of the design of two new hip stems and two acetabular systems that were released in early 1998. Current activities include a joint design effort with Norton Desmarquest Fine Ceramics to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee.

Selling, general and administrative expenses decreased to $3,396,000, a decrease of 11.1% as compared to the prior year first quarter. This decrease was due to lower commissions and royalties associated with the overall decrease in sales, a charge in the prior year for consigned inventory discrepancies and additional leveraging of fixed costs.

Operating income increased 48.9% to $883,000, as compared to $593,000 for the quarter ended April 3,1998.

Interest expense increased $60,000 for the three months ended April 2, 1999 to $142,000 as compared to the prior year. This was due to an increase in the average line of credit balance over this same period last year.

Net income for the quarter ended April 2,1999 increased 53.1% to $516,000 from $337,000 in 1998 primarily due to the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $15 million revolving credit facility. As of April 2, 1999, the Company had drawn approximately $9 million. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it. Encore's bank accounts sweep, on a daily basis, funds to either reduce or increase the loan balance, as needed, and invest any excess funds if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the cash balance at Wells Fargo remains at zero as long as Encore is a net borrower. This sweep feature minimizes interest expense, and automatically invests any excess funds.

The Company's continued strong growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of April 2, 1999 the Company had net working capital of approximately $20 million as compared to $18 million at December 31, 1998. This increase was primarily due to increases in inventory and accounts receivable offset by increases in accounts payable, accrued expenses, and the current portion of long-term debt.

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

The Company has identified the mission critical systems and has determined the critical manufacturing and non-manufacturing systems are already Y2K capable, or replacements, changes, upgrades or workarounds have been identified. The Company expects to complete compliance testing of all vital systems by the end of the third quarter of 1999.

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

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits. See Index to Exhibits

2. Reports on Form 8-K. A Form 8-K was filed on April 12, 1999, relating to the acquisition of Biodynamic Technologies, Inc.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Encore Medical Corporation

May 13, 1999                        By:      /s/ NICK CINDRICH
----------------                        ----------------------------------------
Date                                    Nick Cindrich, Chairman of the Board
                                        and Chief Executive Officer


May 13, 1999                        By:      /s/ AUGUST FASKE
----------------                        ----------------------------------------
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