Form 10-Q
period 1999-07-02
ENCORE MEDICAL CORP
filed 1999-08-13
CIK 944763

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1999

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

                                  512-832-9500
              (Registrant's telephone number including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock                                                 9,142,400

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JULY 2, 1999 AND DECEMBER 31, 1998
(in thousands, except share data)
(unaudited)

                                                                                July 2,       December 31,
                                                                                 1999             1998
                                                                               --------       ------------
ASSETS

Cash                                                                           $      1         $      1
Accounts receivable, net                                                          6,538            6,297
Inventories                                                                      18,522           16,176
Prepaid expenses and other current assets                                           561              609
                                                                               --------         --------

Total current assets                                                             25,622           23,083

Property, plant and equipment, net                                                6,374            6,147
Goodwill, net                                                                     4,084                0
Other noncurrent assets                                                           2,601            1,326
                                                                               --------         --------

Total assets                                                                   $ 38,681         $ 30,556
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion - long-term debt                                               $    483         $    465
Current portion - payable to a related party                                          0              800
Note Payable                                                                        253                0
Accounts Payable and accrued expenses                                             3,801            3,864
                                                                               --------         --------
Total current liabilities                                                         4,537            5,129

Long-term debt, net of current portion                                           13,705            5,603
                                                                               --------         --------

Total liabilities                                                                18,242           10,732

Common stock, $0.001 par value, 35,000,000 shares
     authorized, 9,320,000 and 9,248,000 shares issued,
     respectively                                                                     9                9
Additional paid-in capital                                                       19,314           19,267
Deferred compensation                                                              (361)            (310)
Retained earnings                                                                 2,576            1,656
Less cost of repurchased stock, warrants and rights (182,000 shares and          (1,099)            (798)
                                                                               --------         --------
110,000 shares, respectively)

Total stockholders' equity                                                       20,439           19,824
                                                                               --------         --------

Total liabilities and stockholders' equity                                     $ 38,681         $ 30,556
                                                                               ========         ========



The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 2, 1999 AND JULY 3, 1998 (in thousands, except per share amounts)
(unaudited)

                                                       Three Months Ended                Six Months Ended
                                                 -----------------------------     -----------------------------

                                                    July 2,          July 3,          July 2,          July 3,
                                                     1999             1998             1999             1998
                                                 ------------     ------------     ------------     ------------

Sales                                            $      6,661     $      6,887     $     13,492     $     14,137
Cost of goods sold                                      2,116            2,295            4,312            4,653
                                                 ------------     ------------     ------------     ------------
Gross margin                                            4,545            4,592            9,180            9,484

Operating expenses:
Research and development                                  422              374              778              852
Selling, general and administrative                     3,331            3,669            6,727            7,490
                                                 ------------     ------------     ------------     ------------

Operating income                                          792              549            1,675            1,142

Interest expense                                         (272)            (107)            (411)            (189)
Other income                                               82                4              108                5
                                                 ------------     ------------     ------------     ------------

Income before income taxes                                602              446            1,372              958
Current provision for income taxes                        198              122              452              297
                                                 ------------     ------------     ------------     ------------
Net income                                       $        404     $        324     $        920     $        661
                                                 ============     ============     ============     ============

Basic earnings per share                         $       0.04     $       0.04     $       0.10     $       0.07
Shares used in computing basic earnings
    per share                                       9,094,000        9,087,000        9,095,000        9,072,000

Diluted earnings per share                       $       0.04     $       0.03     $       0.09     $       0.06
Shares used in computing diluted earnings
   per share                                       10,304,000       10,907,000       10,369,000       10,927,000

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED JULY 2, 1999 AND JULY 3, 1998
(in thousands)
(unaudited)

                                                                  Six Months Ended

                                                                 July 2,      July 3,
                                                                  1999         1998
                                                                --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $    920     $    661
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                   1,242          915
   Other                                                               0           (9)
Changes in operating assets and liabilities:
   Increase in accounts receivable                                  (100)        (741)
   Increase in inventories                                        (1,686)      (1,970)
   Decrease in prepaid expenses and other assets                  (1,191)         149
   Decrease in accounts payable and accrued expenses                (896)        (219)
                                                                --------     --------

   Net cash used in  operating activities                         (1,711)      (1,214)
                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Biodynamic Technologies, Inc.                      (1,114)           0
Purchases of property and equipment                               (1,221)      (1,299)
                                                                --------     --------

   Net cash used in investing activities                          (2,335)      (1,299)
                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                                       93           46
Payments to acquire treasury stock                                  (474)           0
Proceeds from issuance of treasury stock                              20            0
Payments on payable to a related party                              (800)        (300)
Payments on long-term debt                                          (281)        (174)
Proceeds from long-term debt                                       5,488        2,933
                                                                --------     --------

   Net cash provided by financing activities                       4,046        2,505
                                                                --------     --------

Net (decrease) increase in cash equivalents                            0           (8)
Cash and cash equivalents at beginning of period                       1            9
                                                                --------     --------

Cash and cash equivalents at end of period                      $      1     $      1
                                                                ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Encore Medical Corporation and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 1998 (the "Form 10-K").

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

4.       INVENTORIES

         Inventories at July 2, 1999 and December 31,1998 are as follows (in thousands):

                                                             July 2,      December 31,
                                                              1999            1998
                                                             -------      ------------

          Components and raw materials                       $ 4,341           $ 4,159
          Work in process                                      1,260             1,537
          Finished goods                                      12,921            10,480
                                                             -------           -------
                                                             $18,522           $16,176
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

         The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended July 2, 1999 and July 3, 1998 respectively are as follows (in thousands):

                                                         Three Months Ended               Six Months Ended
                                                     ---------------------------    ---------------------------
                                                     July 2,1999     July 3,1998    July 2,1999     July 3,1998
                                                     (unaudited)     (unaudited)    (unaudited)     (unaudited)
                                                     -----------     -----------    -----------     -----------

Weighted average shares outstanding                      9,094           9,087           9,095           9,072
Plus: Common stock equivalents                           1,210           1,820           1,274           1,855
                                                      --------        --------        --------        --------
Weighted average shares outstanding-diluted             10,304          10,907          10,369          10,927
                                                      ========        ========        ========        ========

Options and warrants to purchase 1,290,885 and 4,679,465 shares of common stock, respectively, were outstanding at July 2, 1999, but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares.

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

         During the periods ended July 2, 1999 and July 3, 1998, the Company's international sales were primarily to three foreign distributors, one of which individually accounted for at least 20% of total Company sales during such periods. Following are the Company's sales by geographic area (in thousands) and the percentage of total Company sales generated by two of the distributors:


                                              Three Months Ended           Six Months Ended
                                          -------------------------   --------------------------
                                          July 2,1999   July 3,1998   July 2,1999    July 3,1998
                                          (unaudited)   (unaudited)   (unaudited)    (unaudited)
                                          -----------   -----------   -----------    -----------

Net Sales:
United States                               $  4,927      $  4,301      $  9,587       $  8,829
Europe                                         1,534         2,457         5,029          5,029
Asia                                             200           129           465            279
                                            --------      --------      --------       --------
Total                                       $  6,661      $  6,887      $ 15,081       $ 14,137
                                            ========      ========      ========       ========

       Customer A                              17%           23%           20%            22%
       Customer B                         Less than 10%      12%      Less than 10%       12%



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 2, 1999 AS COMPARED TO THE THREE MONTHS ENDED JULY 3, 1998.

Sales were $6,661,000 for the quarter ended July 2, 1999, representing a decrease of $226,000 or 3.3% less than the quarter ended July 3, 1998. U.S. sales increased 14.6% over the same period in 1998 primarily due to the continual growth of the U.S. sales force in the number of sales agents and more productive sales territories. However, outside the U.S. sales have dropped $852,000 or 33% compared to the second quarter of 1998. Encore is actively engaged in pursuing alternative avenues for international distribution to remedy this situation.

Gross margin decreased $47,000 due to the overall decrease in sales; however, gross margin as a percentage of sales increased to 68.2% of sales for the three months ended July 2, 1999, as compared to 66.7% of sales in 1998. This was primarily due to an increase in U.S. sales, which generate a greater gross margin than sales outside the U.S.

Research and development expenses increased by $48,000 or 12.8% in 1999 when compared to the same period in 1998. Research and development activities which were part of this increase include clinical trials for the ceramic-ceramic hip system and the metal-metal hip system which were begun in late 1998, and increased testing on a ceramic knee femur in preparation for beginning regulatory efforts.

Selling, general and administrative expenses decreased to $3,331,000, a decrease of 9.2% as compared to the prior year second quarter. While a portion of this decrease was due to lower commissions and royalties associated with the overall decrease in sales, the primary reason for the decrease is an ongoing effort to control expenses, additional leveraging of fixed costs and no charge for consigned inventory discrepancies.

Because of the efforts in cost control and the improvement in gross margin as a percentage of sales, operating income increased 44.3% to $792,000, as compared to $549,000 for the quarter ended July 3, 1998.

Interest expense increased $165,000 for the three months ended July 2, 1999 to $272,000 as compared to the prior year. This was due to an increase in the average line of credit balance over this same period last year and the addition of notes payable related to the acquisition of Biodynamic Technologies, Inc. on March 30, 1999.

Net income for the quarter ended July 2,1999 increased 24.7% to $404,000 from $324,000 in 1998 primarily due to the decrease in operating expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 2, 1999 AS COMPARED TO THE SIX MONTHS ENDED JULY 3, 1998.

Sales were $13,492,000 for the six months ended July 2, 1999, representing a decrease of $645,000 or 4.6% over the six months ended July 3, 1998. The six months results mirror the second quarter results in that U.S. sales increased 8.6% over the same period in 1998 while outside the U.S. sales have dropped $1,402,000 or 26.4% compared to 1998. To remedy the situation outside the U.S., Encore is negotiating with several new distributors to sell Encore products around the world.

Gross margin decreased $304,000 due to the overall decrease in sales, however, gross margin as a percentage of sales was 68% of sales for the six months ended July 2, 1999, as compared to 67.1% of sales in 1998. Like the quarter results, this was primarily due to a combination of an increase in U.S. sales, which generate a greater gross margin than sales outside the U.S., continuing manufacturing efficiencies and cost controls effecting both direct costs and overhead.

Research and development expenses decreased by $74,000 or 8.7% in 1999 when compared to the same period in 1998. In the first half of 1998 the design of two new hip stems and two acetabular systems were completed and released. Current activities include a joint design effort with Norton Desmarquest Fine Ceramics to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee, and clinical trials for a ceramic-ceramic hip and a metal-metal hip.

Selling, general and administrative expenses decreased to $6,727,000, a decrease of 10.2% as compared to the six months of the prior year. Part of this decrease was due to lower commissions and royalties associated with the overall decrease in sales. However, unlike 1998, there was no charge in 1999 for consigned inventory discrepancies. Furthermore, cost controls and additional leveraging of fixed costs brought this area of expenditures down.

Continuing a trend begun in the later half of 1998, operating income increased at a much greater rate than sales. In 1999, the increase was 46.7% to $1,675,000, as compared to $1,142,000 for the six months ended July 3,1998.

Interest expense increased $225,000 for the six months ended July 2, 1999 to $414,000 as compared to the prior year. This was due to an increase in the average line of credit balance over this same period last year and the addition of notes payable related to the acquisition of Biodynamic Technologies, Inc. on March 30, 1999.

Net income for the six months ended July 2,1999 increased 39.1% to $920,000 from $661,000 in 1998 primarily due to the decrease in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $15 million revolving credit facility. As of July 2, 1999, the Company had drawn approximately $10 million. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it. Encore's bank accounts sweep, on a daily basis, funds to either reduce or increase the loan balance, as needed, and invest any excess funds if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the cash balance at Wells Fargo remains at zero as long as Encore is a net borrower. This sweep feature minimizes interest expense, and automatically invests any excess funds.

The Company's continued strong growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of July 2, 1999 the Company had net working capital of approximately $21 million as compared to $18 million at December 31, 1998. This increase was primarily due to increases in inventory and accounts receivable and a decrease in the current portion of related party debt.

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

The Company has identified the mission critical systems and has determined the critical manufacturing and non-manufacturing systems are already Y2K capable, or replacements, changes, upgrades or workarounds have been identified. These replacements, changes, upgrades and workarounds are being implemented. The Company expects to complete compliance testing of all vital systems in the third quarter of 1999.

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

The Company currently expects that the total cost of Year 2000 programs will not exceed $400,000. Approximately $270,000 has been spent to date. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred on account of an infrastructure or supplier failure. The Company has adequate general corporate funds with which to pay for the programs' expected costs. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress. The Company is expensing all costs, other than capital equipment purchases, related to the assessment and remediation of the Y2K issue as incurred. All costs are being funded through operating cash flows and are not expected to be material to the Company's consolidated financial condition or results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders was held on May 18, 1999. All management nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. The following are the matters voted on at the meeting:

a)       Election of directors:

                                                                               VOTES              BROKER NON-VOTES
              NAME                  VOTED FOR         VOTED AGAINST          WITHHELD              AND ABSTENTIONS
              ----                  ---------         -------------          --------             ----------------
    Jay M. Haft                     6,667,467              -0-                19,256                     -0-
    Dennis Enright                  6,667,467              -0-                19,256                     -0-
    Kenneth Davidson                6,667,467              -0-                19,256                     -0-

The following directors terms of office as a director continued after the meeting: Nick Cindrich, Craig L. Smith, Richard Martin, Lamar Laster, John Abeles, and Joel Kanter.

b) Ratification of PricewaterhouseCoopers L.L.P. as independent auditors of the Company for the fiscal year ending December 31, 1999.

                            Voted For:                                     6,677,082
                            Voted Against:                                     1,300
                            Voted Abstained:                                   8,341
                            Broker Non-Votes:                                    -0-


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

8-13-99                             By:     /s/ Nick Cindrich
-------                                ----------------------------------------
Date                                     Nick Cindrich, Chairman of the Board
                                            and Chief Executive Officer


8-13-99                             By:     /s/ August Faske
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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
27                            Financial Data Schedule