Form 10-Q
period 1999-10-01
ENCORE MEDICAL CORP
filed 1999-11-08
CIK 944763

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999

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

                                  512-832-9500
               (Registrant's telephone number including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock                                                   9,152,400

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 1, 1999 AND DECEMBER 31, 1998
(in thousands, except share data)
(unaudited)

                                                                                    October 1,        December 31,
                                                                                       1999               1998
                                                                                    ----------        ------------
ASSETS

Cash                                                                                $        1         $        1
Accounts receivable, net                                                                 5,933              6,297
Inventories                                                                             18,774             16,176
Prepaid expenses and other current assets                                                  401                609
                                                                                    ----------         ----------

Total current assets                                                                    25,109             23,083

Property, plant and equipment, net                                                       6,189              6,147
Goodwill, net                                                                            4,031                  0
Other noncurrent assets                                                                  2,535              1,326
                                                                                    ----------         ----------

Total assets                                                                        $   37,864         $   30,556
                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion - long-term debt                                                    $      450         $      465
Current portion - payable to a related party                                                 0                800
Note payable                                                                               283                  0
Accounts payable and accrued expenses                                                    2,804              3,864
                                                                                    ----------         ----------
Total current liabilities                                                                3,537              5,129

Long-term debt, net of current portion                                                  13,466              5,603
                                                                                    ----------         ----------

Total liabilities                                                                       17,003             10,732

Common stock, $0.001 par value, 35,000,000 shares
     authorized, 9,325,000 and 9,248,000 shares issued,
     respectively                                                                            9                  9
Additional paid-in capital                                                              19,306             19,267
Deferred compensation                                                                     (311)              (310)
Retained earnings                                                                        2,955              1,656
Less cost of repurchased stock, warrants and rights (182,000 shares and
110,000 shares, respectively)                                                           (1,098)              (798)
                                                                                    ----------         ----------

Total stockholders' equity                                                              20,861             19,824
                                                                                    ----------         ----------

Total liabilities and stockholders' equity                                          $   37,864         $   30,556
                                                                                    ==========         ==========



The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 1, 1999 AND OCTOBER 2, 1998 (in thousands, except per share amounts)
(unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                          -------------------------     -------------------------


                                                          October 1,     October 2,     October 1,     October 2,
                                                                1999           1998           1999           1998
                                                          ----------     ----------     ----------     ----------

Sales                                                       $  6,235       $  6,363       $ 19,728       $ 20,500
Cost of goods sold                                             1,955          2,035          6,267          6,688
                                                            --------       --------       --------       --------
Gross margin                                                   4,280          4,328         13,461         13,812

Operating expenses:
Research and development                                         412            421          1,190          1,273
Selling, general and administrative                            3,135          3,265          9,863         10,755
                                                            --------       --------       --------       --------

Operating income                                                 733            642          2,408          1,784

Interest expense                                                (275)          (130)          (689)          (319)
Other income (expense)                                           109             (2)           221              3
                                                            --------       --------       --------       --------

Income before income taxes                                       567            510          1,940          1,468
Current provision for income taxes                               188            158            642            455
                                                            --------       --------       --------       --------
Net income                                                  $    379       $    352       $  1,298       $  1,013
                                                            ========       ========       ========       ========

Basic earnings per share                                    $   0.04       $   0.04       $   0.14       $   0.11
Shares used in computing basic earnings
    per share                                                  9,139          9,149          9,115          9,104

Diluted earnings per share                                  $   0.04       $   0.03       $   0.13       $   0.09
Shares used in computing diluted earnings
   per share                                                  10,196         10,582         10,313         10,708


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED OCTOBER 1, 1999 AND OCTOBER 2, 1998
(in thousands)
(unaudited)

                                                                                Nine Months Ended

                                                                          October 1,         October 2,
                                                                                1999               1998
                                                                          ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    1,298         $    1,013
Adjustments to reconcile net income to net cash  provided by
(used in) operating activities:
   Depreciation and amortization                                               1,954              1,446
   Other                                                                          (1)                (8)
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                    494               (181)
   Increase in inventories                                                    (1,971)            (3,142)
   Increase in prepaid expenses and other assets                              (1,076)              (156)
   Decrease (increase) in accounts payable and accrued expenses               (1,873)               227
                                                                          ----------         ----------

   Net cash used in operating activities                                      (1,175)              (801)
                                                                          ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Biodynamic Technologies, Inc.                                  (1,088)                 0
Purchases of property and equipment                                           (1,549)            (1,840)
                                                                          ----------         ----------

   Net cash used in investing activities                                      (2,637)            (1,840)
                                                                          ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                                                  101                162
Payments to acquire treasury stock                                              (474)                 0
Proceeds from issuance of treasury stock                                          20                  0
Payments on payable to a related party                                          (800)              (300)
Payments on long-term debt                                                      (481)              (280)
Proceeds from long-term debt                                                   5,446              3,051
                                                                          ----------         ----------

   Net cash provided by financing activities                                   3,812              2,633
                                                                          ----------         ----------

Net (decrease) increase in cash equivalents                                        0                 (8)
Cash and cash equivalents at beginning of period                                   1                  9
                                                                          ----------         ----------

Cash and cash equivalents at end of period                                $        1         $        1
                                                                          ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Encore Medical Corporation and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 1, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 1998 (the "Form 10-K").

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

3.       ACQUISITION OF BIODYNAMIC TECHNOLOGIES, INC.

         On March 30, 1999, Encore and Biodynamic Technologies, Inc. ("BTI") executed a stock purchase agreement whereby Encore purchased substantially all of the outstanding stock of BTI in exchange for cash and promissory notes payable to the former shareholders of BTI. This acquisition has been accounted for as a purchase and, accordingly, the net assets of BTI at March 30, 1999 have been consolidated into the accompanying financial statements. The terms of the agreement require a total cash payment of $1,088,000 and notes payable of $3,166,000. For financial purposes, $140,000 of the purchase price was treated as purchased technology which is being amortized over seven years and $4,171,000 was treated as goodwill which is being amortized over 15 years.

4.       INVENTORIES

         Inventories at October 1, 1999 and December 31, 1998 are as follows (in thousands):

                                                       October 1,      December 31,
                                                             1999              1998
                                                       ----------      ------------

         Components and raw materials                  $    4,064        $    4,159
         Work in process                                    1,097             1,537
         Finished goods                                    13,613            10,480
                                                       ----------        ----------
                                                       $   18,774        $   16,176
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

         The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended October 1, 1999 and October 2, 1998 respectively are as follows (in thousands):

                                                       Three Months Ended                     Nine Months Ended
                                                       ------------------                     -----------------
                                              October 1, 1999     October 2, 1998   October 1, 1999   October 2, 1998
                                              ---------------     ---------------   ---------------   ---------------

Weighted average shares outstanding                     9,139               9,149             9,115             9,104
Plus: Common stock equivalents                          1,057               1,433             1,198             1,604
                                                       ------              ------            ------            ------
Weighted average shares
      outstanding-diluted                              10,196              10,582            10,313            10,708
                                                       ======              ======            ======            ======

Options and warrants to purchase 1,850,646 and 4,678,132 shares of common stock, respectively, were outstanding at October 1, 1999, but were not included in the computation of diluted EPS for the three months ended October 1, 1999 because their exercise price was greater than the average market price of the common shares. Option and warrants to purchase 1,543,561 and 4,678,132 of common stock respectively were outstanding at October 1, 1999, but were not included in the computation of diluted EPS for the nine months ended October 1, 1999 because their exercise price was greater than the average market price of the common shares.

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

         During the periods ended October 1, 1999 and October 2, 1998, the Company's international sales were primarily to four foreign distributors, one of which individually accounted for at least 19% of total Company sales during such periods. Following are the Company's sales by geographic area (in thousands) and the percentage of total Company sales generated by two of its distributors:


                                       Three Months Ended                   Nine Months Ended
                                       ------------------                   -----------------
                               October 1, 1999   October 2, 1998   October 1, 1999   October 2, 1998
                               ---------------   ---------------   ---------------   ---------------

Net Sales:
United States                       $    4,517        $    4,233        $   14,104        $   13,062
Europe                                   1,147             1,972             4,662             7,002
Asia                                       571               158               962               436
                                    ----------        ----------        ----------        ----------
Total                               $    6,235        $    6,363        $   19,728        $   20,500
                                    ==========        ==========        ==========        ==========

        Distributor A                       16%               23%               19%               23%
        Distributor B             Less than 10%     Less than 10%     Less than 10%               12%



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 1, 1999 AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 2, 1998.

Sales were $6,235,000 for the quarter ended October 1, 1999, representing a decrease of $128,000 or 2% less than the quarter ended October 2, 1998. U.S. sales increased 6.7% over the same period in 1998 primarily due to more productive sales territories. However, outside the U.S. sales have dropped $412,000 or 19.3% compared to the third quarter of 1998. Encore is actively engaged in pursuing alternative avenues for international distribution to remedy this situation and has recently entered into distribution agreements for France and the Middle East.

Gross margin decreased $48,000 due to the overall decrease in sales; however, gross margin as a percentage of sales increased to 68.6% of sales for the three months ended October 1, 1999, as compared to 68% of sales in 1998. This was primarily due to an increase in U.S. sales, which generate a greater gross margin than sales outside the U.S.

Research and development expenses decreased by $9,000 or 2.1% in 1999 when compared to the same period in 1998. Research and development activities include clinical trials for the ceramic-ceramic hip system and the metal-metal hip system which were begun in late 1998, development of a mobile bearing knee, and regulatory submissions for spine.

Selling, general and administrative expenses decreased to $3,135,000, a decrease of 4% as compared to the prior year third quarter. This decrease was primarily due to lower commissions and royalties associated with the overall decrease in sales, and due to costs associated with an unsuccessful acquisition attempt in 1998 with no such costs in 1999.

Because of the efforts in cost control and the improvement in gross margin as a percentage of sales, operating income increased 14.2% to $733,000, as compared to $642,000 for the quarter ended October 2, 1998. Operating income as a percentage of sales increased to 11.8% for the third quarter of 1999 as compared to 10.1% for the third quarter of 1998.

Interest expense increased $145,000 for the three months ended October 1, 1999 to $275,000 as compared to the prior year. This was due to an increase in the average line of credit balance over this same period last year and the addition of notes payable related to the acquisition of Biodynamic Technologies, Inc. on March 30, 1999.

Other income increased $111,000 for the three months ended October 1, 1999 to $109,000 as compared to the prior year primarily due to licensing income.

Net income for the quarter ended October 1, 1999 increased 7.7% to $379,000 from $352,000 in 1998 primarily due to the decrease in operating expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 1, 1999 AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 2, 1998.

Sales were $19,728,000 for the nine months ended October 1, 1999, representing a decrease of $772,000 or 3.8% over the nine months ended October 2, 1998. The nine months results mirror the third quarter results in that U.S. sales increased 8% over the same period in 1998 while outside the U.S. sales have dropped $1,814,000 or 24.4% compared to 1998.

Gross margin decreased $351,000 due to the overall decrease in sales, however, gross margin as a percentage of sales was 68.2% of sales for the nine months ended October 1, 1999, as compared to 67.4% of sales in 1998. Like the quarter results, this was primarily due to an increase in U.S. sales, which generate a greater gross margin than sales outside the U.S.

Research and development expenses decreased by $83,000 or 6.5% in 1999 when compared to the same period in 1998. In the first half of 1998 the design of two new hip stems and two acetabular systems were completed and released. Current activities include a joint design effort with Norton Desmarquest Fine Ceramics to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee, clinical trials for a ceramic-ceramic hip and a metal-metal hip, development of a mobile bearing knee, and regulatory submissions for spine.

Selling, general and administrative expenses decreased to $9,863,000, a decrease of 8.3% as compared to the nine months of the prior year. This decrease was primarily due to lower commissions and royalties associated with the overall decrease in sales, costs associated with unsuccessful acquisition attempts in 1998 with no such costs in 1999, and a charge for consigned inventory discrepancies in 1998 with no such charge in 1999. In addition, cost controls and additional leveraging of fixed costs brought this area of expenditures down.

Continuing a trend begun in the latter half of 1998, operating income increased at a much greater rate than sales. In 1999, the increase was 35% to $2,408,000, as compared to $1,784,000 for the nine months ended October 2,1998.

Interest expense increased $370,000 for the nine months ended October 1, 1999 to $689,000 as compared to the prior year. This was due to an increase in the average line of credit balance over this same period last year and the addition of notes payable related to the acquisition of Biodynamic Technologies, Inc. on March 30, 1999.

Other income increased $218,000 for the nine months ended October 1, 1999 to $221,000 as compared to the prior year. This was due to licensing income and favorable foreign exchange gains.

Net income for the nine months ended October 1, 1999 increased 28.1% to $1,298,000 from $1,013,000 in 1998 primarily due to the company wide effort to control operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $15 million revolving credit facility. As of October 1, 1999, the Company had drawn approximately $10 million. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it. Encore's bank accounts sweep, on a daily basis, funds to either reduce or increase the loan balance, as needed, and invest any excess funds if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the cash balance at Wells Fargo remains at zero as long as Encore is a net borrower. This sweep feature minimizes interest expense, and automatically invests any excess funds.

The Company's continued strong growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of October 1, 1999 the Company had net working capital of approximately $22 million as compared to $18 million at December 31, 1998. This increase was primarily due to increases in inventory and accounts receivable and a decrease in the current portion of related party debt.

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

The Company has identified the mission critical systems and has determined the critical manufacturing and non-manufacturing systems are already Y2K capable, or replacements, changes, upgrades or workarounds have been identified. As of October 1999, the Company has completed compliance testing of all vital systems and has found such systems to be Y2K capable in all significant respects.

The Company's products are not affected by the Year 2000 issue.

The Company is in contact with suppliers, customers and financial institutions to assure no interruption in the relationship between the Company and these third parties concerning Y2K compliance issues. Highest priority is being placed on working with suppliers that are critical to the business. The Company has made inquiries to all third parties and has received a modest response to initial inquiries. Follow-up activities have focused on critical suppliers and the actions being taken to fix Year 2000 problems. Contingency plans are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming Year 2000 capable in a timely manner. These plans generally emphasize the identification of alternative suppliers that are Y2K compliant.

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

The Company currently expects that the total cost of Year 2000 programs will not exceed $400,000. Approximately $325,000 has been spent to date. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred on account of an infrastructure or supplier failure. The Company has adequate general corporate funds with which to pay for the programs' expected costs. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress. The Company is expensing all costs, other than capital equipment purchases, related to the assessment and remediation of the Y2K issue as incurred. All costs are being funded through operating cash flows and are not expected to be material to the Company's consolidated financial condition or results of operations.

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       Exhibits.  See Index to Exhibits

2.       Reports on Form 8-K.  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENCORE MEDICAL CORPORATION

11-8-99                            By:     /s/ Nick Cindrich
--------                                ---------------------
Date                                     Nick Cindrich, Chairman of the Board
                                         and Chief Executive Officer


11-8-99                            By:     /s/ August Faske
--------                                --------------------
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