Form 10-K
period 1999-12-31
ENCORE MEDICAL CORP
filed 2000-03-29
CIK 944763

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of Encore Medical Corporation, computed by reference to the last sales price of such stock as of March 15, 2000, was $16,803,254.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2000, the latest practicable date.

Title                                                        Outstanding
-----                                                        -----------
Common Stock, par value $0.001                               9,018,725

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents, if incorporated by reference, and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K.)

         This annual report on Form 10-K of Encore Medical Corporation for the year ended December 31, 1999 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where Encore Medical Corporation expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

         Encore was formed in April 1992, when several executives with significant experience in the orthopedics industry joined with a small original equipment manufacturer of orthopedic implants and related instruments. Encore's first product, the Foundation(R) Knee System, was introduced in Europe in late 1992 and in the United States in February 1993 after receiving Food and Drug Administration ("FDA") 510(k) approval. Encore also obtained registration for this product in Japan, where sales began in late 1994. Since that time Encore has developed and obtained regulatory approval for over 50 additional orthopedic total joint products, trauma products, biologic products, spinal products, and product improvements. Encore is also awaiting 510(k) and IDE/PMA approval on several other products.

         By October 1997, Encore moved up to number 145 on the Inc. 500 listing, compared to being ranked number 398 in the 1996 Inc. 500 list of the fastest growing private companies. In May 1996, Encore completed its first acquisition when it acquired the assets and liabilities of Applied Osteo Systems, Inc. ("AOS"). The acquisition expanded Encore's product line into trauma products. This expansion into trauma products was furthered by the acquisition of Biodynamic Technologies, Inc. ("BTI") in March 1999.

         On March 25, 1997, the stockholders of Encore approved the merger of Encore with and into Healthcare Acquisition, Inc., a wholly owned subsidiary of Healthcare Acquisition Corp., ("HCAC"), with Encore being the surviving entity. As part of the transaction, HCAC became known as Encore Medical Corporation. HCAC was formed in 1995 to invest in a healthcare business and completed its initial public offering in March 1996. Encore currently employs approximately 100 people worldwide.

         The Company continues its growth by being present in the newest fields of the orthopedic industry. Encore completed a distribution agreement with Biocomposites, Ltd. of England that provided entry into the bone graft substitute market. The Company also gained FDA approval of an expedited clinical trial methodology for a low friction, ceramic-on-ceramic total hip replacement product. Rapid growth and high margins characterize these innovative markets. Encore's latest venture is in the spinal implant marketplace, which had growth rates in 1996 and 1997 exceeding 30% per year. This new market anticipates growth rates in excess of 20% per year for the next several years. Encore gained access to its first spinal products through an exclusive United States distribution agreement with SCIENT'X, a Paris-based spinal products manufacturer.

INDUSTRY BACKGROUND

         Certain of the information contained in this Form 10-K, generally, and in this section concerning the definition, size and development of the various product markets in which Encore participates, and Encore's general expectations concerning the development of such product markets, both domestically and internationally, are based on estimates prepared by Encore using data from various sources (primarily Medical Data International, Inc., Dain Raucher Wessel, US Bancorp, Piper Jaffray and Knowledge Enterprises, as well as data from Encore's internal research), which data Encore has no reason to believe are unreliable, and on assumptions made by Encore, based on such data, and Encore's knowledge of the orthopedic product industry, which Encore believes to be reasonable.

         Over the last two decades, the orthopedic products market, which consists of implants for joint replacement, spinal implants, trauma products, certain arthroscopic, sports medicine and soft goods products, bone cement and related products and instrumentation, has experienced significant growth in both revenues and unit sales. Recent advances in technology require the addition to the orthopedic products market tissue technology image-guided surgery, osteobiologics and diagnostic products related to osteoporosis. Based on this expanded scope, in 1998, the worldwide market for orthopedic products produced approximately $11.2 billion in revenue. In the United States, the orthopedic products market represented approximately $6.5 billion in revenue in 1998. From 1992 to 1998 the average annual revenue growth rate was approximately 10%. Unit growth accounted for approximately half of this growth; the remainder of the growth was attributable to technology driven price increases.

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

         Tissue technology, i.e., osteobiologics, was estimated at approximately $500 million in 1998. Growth potential is concentrated in bone graft substitutes and biologically active bone morphogenic proteins (BMP) as they replace more traditional autografts and allografts, i.e. bone bank bone, which account for more than 75% of the procedures requiring bone graft. As with spine, growth rates for this market segment should exceed 20% for several years.

         The remaining segments of the orthopedic products market (soft goods, cast room products, power and hand instruments, arthroscopy, etc.) account for approximately 40% of the revenue for the total orthopedic products market.

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

STRATEGY

         Encore has established its knee, hip and shoulder total joint products as the core of its product line. Encore's management believes that it must offer a complete line of reconstructive total joint implant products, along with specialty trauma, biologic and spinal products, to remain competitive in the orthopedic products marketplace. Encore will continue to design and acquire technology to assemble complete, high quality, competitively-priced, globally-designed product lines and will continue to expand its network of independent sales agents and direct sales representatives for the sale of its products in the United States and its distributor relationships worldwide. Encore's goal is to increase its penetration in the United States and foreign markets by introducing line extensions to its already broad array of total joint replacement products, entering the revision total hip market, growing its line of trauma products, concentrating on specialty and niche products, and entering the biologic and spinal implant marketplace through internal development, distribution agreements and the acquisition of existing products or companies.

         Outside the United States, Encore's strategy is to explore alternative avenues for distribution in Europe and Japan and enter into new distribution agreements in other parts of the world. For both its United States and its international products, Encore will continue to work with a team of experienced orthopedic surgeons to help design and promote its products, develop clinical results, assist in marketing the products and participate in educational programs focusing on Encore's products.

PRODUCTS

         Encore currently designs, manufactures and markets over 7,500 separate orthopedic reconstructive joint products, trauma products, spinal products and instruments used by surgeons to perform orthopedic surgery. Encore plans to continue to develop or acquire new hip, knee and shoulder systems as well as new trauma products, spinal products, biological products and line extensions that address the differing preferences of surgeons, and new systems for new indications.

RECONSTRUCTIVE KNEE PRODUCTS

         Encore currently offers the Foundation(R) Knee System in both cruciate sparing and posterior stabilized versions, for both primary and revision applications, all of which are designed to duplicate as closely as possible the anatomical function of the patient's knee, thereby improving its range of motion and stability. Encore's knee systems are used to replace the articulating surfaces of the knee: the knee cap (patella), top of the shin bone (tibia), and bottom of the thigh bone (femur). The knee system consists of eight different sizes of knee components, which are made of cobalt chrome alloy, titanium alloy and high-density polyethylene. Sales of knee products accounted for approximately 55% of total sales in 1999.

RECONSTRUCTIVE HIP PRODUCTS

         Encore is currently marketing four internally designed hip systems. These include the Foundation(R) Hip System, the Vitality(R) Hip Stem, the Linear(R) Hip Stem and the Revelation(TM) Hip Stem. Encore's hip implant consists of the same basic parts as the normal hip, including a femoral stem (thighbone) with a spherical femoral head (ball) and an acetabular cup (socket) on which the femoral head articulates. Sales of hip products accounted for approximately 30% of total sales in 1999.

RECONSTRUCTIVE SHOULDER PRODUCTS

         Encore markets its internally designed Foundation(R) Shoulder System. Encore's shoulder implant consists of the same basic parts as the normal shoulder, including a humeral stem with a spherical humeral head (ball) and a glenoid component on which the humeral head articulates. Sales of shoulder products accounted for approximately 4% of total sales in 1999.

TRAUMA PRODUCTS

         Encore has built its trauma product line through a series of acquisitions. The first acquisition, Applied Osteo Systems in 1996, gave Encore the True/Flex(R) intramedullary nails, a patented system of intramedullary nails used in repairing bone fractures, primarily for use in correcting upper extremity fractures, and the True/Lok(TM) external fixation system, developed by Texas Scottish Rite Hospital. Encore has recently begun to sell True/Flex(R) intramedullary nail products in the higher volume market for products used in correcting lower extremity conditions. The acquisition of Biodynamic Technologies, Inc. ("BTI") in March 1999 allowed Encore to offer a complete line of specialty products for use in the treatment of upper extremity orthopedic trauma and added other trauma products used in the hip and ankle areas of the body. Sales of trauma products accounted for approximately 10% of total sales in 1999.

INSTRUMENTATION

         Approximately 1% of 1999 sales were the instrumentation used to implant the above products. Virtually all of these sales were outside the United States.

SPINAL PRODUCTS

         In 1999 Encore began selling spinal products pursuant to an exclusive distribution agreement for the United States for products produced by Paris-based SCIENT'X. The SCIENT'X line contains many products which Encore began to obtain FDA approval to market in 1999. The Isolock(TM) and Isobar(TM) systems consist of rods, plates, cortical screws, and pedicle screws used to achieve fusion of the spine. Of particular note is the Isomorphic(TM) Lumbar Cage System that will allow Encore to compete in the interbody fusion cage market after completion of clinical trials. The cervical spine is addressed with the PCB(TM) Cervical Plate System. These product lines will continue to expand as more products are developed and U.S. regulatory approval is obtained.

BIOLOGICAL PRODUCTS

         Encore's initial entry into the biological marketplace was with Stimulan(TM) - Calcium Sulphate Bone Void Filler. This product provided Encore with entry into the high margin synthetic bone graft substitute market. A seven-year agreement Encore signed in late 1998 with Biocomposites, Ltd. of England will also lead to the introduction of several orthopedic bioresorbable products that address the repair of damaged soft tissue in and around the joints.

MARKETING AND SALES

         Encore's products are currently marketed and sold in the United States, Western Europe and Japan. In the United States, products are sold to hospitals and orthopedic surgeons through a network of independent commissioned sales agents and direct representatives. Outside the United States, Encore's total joint products are sold through distributors. In 1999, Encore began rebuilding its international sales force which in the past had been also exclusively with the PLUS Endoprothetik AG family based in Switzerland. This rebuilding is being accomplished on a territory by territory basis. During 1999, distributors were added for France and the Middle East. It is Encore's practice to now require that international distributors carry the complete line of Encore total joint and trauma products. This differs from past practice when PLUS-Switzerland only carried the Foundation Total Knee System. In Japan, its trauma products are sold by Century Medical, Inc. Senko Medical Trading Co. carries both Encore's total joint and trauma products in Japan.

         Encore's management is continuing to look for opportunities to expand the international market for Encore's products and will continue its efforts to identify international markets in which its U.S.-designed products can obtain rapid acceptance with surgeons, hospitals and other buyer groups. Encore's management will also continue to seek markets that have sufficient profit potential, size and market conditions.

         Encore strives to place its United States sales agents in sales territories whose populations contain significant concentrations of individuals over 55 years of age. As of December 31, 1999, Encore had independent sales agents selling either reconstructive products, trauma products, spinal products or all of these systems, in 33 sales territories in 21 states of the United States. Sales agents are generally granted a contract with a term of one to five years. Agents are typically paid a sales commission of 20% of the gross selling price of all products sold. Encore's current sales agents are also eligible to receive stock options under the 1997 Distributor Advisory Panel Stock Option Plan. Each of Encore's sales agents are assigned an exclusive sales territory. Some of the sales agents may sell non-competing lines of orthopedic products manufactured by other companies, but no agent may carry competing product lines. Encore provides its agents with product inventories on consignment for their use in marketing its products and for filling customer orders. All sales agents are required to participate in periodic product and sales training courses given by Encore at its corporate offices in Austin, Texas, as well as at other locations around the United States.

         Encore has developed an on-line inventory control system and a comprehensive distribution support system that provides for instrument and inventory loaners in order to enable sales agents to service low volume territories. Encore is also developing a dedicated field support group to provide rapid response to technical issues.

         Encore continues to evaluate the most efficient methods of product marketing and distribution and to assess its use of sales agents and stocking distributors. Encore is designing its sales efforts to take into account the fact that the customer base for its products now includes hospital administrators, material management personnel, purchasing agents and review committees, in addition to surgeons. The need to sell effectively to all of these groups will continue to grow, and Encore intends to continue to address the evolving landscape of the orthopedic marketplace.

AFFILIATED SURGEONS

         A key aspect in Encore's development, marketing and sale of its products is the use of designing and consulting surgeons. Each major product is supported by several designing surgeons who assist Encore not only with the design of the product, but who also give demonstrations using the product, assist in developing marketing materials and participate at symposia addressing both clinical and economic aspects of the product. The designing surgeons working on a product are compensated with an aggregate royalty of approximately 5%, which is typically split among the group members. The designing and consulting surgeons may also receive stock options. Encore has encouraged interaction among the surgeons with visits to designing surgeons' institutions (e.g., viewing surgeries, training meetings and regional workshops) by attempting to regionalize the designing surgeon groups. Encore also has established relationships with consulting surgeons, who perform various consulting services for Encore. Such services include conducting clinical studies on various products, analysis of economic issues relating to use of the products, establishment of protocols for use of the products and participation at various symposia. Current consulting surgeons do not receive royalty payments but may be granted stock options under the 1997 Surgeon Advisory Stock Option Plan. Consulting surgeons are also occasionally paid consulting fees for their services to Encore in support of Encore products.

RESEARCH AND DEVELOPMENT

         Encore conducts extensive research and development programs at its facility in Austin, Texas. Such activities are focused on making improvements to existing products, developing new products using new materials and surgical applications and obtaining regulatory approval to market products in the United States and around the world.

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

MANUFACTURING

         Encore's management believes that Encore must be a low-cost manufacturer in order to effectively compete and that its manufacturing system must be flexible and responsive to ongoing supply demands. Encore uses both in-house manufacturing capabilities and relationships with third-party vendors to supply products. The third-party vendors may have special manufacturing capabilities (e.g., casting, forging, porous coating or sterilization) or may be general suppliers of finished components. With the exception of those vendors supplying special capabilities, the choice of in-house or vendor supply is based on available in-house capacity, lead time control, and cost control.

         Encore's in-house capacity includes CNC machine tools, belting, polishing, cleaning, packaging and quality control. Encore obtained ISO 9001 qualification and Medical Device Directive "CE" certification in 1996. At present, the machining capacity is used to produce about 75% of the implant units; third party manufacturers produce the remainder. The primary raw materials used in the manufacture of Encore's reconstructive products are cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene. Encore has alternate sources for all of its vendors and suppliers and believes that adequate capacity exists at its suppliers to meet all anticipated needs.

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

INTELLECTUAL PROPERTY

         Encore holds one United States patent, covering a tibia base plate design, used in connection with its Foundation(R) Knee System. It also has approximately ten (10) exclusive patent licenses, which protect Encore both in the United States and in several foreign countries. Encore has eight trademarks registered in the United States, one of which is also registered in Germany, Switzerland, Austria, China, Japan and the European Community, and another one that is also registered in Japan. Encore also depends on numerous unregistered trademarks, some of which have been submitted for registration in the United States. In the future, Encore will apply for such additional patents and trademarks as it deems appropriate. Finally, Encore relies on non-patented proprietary know-how, trade secrets, process and other proprietary information, which it protects through a variety of methods, including confidentiality agreements and proprietary information agreements.

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

         Under the Food, Drug and Cosmetic Act, as amended, medical devices are classified into one of three classes depending on the degree of risk imparted to patients by the medical device. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with Good Manufacturing Practices ("GMPs"), facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require pre-market review and clearance by the FDA through the 510(k) Premarket Notification process described below. Class II devices are subject to General Controls, as well as premarket demonstration of adherence to certain performance standards or other special controls as specified by the FDA. Premarket review and clearance by the FDA is accomplished through the 510(k) Premarket Notification procedure. In the 510(k) Premarket Notification procedure, the manufacturer submits appropriate information to the FDA in a Premarket Notification submission. If the FDA determines that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another similar commercially available device subsequently cleared through the 510(k) Premarket Notification process, it will grant clearance to commercially market the device. It generally takes three to 12 months from the date of submission to obtain clearance of a 510(k) Premarket Notification submission, but the process may take longer. If the FDA determines that the device, or its "labeled" intended use, is not "substantially equivalent," the FDA will automatically place the device into Class III.

         A Class III product is a product that has a wholly new intended use or is based on advances in technology for which the device's safety and effectiveness cannot be assured solely by the General Controls, performance standards and special controls applied to Class I and II devices. These devices often require formal clinical investigation studies to assess their safety and effectiveness. A Pre-Market Approval ("PMA") from the FDA is required before the manufacturer of a Class III product can proceed in marketing the product. The PMA process is much more extensive than the 510(k) Premarket Notification process. In order to obtain a PMA, Class III devices, or a particular intended use of any such device, must generally undergo clinical trials pursuant to an application submitted by the manufacturer for an IDE. An approved IDE exempts the manufacturer from the otherwise applicable FDA regulations and grants approval for the conduct of human clinical investigation in order to generate the clinical data necessary to scientifically evaluate the safety and efficacy of the Class III device or intended use.

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

         Encore must obtain export certificates from the FDA before it can export certain of its products and is subject to regulations in many of the foreign countries in which it sells its products. These include produce standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to Encore's devices and products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require Encore's products to be qualified before they can be marketed in those countries. To date, Encore has not experienced any difficulty in complying with these regulations. Encore has also implemented policies and procedures allowing it to position itself for the changing international regulatory environment. The ISO 9000 series of standards has been developed as an internationally recognized set of guidelines that are aimed at ensuring the design and manufacture of quality products. A company that passes an ISO audit and obtains ISO registration becomes internationally recognized as well run and functioning under a competent quality system. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 series certification, which is in some ways analogous to compliance with the FDA's GMP requirements. The European Community promulgated rules requiring medical products to receive a CE mark by mid-1998. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements. ISO 9000 series certification is one of the prerequisites for CE marking for most of Encore's products. ISO 9001 is the highest level of ISO certification, covering both the quality system for manufacturing, as well as the quality system for product design controls. Encore has received an ISO 9001 certification and "CE" certification.

         Certain provisions of the Social Security Act, commonly known as the "Medicare Fraud and Abuse Statute," prohibit entities, such as Encore, from offering, paying, soliciting or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Violation of this statute is a felony, punishable by fines of up to $25,000 per violation and imprisonment of up to five years. In addition, the U.
S. Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third party payor patients.

         Subject to certain exemptions, federal physician self-referral legislation prohibits a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. Penalties for violations include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each referral in violation of the statute and $100,000 for participation in a "circumvention scheme."

ITEM 2.  PROPERTIES

Encore owns no real property, however, Encore leases an approximately 70,000 square foot facility in Austin, Texas for its corporate headquarters, manufacturing facilities and warehouse for its business operations. This lease is a 10-year lease that commenced on April 1, 1997, with the option to renew for five years and with an option to terminate the lease after 5 years upon the payment of the unamortized leasehold improvement costs. The Company's monthly lease payments are approximately $35,422, for an annual lease payment of approximately $425,064, which amounts do not include the Company's share of applicable common area maintenance, property taxes and public utility charges.

ITEM 3.  LEGAL PROCEEDINGS

Encore is currently a defendant in a lawsuit styled Wright Medical Technologies, Inc. v. Encore Orthopedics, Inc., et al., C. A. No. 99CV4900(SSB), filed in the United States District Court of New Jersey. In this case, Wright alleges that Encore tortuously interfered with certain of Wright's contractual relationships and conspired to cause a former Wright sales person to breach its contract with Wright. Encore is actively and aggressively defending itself and does not believe that it has committed any act which would give rise to a finding that Encore is guilty of the charges leveled against it. The case is in the very preliminary stages and significant discovery and motions must still be undertaken.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and $5 Warrants are traded on the NASDAQ National Market System under the symbols "ENMC" and "ENMCW," respectively. The $7 Warrants is not traded on a public market. The following tables set forth for the periods indicated the high and low sales prices of the Company's Common Stock and $5 Warrants as reported on the NASDAQ National Market since January 1, 1998:

                                                          COMMON SHARES                    $5 WARRANTS
                                                       -------------------             -------------------
                                                       HIGH            LOW             HIGH            LOW
                                                       ----            ---             ----            ---
   1999
   First Quarter                                       $3.75           $2.88           $0.88          $0.63
   Second Quarter                                      $3.41           $2.69           $0.63          $0.47
   Third Quarter                                       $3.00           $2.25           $0.56          $0.34
   Fourth Quarter                                      $2.50           $1.75           $0.38          $0.19

                                                          COMMON SHARES                    $5 WARRANTS
                                                       -------------------             -------------------
                                                       HIGH            LOW             HIGH            LOW
                                                       ----            ---             ----            ---
   1998
   First Quarter                                       $5.31           $3.94           $1.38          $0.75
   Second Quarter                                      $4.94           $3.63           $1.19          $0.75
   Third Quarter                                       $4.63           $2.13           $0.88          $0.44
   Fourth Quarter                                      $3.88           $2.19           $0.88          $0.31

As of March 15, 2000, the Company had approximately 88 shareholders of record of the Company's Common Stock. There are in excess of 1,100 beneficial owners of the Company's Common Stock. As of March 15, 2000, the Company had approximately 14 holders of record of the Company's $5 Warrants. There are in excess of 300 beneficial owners of the Company's $5 Warrants. As of March 15, 2000, the Company had approximately 63 holders of record of the Company's $7 Warrants and approximately 70 beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth selected financial data with respect to the Company for the periods indicated. The data as of December 31, 1995, 1996, 1997, 1998 and 1999 and for each of the five years in the period ended December 31, 1999, have been derived from audited financial statements appearing elsewhere in this report. The selected financial data should be read in conjunction with the financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)      1999       1998       1997       1996        1995
                                          --------   --------   --------   --------    --------
STATEMENT OF OPERATIONS DATA
Sales                                     $ 26,095   $ 28,990   $ 24,440   $ 17,621    $ 13,791
Gross margin                                17,902     19,408     16,504     11,563       8,051
Income from operations                       3,015      3,201      2,500      2,129       1,758
Income before extraordinary  item            1,619      1,777      1,857      1,033       1,408
Net income (a)                               1,619      1,777      1,259      1,033       1,408
Basic earnings per common share               0.18       0.20       0.16      (0.04)       0.27
Shares used in computing basic earnings
     per share                               9,117      9,088      8,033      5,463       5,150
Diluted earnings per share                    0.16       0.17       0.12      (0.04)       0.23
Shares used in computing diluted
 earnings per share                         10,219     10,611     10,253      5,463       6,216

BALANCE SHEET DATA
Working capital                           $ 20,680   $ 17,954   $ 14,682   $ 10,012    $  7,231
Total assets                                36,915     30,556     25,721     20,275      12,757
Current portion of note payable and
    long-term debt                             734      1,265        612      2,764         293
Long-term debt, less current portion        12,047      5,603      3,244      6,013       4,479
Stockholders' equity                        21,074     19,824     18,024      6,589       5,170

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Encore develops, manufactures, markets and sells orthopedic implant devices and related surgical instrumentation to hospitals and stocking distributors. In the past five years, Encore has introduced its total joint replacement and trauma products to the marketplace and established both domestic and international distribution. Encore's strategy reflects its founders' beliefs that Encore must design and market high quality orthopedic products to a worldwide audience. Encore's past financial results are reflective of its efforts to develop the necessary infrastructure and relationships to make Encore a competitive participant in the orthopedics industry.

         Encore has invested in building a flexible infrastructure consisting of experienced personnel, business and management information systems, and floor space to provide the highest level of customer responsiveness at the lowest possible cost. The most current technology is employed to provide the visibility required throughout the Company to plan for and manage rapid growth.

         Encore has expanded its full line of total joint implants to cover knee, hip and shoulder applications. In addition, in May 1996, Encore acquired all of the assets and liabilities of Applied Osteo Systems, Inc. ("AOS"), an orthopedic company with products in the trauma implant area, in a transaction accounted for as a pooling of interest. In March 1999, Encore acquired substantially all of the stock of BTI, a company that had developed several trauma products. This acquisition was accounted for as a purchase. Encore merged with Healthcare Acquisition Corp. ("HCAC") in March 1997, which was treated as a recapitalization of Encore for financial statement purposes. All financial information included herein reflects these transactions.

         Encore has developed a network of independent sales representatives and direct sales persons that sell Encore's products throughout the United States. Encore has also established relationships with several international stocking distributors. Encore must receive 510(k) or PMA approval from the FDA for every product that it desires to sell in the United States and similar regulatory approvals in other countries in which it sells its products. Encore has received such approvals for all of its products that it currently markets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

         Sales were $26,095,000 for the year ended December 31, 1999, representing a decrease of $2,895,000 or 10% compared to total sales of $28,990,000 for the year ended December 31, 1998. This decrease in absolute sales reflects two different trends for Encore sales. On one hand, U.S. sales increased 6% over 1998. More productive sales territories, an increase in the number of sales territories and an increase in the number of products offered for sale fueled the increase in U.S. sales. On the other hand, outside the U.S., sales decreased 35% compared to the year ended December 31, 1998. This was mainly due to the significant decrease in the sales of Encore's former primary distributor for Europe. This relationship was changed in the summer of 1999 and Encore is actively engaged in pursuing alternative avenues for international distribution to remedy this situation. Encore has recently entered into distribution agreements for France and the Middle East and is actively engaged in negotiations with other distributors for other countries in Europe. In addition, Encore had terminated its relationship with its distributor for total joint products in Japan as of December 31, 1998. During 1999, Encore located and contracted with a new, highly experienced sales distribution company for carrying not only Encore's total joint lines of products, but also its new trauma products that it acquired when it acquired the trauma specialty company BTI. This sales force will complement the other Japanese sales force that is distributing Encore's specialty trauma line of intramedullary rods and external fixation system.

         Overall, while sales of reconstructive products decreased 14% to $23,490,000 in 1999, this decrease masks the significant increase in hip sales for Encore. These products were significantly aided by the addition of several new products that were introduced during 1998 and showed strong sales growth in 1999. The overall decrease in total joint sales was fueled by decreased sales of the Foundation(R) Total Knee Systems which were the only product being sold by Encore's former European distributor. Another strong indication of the progress that Encore made during 1999 is that trauma product sales have increased 56.9% over 1998. This increase was a result of having a broader product line, in part due to the acquisition of BTI, and having the products gain more acceptance throughout the United States. Another factor in the increased U.S. sales was the transition from a non-exclusive to an exclusive sales force. Going forward, rapid geographical expansion in the United States, an improvement in the quality of the sales force, adding new international distributors who will carry the full Encore product line and introduction of new products will fuel additional increases in sales in both the total joint and trauma segments of the business. Additionally, Encore received several of the needed FDA approvals to market spinal products during the later half of 1999 and will be able to bring these products to the United States during 2000.

         As an indication of the fiscal management and cost control that Encore exercised during 1999, gross margin as a percent of sales increased in 1999 even though sales overall decreased. Gross margin was 68.6% of sales in 1999 compared to 66.9% of sales for 1998. This was due both to the increase in U.S. sales, which generate a greater gross margin than sales outside the U.S., and continued monitoring of manufacturing costs.

         Even with a decrease in sales for 1999, Encore kept up its strong research and development program since it recognizes that new products are the lifeblood of expansion of an orthopedics company. As a percentage of sales, research and development expenses increased to 6.3% in 1999 from 5.8% in 1998. Current activities include a joint design effort with Norton Desmarquest Fine Ceramics to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee, clinical trials for a ceramic/ceramic hip system and a metal/metal hip system, development of a mobile bearing knee, development of a revision hip system and regulatory submissions for spine.

         Part of controlling expenses in a year when sales decreased was that selling, general and administrative expenses decreased by $1,284,000, or 9%, in 1999 when compared to the same period in 1998. While a part of this decrease came from lower commissions and royalties associated with the overall decrease in sales, significant portions of the savings came from management efforts undertaken in 1999. For example, the Company incurred costs in 1998 relating to consigned inventory discrepancies. Discrepancy charges in 1999 were insignificant.

         As a result of the fiscal management of Encore during a year of decreasing sales, operating income as a percent of sales increased 0.6% to 11.6% as compared to 1998 of 11%. So even though sales decreased by 10%, operating income only decreased 5.8% to $3,015,000, as compared to $3,201,000 for the year ended December 31, 1998.

         Interest expense increased by $523,000 in 1999 compared to 1998. This was due to an increase during 1999 in the average line of credit balance over the same period last year and the addition of interest on notes payable related to the acquisition of BTI on March 30, 1999. Other income increased $229,000 in 1999 due to licensing income and favorable foreign exchange gains.

         The total effect of the decrease in sales coupled with the strong fiscal management of Encore was that net income as a percent of sales increased to 6.2% in 1999 from 6.1% in 1998. In pure dollar terms, net income for the year ended December 31, 1999, decreased to $1,619,000 from $1,777,000 in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

         Sales were $28,990,000 for the year ended December 31, 1998, representing an increase of $4,550,000 or 18.6% over the year ended December 31, 1997. In 1998, U.S. sales and sales outside the U.S. increased 26.7% and 8.0%, respectively, over 1997. The increase in U.S. sales was fueled primarily by the growth of the U.S. sales force in the number of sales agents and more productive sales territories. Outside the U.S., the economic environment that existed in Asia affected sales. However, sales to the Japanese market rebounded substantially in the fourth quarter with the addition of new distribution, which was experienced in the orthopedic market. Sales of reconstructive products increased 20.4% to $27,373,000 in 1998, led by the Foundation(R) Total Knee, Hip and Shoulder Systems. Trauma product sales remained relatively flat. The increase in reconstructive products was attributed primarily to the expansion of the U.S. sales force. Continued transition from a non-exclusive to an exclusive sales force was a major factor for the flat sales of trauma products.

         Gross margin increased to $19,408,000 in 1998, or 66.9% of sales, as compared to $16,504,000 or 67.5% of sales for 1997. Gross margin as a percent of sales decreased slightly due to discounts and higher costs associated with the initial production of the Revelation(TM) and Linear(R) Hip Systems.

         Research and development expenses increased by $23,000 or 1.4% in 1998 when compared to the same period in 1997. Research and development activities increased to complete the design of two new hip stems and two acetabular systems that were released in early 1998. The Company effectively balanced the increased activity at the beginning of the year with expenditures in the remainder of the year to control expenses relative to sales by the end of 1998. Activities included a joint design effort with Norton Desmarquest Fine Ceramics to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee. Initiation of activities that address polyethylene wear in the hip included a FDA feasibility study for metal/metal articulation, as well as FDA approval to begin full clinical studies for metal/metal and ceramic/ceramic hips.

         Selling, general and administrative expenses increased by $2,180,000, or 17.6%, in 1998 when compared to the same period in 1997. This increase was due to additional instrumentation depreciation and continued investment in the development of the U.S. sales infrastructure, increase in commission and royalty expenses in conjunction with the increase in sales, costs associated with unsuccessful acquisition attempts and a charge for inventory discrepancies at consigned locations.

         Operating income increased 28% to $3,201,000, as compared to $2,500,000 for the year ended December 31, 1997. This increase was due to increased gross margins, which was partially offset by increased operating expenses.

         Interest expense decreased by $201,000 in 1998 compared to 1997. This was primarily related to the existence of $5 million in term debt in the first five months of 1997, which was paid off as of the end of May 1997. In addition, both a higher effective interest rate and the amortization of the related debt discount in the prior year affected the decrease in interest expense.

         Income before extraordinary item decreased slightly to $1,777,000 in 1998 from $1,857,000 in 1997. It is important to note that the 1997 result includes a one-time benefit of $537,000 from the reversal of a deferred tax asset valuation allowance. Absent such one time event, income before extraordinary item in 1997 would have been $1,320,000.

         There was no extinguishment of debt expense for the year ended December 31,1998, as compared to $598,000 for the same period in 1997. During the second quarter of 1997, the Company repaid $5 million of long term debt plus accrued interest of $39,000. The Company had previously capitalized approximately $476,000 of financing costs and established a debt discount of $821,000 associated with detachable put warrants issued in accordance with the debt. The unamortized portions of these two items were expensed in conjunction with the repayment of the debt, resulting in an extraordinary charge to earnings of $598,000, which was net of an income tax benefit of $308,000.

         Net income for the year ended December 31, 1998 increased 41.1% to $1,777,000 from $1,259,000 in 1997.

CAPITAL EXPENDITURES

         Encore has spent a significant amount of its resources over the past several years on building a state-of-the-art, fully integrated orthopedic implant company. These expenditures have included the investment in surgical instrumentation, machine tools to increase manufacturing capacity, computer hardware and software, and equipment required to support a growing organization. Over the last several years, Encore has acquired machine tools primarily through capital leases. Encore has made significant investments in surgical instrumentation, as such instrumentation is necessary to implant Encore reconstructive products. Also, the size of the sales force and the increases in the product lines have necessitated increases in the need for additional surgical instruments. In the United States, these instruments are capitalized and depreciated. They are loaned to the sales force without charge to aid in sales. Internationally, these instruments are sold or leased to distributors. The amounts of surgical instruments capitalized in 1997, 1998 and 1999 were $1,180,000, $1,590,000 and $1,373,000 respectively. Other capital expenditures during those periods were $978,000, $1,321,000 and $731,000, respectively.

         As a growing organization, Encore has devoted significant capital resources to expanding and improving its management information systems through additions of hardware and software. In addition, during 1999, Encore dealt with Y2K issues. The expenditures for these computer improvements were approximately $249,000 in 1999, $370,000 in 1998 and $454,000 in 1997.

LIQUIDITY

         Since its inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $15 million revolving credit facility. As of December 31, 1999, the Company had drawn approximately $9 million. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it on a daily basis. Encore's bank accounts sweep funds to either reduce or increase the loan balance, as needed, and invests any excess funds if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the cash balance at Wells Fargo remains at zero as long as Encore is a net borrower. This sweep feature has the effect of minimizing interest cost and automatically investing any excess funds.

         The Company's continued strong growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of December 31, 1999, the Company had net working capital of approximately $21.0 million as compared to approximately $18 million at December 31, 1998. This increase was primarily due to the increases in inventory and a decrease in the current portion of a payment to a related party, and accounts payable and accrued expenses.

         During the third quarter of 1998 and continuing in 1999, the Company began actively purchasing its equity securities, both common stock and $5 Warrants, in connection with the buyback program it announced at the beginning of 1998. This program was initiated because Company management and the Board of Directors felt that the Company's equity was undervalued. The Company repurchased 310,800 and 185,200 shares of common stock in 1998 and 1999 respectively, and 231,800 and 81,500 $5 Warrants during those periods, respectively. This program is ongoing.

FORWARD LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent Encore's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of Encore's products, profit margins and the sufficiency of Encore's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, Encore's dependence on the ability of its third-party manufacturers to produce components on a basis that is cost-effective to Encore, market acceptance of Encore's products and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 7A. MARKET RISK DISCLOSURE

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                          Page
                                                                                                          ----
   Report of Independent Accountants                                                                        15
   Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998                                16
   Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997                   17
   Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
       December 31, 1999, 1998 and 1997                                                                     18
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997               19
   Notes to Consolidated Financial Statements for the Years Ended December 31, 1999, 1998 and 1997          20

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Encore Medical Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Encore Medical Corporation and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP


Austin, Texas
January 28, 2000

ENCORE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                             1999          1998
                                                          ----------    ----------
ASSETS
Current assets:
    Cash and cash equivalents                             $        1    $        1
    Accounts receivable, net of allowance for doubtful
      accounts of $112 and $145, respectively                  4,454         6,297
    Inventories                                               19,090        16,176
    Prepaid expenses and other current assets                    929           609
                                                          ----------    ----------
        Total current assets                                  24,474        23,083

Property and equipment, net                                    6,218         6,147
Intangible assets, net                                         5,396           340
Other assets                                                     827           986
                                                          ----------    ----------
        Total assets                                      $   36,915    $   30,556
                                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                     $      734    $      465
    Current portion of payable to a related party                 --           800
    Accounts payable and accrued expenses                      3,060         3,864
                                                          ----------    ----------
        Total current liabilities                              3,794         5,129

Long-term debt, net of current portion                        12,047         5,603
                                                          ----------    ----------
      Total liabilities                                       15,841        10,732
                                                          ----------    ----------

Stockholders' equity:
    Common stock, $0.001 par value, 35,000,000 shares
      authorized; 9,340,000 and 9,248,000
      shares issued, respectively                                  9             9
    Additional paid-in capital                                19,379        19,267
    Deferred compensation                                       (288)         (310)
    Retained earnings                                          3,275         1,656
    Less cost of repurchased stock, warrants and rights
       (278,000 and 110,000 shares, respectively)             (1,301)         (798)
                                                          ----------    ----------
        Total stockholders' equity                            21,074        19,824
                                                          ----------    ----------
        Total liabilities and stockholders' equity        $   36,915    $   30,556
                                                          ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

ENCORE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                            1999           1998          1997
                                                          ----------    ----------    ----------
Sales                                                     $   26,095    $   28,990    $   24,440
Cost of sales                                                  8,193         9,582         7,936
                                                          ----------    ----------    ----------
        Gross margin                                          17,902        19,408        16,504

Operating expenses:
   Selling, general and administrative                        13,256        14,540        12,360
   Research and development                                    1,631         1,667         1,644
                                                          ----------    ----------    ----------
      Income from operations                                   3,015         3,201         2,500

Other income (expense):
  Interest income                                                  7            --            77
  Interest expense                                              (977)         (454)         (655)
  Other income (expense)                                         222            --           (73)
                                                          ----------    ----------    ----------
Income before extraordinary item and income taxes              2,267         2,747         1,849
Provision (benefit) for income taxes                             648           970            (8)
                                                          ----------    ----------    ----------
Income before extraordinary item                               1,619         1,777         1,857
Extinguishment of debt (net of tax benefit of $308)               --            --          (598)
                                                          ----------    ----------    ----------
      Net income                                          $    1,619    $    1,777    $    1,259
                                                          ==========    ==========    ==========


EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
Basic earnings per share-
    Income before extraordinary item applicable
      to common stock                                     $      .18    $      .20    $      .23
    Extinguishment of debt                                        --            --          (.07)
                                                          ----------    ----------    ----------
    Basic earnings per share                              $      .18    $      .20    $      .16
                                                          ==========    ==========    ==========
    Shares used in computing basic earnings per share          9,117         9,088         8,033
                                                          ==========    ==========    ==========
Diluted earnings per share-
    Income before extraordinary item applicable
      to common stock                                     $      .16    $      .17    $      .18
    Extinguishment of debt                                        --            --          (.06)
                                                          ----------    ----------    ----------
    Diluted earnings per share                            $      .16    $      .17    $      .12
                                                          ==========    ==========    ==========
    Shares used in computing diluted earnings per share       10,219        10,611        10,253
                                                          ==========    ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

ENCORE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)


                                    PREFERRED STOCK         COMMON STOCK     ADDITIONAL    DEFERRED   RETAINED
                                 --------------------    -------------------   PAID-IN      COMPEN-   EARNINGS
                                  SHARES     AMOUNT       SHARES     AMOUNT    CAPITAL      SATION    (DEFICIT)
                                 --------    --------    --------   --------   --------    --------    --------
BALANCE AT DECEMBER 31, 1996          652    $  2,935       5,627   $      6   $  6,468    $   (153)   $ (2,667)

Issuance of Common stock               --          --         803          1        353          --          --

Deferred compensation                  --          --          --         --        352        (352)         --

Amortization of deferred               --          --          --         --         --          87          --
compensation

Cancellation of put feature of         --          --          --         --        996          --       1,301
warrants

Merger with HCAC                     (652)     (2,935)      2,617          2     10,342          --          --

Other                                  --          --          --         --         35          --          (6)

Net Income                             --          --          --         --         --          --       1,259
                                 --------    --------    --------   --------   --------    --------    --------

                                 --------    --------    --------   --------   --------    --------    --------
BALANCE AT DECEMBER 31, 1997           --          --       9,047          9     18,546        (418)       (113)
                                 --------    --------    --------   --------   --------    --------    --------

Issuance of common stock               --          --         201         --        342          --          --

Deferred compensation                  --          --          --         --         24         (24)         --

Amortization of deferred               --          --          --         --         --         132          --
compensation

Purchase of treasury stock             --          --          --         --         --          --          --

Issuance of treasury stock             --          --          --         --        283          --          (8)

Tax benefit associated with            --          --          --         --         72          --          --
stock options

Net Income                             --          --          --         --         --          --       1,777
                                 --------    --------    --------   --------   --------    --------    --------

BALANCE AT DECEMBER 31, 1998           --          --       9,248          9     19,267        (310)      1,656
                                 --------    --------    --------   --------   --------    --------    --------

Issuance of common stock               --          --          92         --        124          --          --

Deferred compensation                  --          --          --         --         28         (28)         --

Amortization of deferred               --          --          --         --         --         133          --
compensation

Purchase of treasury stock             --          --          --         --         --          --          --

Issuance of treasury stock             --          --          --         --        (71)        (83)         --

Tax benefit associated with            --          --          --         --         31          --          --
stock options

Net income                             --          --          --         --         --          --       1,619
                                 --------    --------    --------   --------   --------    --------    --------

BALANCE AT DECEMBER 31, 1999           --    $     --       9,340   $      9   $ 19,379    $   (288)   $  3,275
                                 ========    ========    ========   ========   ========    ========    ========
                                                           TOTAL
                                    TREASURY STOCK        STOCK-
                                 --------------------     HOLDERS'
                                  SHARES      AMOUNT      EQUITY
                                 --------    --------    --------
BALANCE AT DECEMBER 31, 1996           --    $     --    $  6,589

Issuance of Common stock               --          --         354

Deferred compensation                  --          --          --

Amortization of deferred               --          --          87
compensation

Cancellation of put feature of         --          --       2,297
warrants

Merger with HCAC                       --          --       7,409

Other                                  --          --          29

Net Income                             --          --       1,259
                                 --------    --------    --------

                                 --------    --------    --------
BALANCE AT DECEMBER 31, 1997           --          --      18,024
                                 --------    --------    --------

Issuance of common stock               --          --         342

Deferred compensation                  --          --          --

Amortization of deferred               --          --         132
compensation

Purchase of treasury stock           (366)     (1,545)     (1,545)

Issuance of treasury stock            256         747       1,022

Tax benefit associated with            --          --          72
stock options

Net Income                             --          --       1,777
                                 --------    --------    --------

BALANCE AT DECEMBER 31, 1998         (110)       (798)     19,824
                                 --------    --------    --------

Issuance of common stock               --          --         124

Deferred compensation                  --          --          --

Amortization of deferred               --          --         133
compensation

Purchase of treasury stock           (217)       (677)       (677)

Issuance of treasury stock             49         174          20

Tax benefit associated with            --          --          31
stock options

Net income                             --          --       1,619
                                 --------    --------    --------

BALANCE AT DECEMBER 31, 1999         (278)   $ (1,301)   $ 21,074
                                 ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

ENCORE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                            FOR THE YEAR ENDED
                                                                                 DECEMBER 31,
                                                                       1999          1998          1997
                                                                    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $    1,619    $    1,777    $    1,259
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                      2,683         1,945         1,451
      Loss on disposal of fixed assets                                      --             6           588
      Deferred tax benefit                                                  --            --          (524)
      Amortization of debt discount                                         --            --            65
      Other                                                                 --            --            13
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                         1,898        (1,234)         (596)
      Increase in inventories                                           (2,296)       (2,817)       (3,447)
      (Increase) decrease in prepaid expenses and other assets          (1,410)          142           (43)
      (Decrease) increase in accounts payable and
        accrued expenses                                                (1,574)           23         1,295
                                                                    ----------    ----------    ----------
           Net cash provided by (used in) operating activities             920          (158)           61
                                                                    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BTI                                                      (1,068)           --            --
Purchases of property and equipment                                     (2,103)       (2,765)       (2,007)
Proceeds from sale of assets                                                 5            12            --
                                                                    ----------    ----------    ----------
           Net cash used in investing activities                        (3,166)       (2,753)       (2,007)
                                                                    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits associated with stock options                                  31            72            --
Proceeds from issuance of common stock                                      37           342         7,971
Payments to acquire treasury stock                                        (570)       (1,545)           --
Proceeds from issuance of treasury stock                                    --         1,022            --
Payments for merger expenses                                                --            --          (462)
Payment on payable to a related party                                     (800)         (300)         (300)
Proceeds from debt                                                       4,219         3,699         1,798
Payments on debt                                                          (671)         (387)       (7,524)
                                                                    ----------    ----------    ----------
           Net cash provided by financing activities                     2,246         2,903         1,483
                                                                    ----------    ----------    ----------
           Net increase (decrease) in cash and cash
             equivalents                                                    --            (8)         (463)
           Cash and cash equivalents at beginning of year                    1             9           472
                                                                    ----------    ----------    ----------
           Cash and cash equivalents at end of year                 $        1    $        1    $        9
                                                                    ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for:
    Interest                                                        $      977    $      454    $      590
    Income taxes                                                           969           625           327

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
Noncash equity transactions                                         $       --    $      184    $      459
Capital lease obligations related to equipment
    leases entered into during the year                                    310           560           447
Acquisition of BTI
   Fair value of assets acquired                                         5,002
   Cash paid for net assets of BTI                                      (1,068)
                                                                    ----------
          Liabilities assumed                                            3,934

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

BASIS OF PRESENTATION

In November 1996, Encore and Healthcare Acquisition, Inc., a wholly owned subsidiary of Healthcare Acquisition Corp. ("HCAC"), a publicly traded, specified purpose acquisition company, executed a definitive agreement and plan of merger (the "Merger Agreement"). Effective March 25, 1997, the merger was completed and HCAC's name was changed to Encore Medical Corporation.

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

On March 30, 1999, the Company and BTI executed a stock purchase agreement whereby Encore purchased substantially all of the outstanding stock of BTI in exchange for cash and promissory notes payable to the former shareholders of BTI. This acquisition has been accounted for as a purchase and, accordingly, the results of BTI have been included in the accompanying financial statements beginning March 30, 1999. The terms of the agreement require a total cash payment of $1,068,000 and issuance of notes payable of $3,166,000. For financial reporting purposes, $140,000 of the purchase price was recorded as purchased technology, which is being amortized over seven years, and $4,190,000 was recorded as goodwill, which is being amortized over 15 years. BTI did not have significant operations relative to the Company prior to the merger. Therefore, pro forma presentation of combined results of operations for periods presented is not considered meaningful and has been omitted.

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

INTANGIBLE AND OTHER ASSETS

Intangible assets consist of goodwill, agency rights and purchased technology and are carried at cost less accumulated amortization. Amortization of intangibles is computed based on the straight-line method over periods ranging from five to fifteen years. Intangible assets are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable. Other assets consist of the non-current portion of advanced commissions to sales representatives and deferred income taxes. Advanced commissions are offset against future sales commissions earned. Deferred income taxes reflect the differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes based on currently enacted tax laws.

COMMON STOCK PUT WARRANTS

The common stock put warrants were issued in 1995 and 1996 and are further described in Note 7. Changes in the estimate of the redemption amount from the date of issuance have been recognized on a prospective basis as a charge to the accumulated deficit. These warrants were exercised in 1997.

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

RESEARCH AND DEVELOPMENT

Research and development expenses relate primarily to the technological development and enhancement of reconstructive, trauma and spinal devices. Research and development costs are charged to expense as incurred.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

EARNINGS PER SHARE

Earnings per share ("EPS") has been presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable and payable, and long-term debt approximate fair values. The Company estimates the fair value of its long term fixed rate debt generally using discounted cash flow analysis based on the Company's current borrowing rate for debt with similar maturities, terms and characteristics.

2.       INVENTORIES

Inventories consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         1999           1998
                                                      ----------     ----------
Components and raw materials                          $    3,953     $    4,159
Work in process                                            1,097          1,537
Finished goods                                            14,811         11,403
                                                      ----------     ----------
                                                          19,861         17,099
Less - reserve for obsolescence                             (771)          (923)
                                                      ----------     ----------
                                                      $   19,090     $   16,176
                                                      ==========     ==========

3.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            1999          1998
                                                         ----------    ----------
Equipment                                                $    4,393    $    4,001
Furniture and fixtures                                        2,072         1,757
Leasehold improvements                                          580           572
Surgical instrumentation devices                              6,857         5,597
                                                         ----------    ----------
                                                             13,902        11,927
Less - accumulated depreciation and amortization             (7,684)       (5,780)
                                                         ----------    ----------
                                                         $    6,218    $    6,147
                                                         ==========    ==========

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 1999, 1998 and 1997 was $2,026,000, $1,699,000 and
$1,276,000, respectively.

4.       INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                             1999          1998
                                                           ----------    ----------
Goodwill                                                        4,190            --
Agency rights                                                   1,250            --
Purchased technology                                              645           505
                                                           ----------    ----------
                                                                6,085           505
Less - accumulated amortization                                  (689)         (165)
                                                           ----------    ----------
                                                                5,396           340
                                                           ==========    ==========

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           1999         1998
                                                         ----------   ----------
Accounts payable                                         $    1,393   $    1,197
Accrued wages and related expenses                              206          545
Accrued commissions                                           1,076        1,459
Accrued royalties                                               168          290
Accrued taxes                                                   217          333
Other accrued liabilities                                        --           40
                                                         ----------   ----------
                                                         $    3,060   $    3,864
                                                         ==========   ==========

6.       LONG-TERM DEBT AND LEASES

LONG-TERM DEBT

Long-term debt (including capital lease obligations and a payable to a related party) consists of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                                    1999     1998
                                                                                  -------   ------
$15,000,000 revolving credit facility from a financial institution; interest at the lesser of the institution's base rate or LIBOR plus 2% ( 8.5% at
    December 31, 1999), payable monthly; collateralized by all assets of Encore and guaranteed by the Company; commitment fee of 0.25% of unused balance, payable monthly; due May 2001; available borrowings at December 31, 1999 of
    $6,112,000, calculated as the
    credit limit less total borrowings and letters of credit of $128,000          $ 8,760   $4,883

Non-interest bearing, unsecured payable to a related party, principal payable through March 1999 or due in full upon certain other
    corporate transactions                                                             --      800

8.9%unsecured notes payable to individuals in connection with the BTI acquisition, payable in varying quarterly installments through
    March 31, 2005                                                                  3,000       --

Capital lease obligations, secured by related equipment                               934    1,130
Escalated rental payments                                                              87       55
                                                                                  -------   ------
                                                                                   12,781    6,868

Less - current portion                                                                734    1,265
                                                                                  -------   ------
                                                                                  $12,047   $5,603
                                                                                  =======   ======

The debt agreement related to the revolving credit facility contains warranties and covenants and requires maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreement and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement. As of December 31, 1999 and 1998, the Company was in compliance with all debt covenants and warranties.

At December 31, 1999, the aggregate amount of annual principal maturities of long-term debt (excluding capital lease obligations) is as follows (in thousands):

          YEAR ENDED DECEMBER 31,
                  2000                                            $         314
                  2001                                                    9,206
                  2002                                                      614
                  2003                                                      703
                  2004 and thereafter                                     1,010
                                                                  --------------
                                                                  $      11,847
                                                                  =============

LEASES

The Company leases building space, manufacturing facilities and equipment under non-cancelable lease agreements that expire at various dates. At December 31, 1999, future minimum lease payments are as follows (in thousands):

                                                                        CAPITAL           OPERATING
                                                                         LEASES            LEASES
                                                                      --------------     --------------
    YEAR ENDING DECEMBER 31,
           2000                                                       $         486      $         446
           2001                                                                 259                446
           2002                                                                 191                509
           2003                                                                  87                507
           2004 and thereafter                                                   38                488
                                                                      -------------      -------------
    Total minimum lease payments                                              1,061      $       2,396
                                                                                         =============
    Less - amounts representing interest                                        127
                                                                      -------------
    Net minimum lease payments                                                  934
    Less - current portion of obligations under capital leases                  420
                                                                      -------------
                                                                      $         514
                                                                      =============

Rental expense under operating leases totaled $669,000, $616,000 and $471,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Leased equipment and furniture and fixtures under capital leases, included in property and equipment in the accompanying financial statements, is as follows (in thousands):

                                                             DECEMBER 31,
                                                        1999           1998
                                                      ----------     ----------
Equipment                                             $    1,656     $    1,409
Furniture and fixtures                                       618            556
Less - accumulated amortization                             (958)          (633)
                                                      ----------     ----------
                                                      $    1,316     $    1,332
                                                      ==========     ==========

7.       CAPITAL STOCK

PREFERRED STOCK

Preferred stock may be issued at the discretion of the Board of Directors (the "Board") of the Company with such designation, rights and preferences as the Board may determine from time to time. The preferred stock may have dividend, liquidation, conversion, voting or other rights that may be more expansive than the rights of the holders of the common stock. At December 31, 1999, the Company has 1,000,000 shares of authorized preferred stock, none of which has been issued.

STOCK OPTION PLANS

The Company has six stock option plans. All options granted under the plans are exercisable for common stock in the Company as described below. The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Under APB 25, no compensation cost has been recognized for grants under the stock option plans, except for grants made to individuals other than employees for services provided to the Company. The Company has recorded deferred compensation for the fair value of grants made to individuals other than employees and is amortizing such amount to income over the vesting period or contract period for the options. Deferred compensation amortization was $133,000, $132,000 and $87,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                  FOR THE YEAR ENDED
                                                                                      DECEMBER 31,
                                                                      1999                1998              1997
                                                                     --------           --------          --------
Net income                              As reported                  $  1,619           $  1,777          $  1,259
                                        Pro forma                       1,401              1,713               908

Net income per share
      Basic:                            As reported                      0.18               0.20              0.16
                                        Pro forma                        0.15               0.19              0.11

      Diluted:                          As reported                      0.16               0.17              0.12
                                        Pro forma                        0.14               0.16              0.09

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

In addition, the Company has the following stock option plans under which the Company is no longer issuing new options but which, nevertheless, have outstanding options. The 1992 Stock Option Plan provided for the grant of both incentive and non-qualified stock options to directors, employees and certain other persons affiliated with Encore. The 1993 Distributor Stock Option Plan provided for the grant of stock options to those who were sales representatives and distributors of Encore's products, and the 1993 Surgeon Advisory Panel Stock Option Plan provided for the grant of stock options to those who were serving as members of Encore's surgeon advisory panel.

The stock options granted under all of these plans are granted at or in excess of fair market value on the date of grant, vest ratably over a predefined period, and generally expire no more than 10 years from the date of grant. At December 31, 1999, the Company had reserved a total of 5,314,842 shares of common stock for the plans.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                                                    1999              1998              1997
                                                               ---------------   ----------------  ----------------
Employee options-
    Dividend yield                                                        --%                --%               --%
    Expected volatility                                                 65.0%              55.0%             25.0%
    Risk-free interest rate                                              6.0%              6.01%             6.01%
    Expected life                                                   1-4 years        1 - 4 years           4 years

Other than employee options-
    Dividend yield                                                        --%                --%               --%
    Expected volatility                                                 65.0%              55.0%             25.0%
    Risk-free interest rate                                              6.0%              6.01%             6.01%
    Expected life                                                     5 years          3-4 years         3-4 years

A summary of the status of the Company's stock option plans is presented below:

                                                                              DECEMBER 31,
                                       -------------------------------------------------------------------------------------------
                                                    1999                          1998                           1997
                                       -----------------------------  -----------------------------  -----------------------------
                                                         WEIGHTED-                      WEIGHTED-                     WEIGHTED-
                                                         AVERAGE                         AVERAGE                       AVERAGE
                                                         EXERCISE                        EXERCISE                     EXERCISE
                                           SHARES          PRICE         SHARES           PRICE         SHARES          PRICE
                                       -------------   -------------  -------------   -------------  -------------   -------------
EMPLOYEE OPTIONS
Outstanding, beginning of year             3,257,112   $        2.20      2,858,808   $        1.83      2,538,138   $        1.46
Granted-
     At market                               180,500            2.33        669,000            3.55        414,441            4.72
     Above market                                 --              --             --              --             --              --
Exercised                                    (80,840)           1.61       (184,574)           1.42        (93,771)           1.06
Canceled                                    (122,233)           2.13        (86,122)           4.59             --
                                       -------------                  -------------                  -------------
Outstanding, end of year                   3,234,539            2.26      3,257,112            2.20      2,858,808            1.83
                                       =============                  =============                  =============

Options exercisable at year end            2,735,039                      2,709,115                      2,774,366
Weighted-average fair value of
     options granted during the year-
       At market                                       $        2.38                  $        3.47                  $        1.21
       Above market                                               --                             --                             --

                                                                       DECEMBER 31,
                                         --------------------------------------------------------------------------
                                                 1999                      1998                        1997
                                         ---------------------      --------------------       --------------------
                                                      WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                                       AVERAGE                   AVERAGE                    AVERAGE
                                                      EXERCISE                  EXERCISE                   EXERCISE
                                         SHARES        PRICE        SHARES       PRICE         SHARES       PRICE
                                         -------      --------      -------     --------       -------     --------
OTHER THAN EMPLOYEE OPTIONS
Outstanding, beginning of year           957,070      $   4.10      896,010     $   4.10       732,865     $   1.86
Granted-
     At market                            70,000          3.97      282,500         4.07       324,583         4.32
     Above market                         36,500          4.39           --           --       110,000         5.00
Exercised                                     --            --      (18,767)        2.82      (155,073)        1.38
Canceled                                (269,767)         4.38     (202,673)        4.76      (116,365)        4.66
                                      ----------                 ----------                -----------
Outstanding, end of year                 793,803          4.17      957,070         4.10       896,010         4.10
                                      ==========                 ==========                ===========

Options exercisable at year end          607,478                    544,115                    218,985
Weighted-average fair value of
     options granted during the year-
       At market                                      $   3.45                  $   3.75                   $    .84
       Above market                                       2.84                        --                       1.03

The following table summarizes information about stock options outstanding at December 31, 1999:

                                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                               ------------------------------------------------  -------------------------------
                                                 WEIGHTED-
                                                  AVERAGE
                                                 REMAINING        WEIGHTED-                         WEIGHTED-
         RANGE OF                               CONTRACTUAL        AVERAGE                           AVERAGE
      EXERCISE PRICES             NUMBER            LIFE            PRICE            NUMBER           PRICE
----------------------------   --------------  ---------------  ---------------  ---------------  --------------
                                                  (YEARS)
      $0.56 to $1.90               1,804,921        3.35             $    1.21        1,769,921       $    1.19
      $2.14 to $3.95               1,180,284        5.73                  2.76          711,272            2.58
      $4.23 to $4.91                 643,500        3.73                  4.65          546,833            4.70
       $5.00 or more                 399,637        4.77                  5.51          314,491            5.49
                                 -----------                                        -----------
                                   4,028,342                                          3,342,517
                                 ===========                                        ===========

COMMON STOCK PUT WARRANTS

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

In connection with the merger with HCAC described in Note 1, the holders of these warrants agreed to cancel the put feature. Subsequent to the merger, all of these warrants were exercised in 1997 and no further adjustment to net income applicable to common stock was required.

HCAC $7 WARRANTS

As discussed in Note 1, HCAC $7 warrants were issued for each common and preferred share of Encore in connection with the merger. These warrants are convertible into one share of common stock for each warrant and expire on March 25, 2001. The Company conducted a tender offer for these $7 warrants and the rights to acquire the $7 warrants in December 1998. Of the 1,673,948 total $7 warrants and rights, 978,383 shares were tendered and purchased by the Company for a total consideration of $239,080.

OTHER HCAC TRANSACTIONS

HCAC issued 3,850,000 warrants (the "$5 warrants") in connection with a public offering in March 1996. These warrants have an exercise price of $5.00 per share and are convertible into one share of common stock for each warrant. These warrants expire on March 8, 2003, but are callable by the Company for $0.01 per warrant at such time as the common shares of the Company have traded at a price of $8.50 per share for 20 consecutive trading days. The Company repurchased 231,800 and 81,500 of these $5 warrants in 1998 and 1999, respectively.

Additionally, in connection with the public offering, HCAC issued 150,000 unit options to the underwriters of the offering. These unit options allow the holder to receive one share of common stock and two $5 warrants for each unit option. These unit options have an exercise price of $6.60. The unit options and the $5 warrants connected with the unit options expire on March 8, 2001.

TREASURY STOCK

The Company began acquiring shares of its common stock and $5 warrants in connection with a stock repurchase program announced in January 1998. That program authorizes the Company to purchase up to one million common shares or $5 warrants from time to time on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. The Company purchased 310,800 shares for $937,000 and 185,200 shares for $495,000 in 1998 and 1999, respectively. The Company purchased 231,800 $5 warrants for $170,000 and 81,500 $5 warrants for $68,000 in 1998 and 1999, respectively. The purpose of the stock and warrant repurchase program is to help the Company achieve its long-term goal of enhancing stockholder value. In connection with a tender offer conducted in December 1998, the Company purchased 978,383 of the 1,673,948 total $7 warrants and rights to acquire $7 warrants for a total consideration of $239,080.

8.       SEGMENT INFORMATION

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

While the Company sells its many products in many different markets, management has chosen to organize the Company by geographic areas and, as a result, it has only one reportable segment. All selling and administrative expenses, interest income, interest expense, depreciation and amortization are recorded in the United States. In addition, all identifiable assets are located in the United States.

During the three years ended December 31, 1999, the Company's international sales were primarily to a few foreign distributors, one of which has individually accounted for approximately 20% of total Company sales during such periods. Following are the Company's international sales by geographic area (in thousands) and the percentage of total Company sales generated by one distributor:

                                                   FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                            1999          1998          1997
                                         ----------    ----------    ----------
     Net Sales:
     United States                       $   18,672    $   17,557    $   13,856
     Europe                                   5,784         9,660         8,747
     Asia                                     1,639         1,773         1,837
                                         ----------    ----------    ----------
                                         $   26,095    $   28,990    $   24,440
                                         ==========    ==========    ==========

     Distributor A                               19%           21%           26%

Net sales of orthopedic products by product category are as follows (in thousands):

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                               1999         1998         1997
                                            ----------   ----------   ----------
     Reconstructive                         $   23,395   $   27,374   $   22,730
     Fixation                                    2,541        1,616        1,710
     Other                                         159           --           --
                                            ----------   ----------   ----------
                                            $   26,095   $   28,990   $   24,440
                                            ==========   ==========   ==========

9.       INCOME TAXES

The income tax provision (benefit) consists of the following (in thousands):

                                                      FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                 1999         1998         1997
                                              ----------   ----------   ----------
      Continuing operations:
         Current income taxes:
            Federal                           $      531   $      724   $      514
            State                                     57           82            2
                                              ----------   ----------   ----------
                                                     588          806          516
                                              ----------   ----------   ----------
         Deferred income taxes:
            Federal                                   63          173         (521)
            State                                     (3)          (9)          (3)
                                              ----------   ----------   ----------
                                                      60          164           (8)
                                              ----------   ----------   ----------
      Extinguishment of debt:
         Current                                      --           --         (308)
                                              ----------   ----------   ----------
                                                      --           --         (308)
                                              ----------   ----------   ----------
                                              $      648   $      970   $     (316)
                                              ==========   ==========   ==========

The difference in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                   FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                              1999         1998         1997
                                           ----------   ----------   ----------
Tax at statutory rate                      $      781   $      934   $      321
Add (deduct) the effect of --
    FSC benefit                                  (100)         (58)         (68)
    State income taxes                             36           48           (1)
    Change in valuation allowance                  --           --         (537)
    Nondeductible expenses and other, net         (37)          85           21
    Utilization of R&D credit                     (32)         (39)         (52)
                                           ----------   ----------   ----------
                                           $      648   $      970   $     (316)
                                           ==========   ==========   ==========

The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31,
                                                           1999         1998
                                                        ----------   ----------
    Deferred tax assets:
       Minimum tax credit carry forward                 $       34   $      143
       Inventory and other reserves                            406          427
       Accrued bonuses and salaries                            193          170
       Other                                                     2           23
                                                        ----------   ----------
            Deferred tax assets                                635          763

    Deferred tax liability:
       Depreciation                                           (335)        (403)
                                                        ----------   ----------
            Net deferred tax asset                      $      300   $      360
                                                        ==========   ==========

Prior to 1997, the Company placed a valuation allowance against its otherwise recognizable net deferred tax assets due to uncertainties regarding the realization of these assets. During 1997, management determined that it was more likely than not that the benefits of such deferred tax assets would be realized and, therefore, eliminated the valuation allowance of $537,000.

10.      EARNINGS PER SHARE

Basic EPS is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income applicable to common stockholders by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents outstanding is computed using the treasury stock method.

Following is a reconciliation of the basic and diluted per share computations (dollars in thousands, except for per share amounts):

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                        1999         1998         1997
                                                     -----------  -----------  -----------
Net income (basic)                                   $     1,619  $     1,777  $     1,857

Effect of dilutive securities                                 --           --           --
                                                     -----------  -----------  -----------
Net income (diluted)                                 $     1,619  $     1,777  $     1,857
                                                     ===========  ===========  ===========

Shares used in computing basic earnings per share      9,117,356    9,088,294    8,032,887
Stock options                                          1,101,763    1,522,396    1,821,436
Put warrants                                                  --           --      248,250
Convertible preferred stock                                   --           --      149,991
                                                     -----------  -----------  -----------
Shares used in computing diluted earnings per share   10,219,119   10,610,690   10,252,564
                                                     ===========  ===========  ===========

Earnings per share
   Basic                                             $      0.18  $      0.20  $      0.23
                                                     ===========  ===========  ===========

   Diluted                                           $      0.16  $      0.17  $      0.18
                                                     ===========  ===========  ===========

Options and warrants to purchase 1,868,948 and 4,670,597 shares of common stock, respectively, were outstanding at December 31, 1999, but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares.

11.      RELATED PARTY TRANSACTIONS

Effective April 1, 1992, a stockholder of the Company sold to the Company certain intellectual property, including trade secrets, manufacturing processes, instrumentation, technical knowledge and patent rights for a knee device for $2,000,000. The Company contracted to pay annually the greater of an amount equal to 1.08% of the total gross sales related to sales of any knee systems incorporating material elements of this knee device (not to exceed $2,000,000) or certain fixed payments (without interest) through March 31, 1999. The Company recorded the related asset at the stockholder's basis of $0 and reflected $2,000,000 in long-term debt. The excess of consideration paid over the stockholder's basis was charged to stockholders' equity.

12.      COMMITMENTS AND CONTINGENCIES

As of December 31, 1999, the Company had entered into purchase commitments for inventory, capital acquisitions and other services totaling $1,931,000 in the ordinary course of business.

The Company is, from time to time, subject to claims and suits for damages arising in the normal course of business. The Company maintains insurance, which management believes would cover most claims.

The Company is currently a defendant in a lawsuit styled Wright Medical Technologies, Inc. v. Encore Orthopedics, Inc., et al., C. A. No. 99CV4900(SSB), filed in the United States District Court of New Jersey. In this case, Wright alleges that Encore tortuously interfered with certain of Wright's contractual relationships and conspired to cause a former Wright sales person to breach its contract with Wright. Encore is actively and aggressively defending itself and does not believe that it has committed any act which would give rise to a finding that Encore is guilty of the charges leveled against it. The case is in the very preliminary stages and significant discovery and motions must still be undertaken.

13.      EMPLOYEE BENEFIT PLANS

The Company has a qualified defined contribution plan, which allows for voluntary pre-tax contributions by the employees. The Company pays all general and administrative expenses of the plan and may make contributions to the plan. The Company made matching contributions of $262,000, $276,000 and $221,000 to the plan in 1999, 1998 and 1997, respectively, based on 100% of the first 6% of employee contributions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None in the past two years.

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

(b)           REPORTS ON FORM 8-K
              None

(c)           EXHIBITS:

Exhibit
No.           Description
--------      -----------

2 Agreement and Plan of Merger dated as of November 12, 1996, by and among Healthcare Acquisition Corp. ("HCAC"), Healthcare Acquisition, Inc. and Encore Orthopedics, Inc., as amended by an Amendment dated February 14, 1997(3)

3.1           Certificate of Incorporation of Healthcare Acquisition Corp.(1)

3.2           Amendment to the Certificate of Incorporation of HCAC(3)

3.3           Bylaws of HCAC(1)

4.1           Form of HCAC Common Stock Certificate(2)

4.2           Form of Certificate for HCAC $5.00 Warrant(2)

4.3 Form of Unit Purchase Option granted to GKN Securities Corp. and Gaines, Berland Inc(2)

4.4 Warrant Agreement between Continental Stock Transfer and Trust Company and HCAC with respect to the HCAC $5.00 Warrants(1)

4.5           Form of Encore Medical Corporation $7.00 Warrant(3)

Exhibit
No.           Description
--------      -----------

4.6 Warrant Agreement, by and between Encore Medical Corporation and Continental Stock Transfer and Trust Company with respect to the HCAC $7.00 Warrants(3)

4.7           Form of Encore Medical Corporation Common Stock Certificates(5)

10.1 Investment Management Trust Agreement between IBJ Schroder Bank & Trust Company and HCAC(1)

10.2 Stock Escrow Agreement between Continental Stock Transfer and Trust Company and HCAC(1)

10.3 Letter Agreement between GKN Securities Corp. and each of the initial stockholders of HCAC(1)

10.4          Encore Medical Corporation 1996 Incentive Stock Plan(3)

10.5 Employment Agreement between Encore and Nick Cindrich, dated August 26, 1994(5)

10.6 Severance Agreement between Encore and Nick Cindrich, dated September 27, 1995, as amended on March 18, 1997(5)

10.7 Employment Agreement between Encore and Craig L. Smith, dated August 26, 1994(5)

10.8 Severance Agreement between Encore and Craig L. Smith, dated September 19, 1995, as amended on March 18, 1997(5)

10.9          [intentionally omitted]

10.10         [intentionally omitted]

10.11 Employment Agreement between Encore and Ken Ludwig, Jr., dated August 26, 1994(5)

10.12 Severance Agreement between Encore and Ken Ludwig, Jr., dated September 19, 1995, as amended on March 18, 1997(5)

10.13 Employment Agreement between Encore and August Faske, dated August 26, 1994(5)

10.14 Severance Agreement between Encore and August Faske, dated September 20, 1995, as amended on March 18, 1997(5)

10.15 Employment Agreement between Encore and Harry L. Zimmerman, dated August 26, 1994(5)

10.16 Severance Agreement between Encore and Harry L. Zimmerman, dated September 19, 1995, as amended on March 18, 1997(5)

10.17 Employment Agreement between Encore and J.D. Webb, Jr., dated August 26, 1994(5)

10.18 Severance Agreement between Encore and J.D. Webb, Jr., dated September 19, 1995, as amended on March 18, 1997(5)

10.19 Employment Agreement between Encore and Greg Kaseeska, dated March 1, 1998(6)

10.20         Severance Agreement between Encore and Greg Kaseeska, dated March
              1, 1998(6)

10.21 Employment Agreement between Encore and Kathy Weiderkehr, dated April 1, 1997(6)

10.22 Severance Agreement between Encore and Kathy Weiderkehr, dated April 1, 1997(6)

10.23 Employment Agreement between Encore and Robert Buckley, dated December 1, 1998(6)

10.24 Severance Agreement between Encore and Robert Buckley dated December 1, 1998(6)

10.25 Employment Agreement between Encore and Jean-Paul Burtin, dated December 1, 1998(6)

10.26 Severance Agreement between Encore and Jean-Paul Burtin, dated December 1, 1998(6)

10.27 Second Amendment to Severance Agreement between Encore and Nick Cindrich dated December 31, 1998(6)

10.28 Second Amendment to Severance Agreement between Encore and Craig Smith dated December 31, 1998(6)

10.29 Second Amendment to Severance Agreement between Encore and August Faske dated December 31, 1998(6)

10.30         Second Amendment to Severance Agreement between Encore and Harry
              L. Zimmerman dated December 31, 1998(6) 10.31 Second Amendment to Severance Agreement between Encore and Kenneth Ludwig, Jr. dated December 31, 1998(6)

10.32         Second Amendment to Severance Agreement between Encore and J.D.
              Webb, Jr. dated December 31, 1998(6)

10.33 Amendment to Severance Agreement between Encore and Greg Kaseeska dated December 31, 1998(6)

10.34 Amendment to Severance Agreement between Encore and Kathy Weiderkehr dated December 31, 1998(6)

21            Schedule of Subsidiaries of Encore Medical Corporation

27            Financial Data Schedule

(1) Filed as an exhibit to Amendment No. 1 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on July 14, 1995

(2) Filed as an exhibit to Amendment No. 2 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on February 20, 1996

(3) Filed as an exhibit to HCAC's Registration Statement on Form S-4 (333-22053) filed with the SEC on February 19, 1997

(4)           Filed as an exhibit to Company Form 8-K filed with the SEC on May
              30, 1997

(5) Filed as an exhibit to Company Form 10-K filed with the SEC on March 30, 1998

(6) Filed as an exhibit to Company Form 10-K filed with the SEC on March 23, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ENCORE MEDICAL CORPORATION


3/22/00                               By:  /s/ Nick Cindrich
Date                                      Nick Cindrich, Chairman of the Board
                                          and Chief Executive Officer

3/28/00                               By:  /s/ August Faske
Date                                      August Faske, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


3/22/00                               By:  /s/ Jay Haft
Date                                      Jay M. Haft, Director


3/22/00                               By:  /s/ Joel Kanter
Date                                      Joel Kanter, Director


3/22/00                               By:  /s/ Dennis Enright
Date                                      Dennis Enright, Director


3/22/00                               By: /s/ Craig L. Smith
Date                                      Craig L. Smith, Director


3/22/00                               By: /s/ John Abeles
Date                                      John Abeles, Director


3/22/00                               By:  /s/ Kenneth Davidson
Date                                      Kenneth Davidson, Director


3/22/00                               By:  /s/ Richard Martin
Date                                      Richard Martin, Director

                               INDEX TO EXHIBITS


Exhibit
No.           Description
--------      -----------
2             Agreement and Plan of Merger dated as of November 12, 1996, by and among Healthcare Acquisition Corp. ("HCAC"), Healthcare
              Acquisition, Inc. and Encore Orthopedics, Inc., as amended by an
              Amendment dated February 14, 1997(3)

3.1           Certificate of Incorporation of Healthcare Acquisition Corp.(1)

3.2           Amendment to the Certificate of Incorporation of HCAC(3)

3.3           Bylaws of HCAC(1)

4.1           Form of HCAC Common Stock Certificate(2)

4.2           Form of Certificate for HCAC $5.00 Warrant(2)

4.3           Form of Unit Purchase Option granted to GKN Securities Corp. and
              Gaines, Berland Inc(2)

4.4           Warrant Agreement between Continental Stock Transfer and Trust
              Company and HCAC with respect to the HCAC $5.00 Warrants(1)

4.5           Form of Encore Medical Corporation $7.00 Warrant(3)

Exhibit
No.           Description
--------      -----------
4.6           Warrant Agreement, by and between Encore Medical Corporation and
              Continental Stock Transfer and Trust Company with respect to the
              HCAC $7.00 Warrants(3)

4.7           Form of Encore Medical Corporation Common Stock Certificates(5)

10.1          Investment Management Trust Agreement between IBJ Schroder Bank &
              Trust Company and HCAC(1)

10.2          Stock Escrow Agreement between Continental Stock Transfer and
              Trust Company and HCAC(1)

10.3 Letter Agreement between GKN Securities Corp. and each of the initial stockholders of HCAC(1)

10.4          Encore Medical Corporation 1996 Incentive Stock Plan(3)

10.5          Employment Agreement between Encore and Nick Cindrich, dated
              August 26, 1994(5)

10.6          Severance Agreement between Encore and Nick Cindrich, dated
              September 27, 1995, as amended on March 18, 1997(5)

10.7          Employment Agreement between Encore and Craig L. Smith, dated
              August 26, 1994(5)

10.8          Severance Agreement between Encore and Craig L. Smith, dated
              September 19, 1995, as amended on March 18, 1997(5)

10.9          [intentionally omitted]

10.10         [intentionally omitted]

10.11         Employment Agreement between Encore and Ken Ludwig, Jr., dated
              August 26, 1994(5)

10.12         Severance Agreement between Encore and Ken Ludwig, Jr., dated
              September 19, 1995, as amended on March 18, 1997(5)

10.13         Employment Agreement between Encore and August Faske, dated August
              26, 1994(5)

10.14         Severance Agreement between Encore and August Faske, dated
              September 20, 1995, as amended on March 18, 1997(5)

10.15         Employment Agreement between Encore and Harry L. Zimmerman, dated
              August 26, 1994. (5)

10.16         Severance Agreement between Encore and Harry L. Zimmerman, dated
              September 19, 1995, as amended on March 18, 1997(5)

10.17         Employment Agreement between Encore and J.D. Webb, Jr., dated
              August 26, 1994(5)

10.18         Severance Agreement between Encore and J.D. Webb, Jr., dated
              September 19, 1995, as amended on March 18, 1997(5)

10.19         Employment Agreement between Encore and Greg Kaseeska, dated March
              1, 1998(6)

10.20         Severance Agreement between Encore and Greg Kaseeska, dated March
              1, 1998(6)

10.21         Employment Agreement between Encore and Kathy Weiderkehr, dated
              April 1, 1997(6)

10.22         Severance Agreement between Encore and Kathy Weiderkehr, dated
              April 1, 1997(6)

10.23         Employment Agreement between Encore and Robert Buckley, dated
              December 1, 1998(6)

10.24         Severance Agreement between Encore and Robert Buckley dated
              December 1, 1998(6)

10.25         Employment Agreement between Encore and Jean-Paul Burtin, dated
              December 1, 1998(6)

10.26         Severance Agreement between Encore and Jean-Paul Burtin, dated
              December 1, 1998(6)

10.27         Second Amendment to Severance Agreement between Encore and Nick
              Cindrich dated December 31, 1998(6)

10.28         Second Amendment to Severance Agreement between Encore and Craig
              Smith dated December 31, 1998(6)

10.29         Second Amendment to Severance Agreement between Encore and August
              Faske dated December 31, 1998(6)

10.30         Second Amendment to Severance Agreement between Encore and Harry
              L. Zimmerman dated December 31, 1998(6) 10.31 Second Amendment to
              Severance Agreement between Encore and Kenneth Ludwig, Jr. dated
              December 31, 1998(6)

10.32         Second Amendment to Severance Agreement between Encore and J.D.
              Webb, Jr. dated December 31, 1998(6)

10.33 Amendment to Severance Agreement between Encore and Greg Kaseeska dated December 31, 1998(6)

10.34         Amendment to Severance Agreement between Encore and Kathy
              Weiderkehr dated December 31, 1998(6)

21            Schedule of Subsidiaries of Encore Medical Corporation

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

(6) Filed as an exhibit to Company Form 10-K filed with the SEC on March 23, 1999.