Form 10-Q
period 2000-03-31
ENCORE MEDICAL CORP
filed 2000-05-12
CIK 944763

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    -----------

Commission file number: 0-26538


                           ENCORE MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                     65-0572565
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

9800 Metric Boulevard
Austin, Texas                                                78758
(Address of principal executive offices)                     (Zip code)

                                  512-832-9500
               (Registrant's telephone number including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title                                         Outstanding

Common Stock                                  9,018,725

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
(in thousands, except share data)
(unaudited)

                                                      MARCH 31,  DECEMBER 31,
                                                          2000           1999
                                                      --------   ------------
ASSETS

Cash                                                  $      1      $      1
Accounts receivable, net                                 6,130         4,454
Inventories                                             20,025        19,090
Prepaid expenses and other current assets                  893           929
                                                      --------      --------

Total current assets                                    27,049        24,474

Property, plant and equipment, net                       6,077         6,218
Intangible assets, net                                   5,230         5,396
Other non current assets                                   784           827
                                                      --------      --------

Total assets                                          $ 39,140      $ 36,915
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion - long-term debt                      $    700      $    734
Accounts payable and accrued liabilities                 3,786         3,060
                                                      --------      --------

Total current liabilities                                4,486         3,794

Long-term debt, net of current portion                  13,210        12,047
                                                      --------      --------

Total liabilities                                       17,696        15,841
                                                      --------      --------

Common stock, $0.001 par value, 35,000,000 shares
     authorized, 9,340,000 shares issued                     9             9
Additional paid-in capital                              19,392        19,379
Deferred compensation                                     (268)         (288)
Retained earnings                                        3,732         3,275
Less cost of repurchased stock, warrants and rights
     (321,663 and 278,000 shares, respectively)         (1,421)       (1,301)
                                                      --------      --------
Total stockholders' equity                              21,444        21,074
                                                      --------      --------

Total liabilities and stockholders' equity            $ 39,140      $ 36,915
                                                      ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999
(in thousands, except per share amounts)
(unaudited)

                                                 THREE MONTHS ENDED

                                              MARCH 31,         APRIL 2,
                                                   2000             1999
                                            -----------     ------------
Sales                                       $      8,501    $      6,831
Cost of goods sold                                 2,975           2,196
                                            ------------    ------------
Gross margin                                       5,526           4,635

Operating expenses:
Research and development                             459             356
Selling, general and administrative                4,150           3,396
                                            ------------    ------------

Operating income                                     917             883
Interest income                                        3               3
Interest expense                                    (288)           (142)
Other income                                          50              26
                                            ------------    ------------

Income before income taxes                           682             770
Current provision for income taxes                   225             254
                                            ------------    ------------
Net income                                  $        457    $        516
                                            ============    ============

Basic earnings per share                    $       0.05    $       0.06
Shares used in computing basic earnings
     per share                                 9,023,000       9,166,000
Diluted earnings per share                  $       0.05    $       0.05
Shares used in computing diluted earnings
     per share                                10,165,000      10,480,000


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999
(in thousands)
(unaudited)


                                                       THREE MONTHS ENDED

                                                       MARCH 31, APRIL 2,
                                                            2000     1999
                                                       --------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   457    $   516
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                           725        534
   Lease income recognized                                  (2)         0
   Loss on disposal of assets                                7          0
Changes in operating assets and liabilities:
   Increase in accounts receivable                      (1,676)      (968)
   Increase in inventories                                (935)    (1,005)
   Decrease (increase) in prepaid expenses and other
   assets                                                 (213)    (1,223)
   Increase in accounts payable and accrued expenses       726        776
                                                       -------    -------

   Net cash used in operating activities                  (485)    (1,370)
                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Biodynamic Technologies, Inc.                 0     (1,114)
Purchases of property and equipment                       (474)      (772)
                                                       -------    -------

   Net cash used in investing activities                  (474)    (1,886)
                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                              0         88
Payments to acquire treasury stock                        (120)      (474)
Payments on payable to a related party                       0       (800)
Payments on long-term debt                                (196)      (115)
Proceeds from long-term debt                             1,275      4,576
                                                       -------    -------

   Net cash provided by financing activities               959      3,275
                                                       -------    -------

Net increase in cash equivalents                             0         19
Cash and cash equivalents at beginning of period             1          1
                                                       -------    -------

Cash and cash equivalents at end of period             $     1    $    20
                                                       =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 1999 (the "Form 10-K").

2.       DESCRIPTION OF BUSINESS

         The Company, through its primary operating subsidiary, Encore Orthopedics, Inc. ("Encore"), designs, manufactures, markets and sells products for the orthopedic implant industry primarily in the United States, Europe and Asia.

         The Company's products are subject to regulation by the Food and Drug Administration ("FDA") with respect to their sale in the United States, and the Company must obtain FDA authorization to market each of its products before it can be sold in the United States. Additionally, the Company is subject to similar regulations in many of the international countries in which it sells products.

3.       ACQUISITION OF BIODYNAMIC TECHNOLOGIES, INC.

         On March 30, 1999, the Company and Biodynamic Technologies, Inc. ("BTI") executed a stock purchase agreement whereby the Company purchased substantially all of the outstanding stock of BTI in exchange for cash and promissory notes payable to the former shareholders of BTI. This acquisition has been accounted for as a purchase and, accordingly, the net assets of BTI at March 30, 1999, have been consolidated into the accompanying financial statements. The terms of the agreement require a total cash payment of $1,098,000 and notes payable in an aggregate amount of $3,166,000. For financial purposes, $140,000 of the purchase price was treated as purchased technology, which is being amortized over seven years, and $4,190,000 was treated as goodwill, which is being amortized over 15 years.

4.       INVENTORIES

         Inventories at March 31, 2000 and December 31,1999 are as follows (in thousands):


                                                           MARCH 31,  DECEMBER 31,
                                                                2000          1999
                                                           ---------  ------------
          Components and raw materials                       $ 4,235       $ 3,953
          Work in process                                      1,952         1,097
          Finished goods                                      14,555        14,811
                                                             -------       -------
                                                              20,742        19,861
          Less-reserve for obsolescence                         (717)         (771)
                                                             -------       -------
                                                             $20,025       $19,090
                                                             =======       =======

5.       NET INCOME PER SHARE

         Net income per share is computed based on the weighted average number of outstanding common and common equivalent shares, using methodology required in Statement of Financial Accounting Standards ("SFAS")

No. 128, "Earnings per Share." Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive.

         The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended March 31, 2000 and April 2, 1999, respectively, are as follows (in thousands):

                                                     QUARTER ENDED      QUARTER ENDED
                                                    MARCH 31, 2000      APRIL 2, 1999
                                                    --------------      -------------
    Weighted average shares outstanding-basic                9,023              9,166
    Plus: Common stock equivalents                           1,142              1,314
                                                             -----              -----
    Weighted average shares outstanding-diluted             10,165             10,480
                                                            ======             ======

Options and warrants to purchase 1,591,458 and 4,670,597 shares of common stock, respectively, were outstanding at March 31, 2000, but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares.

6.       SEGMENT INFORMATION

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998. The statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

         While the Company sells its products to many different markets, its management has chosen to organize the Company by geographic areas and, as a result, has determined that it has one reportable segment. All selling and administrative expenses, interest income, interest expense, depreciation and amortization is recorded in the United States. In addition, all identifiable assets are located in the United States except as noted below.

         During the periods ended March 31, 2000 and April 2, 1999, the Company's international sales were primarily to a few foreign distributors, two of which have accounted for over 25% of total Company sales during such periods. Following are the Company's international sales by geographic area (in thousands), the percentage of total Company sales generated by two of the distributors, and identifiable assets located outside the United States (in thousands):

                               FOR THE QUARTER ENDED
                          MARCH 31, 2000    APRIL 2, 1999
                          --------------    -------------
Net Sales:
United States                  $5,099           $4,660
Europe                          1,741            1,907
Asia                            1,661              264
                               ------           ------
                               $8,501           $6,831
                               ------           ------

Significant Customers:
Distributor A                      14%              24%
Distributor B                      17%    Less than 10%

Identifiable Assets:
Europe                         $  227           $   --

Net sales of orthopedic products by product category are as follows (in thousands):

                               FOR THE QUARTER ENDED
                          MARCH 31, 2000    APRIL 2, 1999
                          --------------    -------------
Reconstructive                $7,656            $6,409
Fixation                         691               414
Other                            154                 8
                              ------            ------
                              $8,501            $6,831
                              ------            ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000, AS COMPARED TO THE THREE MONTHS ENDED APRIL 2, 1999.

Sales were $8,501,000 for the quarter ended March 31, 2000, representing an increase of $1,670,000 or 24.4% over the quarter ended April 2, 1999. International sales increased $1,231,000 or 56.7% compared to the same period in 1999 primarily due to the addition of several new distributors to Encore's international sales force in the latter half of 1999. The impact of these new distribution agreements is becoming visible in the first quarter 2000 results. U.S. sales also increased $439,000 or 9.4% over the quarter ended April 2, 1999 as a result of Encore's focus on expanding the number of domestic sales agents.

As a result of the improvements in both domestic and international sales, gross margin has increased $891,000 or 19.2% compared to the first quarter of 1999. The decline in gross margin as a percent of sales from 68% in 1999 to 65% during the first quarter of 2000, was due primarily to the geographic mix of sales since international sales to distributors carry a lower gross margin than sales to domestic customers. Additionally, the product mix between implants and instrument sales negatively affected the gross margin this quarter. However, this mix was expected for the quarter due to the strong international sales.

Recognizing the importance of new product development to sustained sales growth, Encore has continued to invest in research and development activities as demonstrated by increased expenses of $103,000, a 28.9% increase over the first quarter of 1999. Current activities include development and testing of a mobile bearing knee and development of a revision hip system.

Even as sales increased in the first quarter of 2000, Encore continued to expend resources to promote its products and expand its sales force. Evidence of this can be found in the 22.2% increase in selling, general and administrative expenses from the prior year first quarter to a total of $4,150,000. Additional expenses were incurred for commissions and royalties due to higher sales, agency rights amortization, and goodwill amortization primarily related to the acquisition of BTI.

The net effect of the increase in sales combined with the additional spending was a 3.9% increase in operating income to $917,000 in 2000, as compared to $883,000 for the quarter ended April 2, 1999.

Interest expense increased $146,000 for the three months ended March 31, 2000, to $288,000 as compared to the same period in the prior year. This was due to an increase in the average line of credit balance over this same period last year, rising interest rates, and the addition of interest on notes payable related to the acquisition of BTI on March 30, 1999.

Overall, net income for the quarter ended March 31, 2000, decreased $59,000 from 1999 to $457,000. Reduced gross margins and the increased spending explained above offset the improvement in sales to produce a slight decline in total net income.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $15 million revolving credit facility (the "Credit Facility"). As of March 31, 2000, the Company had drawn approximately $10 million. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it. Encore's bank accounts sweep, on a daily basis, funds to either reduce or increase the loan balance, as needed, and invest any excess funds, if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the cash balance at Wells Fargo remains at zero as long as Encore is a net borrower. This sweep feature minimizes interest expense and automatically invests any excess funds.

The Company's continued strong growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of March 31, 2000, the Company had net working capital of approximately $23 million as compared to $21 million at December 31, 1999. This increase was primarily due to increases in inventory and accounts receivable offset by increases in accounts payable and accrued expenses.

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


May 10, 2000                        By: /s/ NICK CINDRICH
------------                            ---------------------------------------
Date                                    Nick Cindrich, Chairman of the Board
                                        and Chief Executive Officer


May 10, 2000                        By: /s/ AUGUST FASKE
------------                            ---------------------------------------
Date                                    August Faske, Vice President - Finance,
                                        Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                       Description of Exhibit
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