Form 10-Q
period 2000-06-30
ENCORE MEDICAL CORP
filed 2000-08-14
CIK 944763

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title                                         Outstanding

Common Stock                                   9,026,085

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
(in thousands, except share data)
(unaudited)

                                                              JUNE 30,    DECEMBER 31,
                                                                  2000           1999
                                                              --------    ------------
ASSETS

Cash                                                          $      1      $      1
Accounts receivable, net                                         5,015         4,454
Inventories                                                     22,140        19,090
Prepaid expenses and other current assets                          965           929
                                                              --------      --------

Total current assets                                            28,121        24,474

Property, plant and equipment, net                               5,944         6,218
Goodwill, net                                                    5,063         5,396
Other noncurrent assets                                            710           827
                                                              --------      --------

Total assets                                                  $ 39,838      $ 36,915
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion - long-term debt                              $    674      $    734
Accounts Payable and accrued expenses                            3,260         3,060
                                                              --------      --------

Total current liabilities                                        3,934         3,794

Long-term debt, net of current portion                          14,202        12,047
                                                              --------      --------

Total liabilities                                               18,136        15,841
                                                              --------      --------


Common stock, $0.001 par value, 35,000,000 shares
        authorized, 9,348,000 and 9,340,000 shares issued            9             9
Additional paid-in capital                                      19,405        19,379
Deferred compensation                                             (240)         (288)
Retained earnings                                                3,949         3,275
Less cost of repurchased stock, warrants, and rights
        (322,000 and 278,000 shares, respectively)              (1,421)       (1,301)
                                                              --------      --------

Total stockholders' equity                                      21,702        21,074
                                                              --------      --------

Total liabilities and stockholders' equity                    $ 39,838      $ 36,915
                                                              ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999 (in thousands, except share and per share amounts)
(unaudited)

                                                      Three Months Ended                 Six Months Ended
                                              ------------------------------      ------------------------------

                                                June 30,           July 2,          June 30,          July 2,
                                                    2000              1999              2000             1999
                                                --------           -------          --------          -------
Sales                                         $      7,194      $      6,661      $     15,695      $     13,492
Cost of goods sold                                   2,426             2,116             5,400             4,312
                                              ------------      ------------      ------------      ------------
Gross margin                                         4,768             4,545            10,295             9,180

Operating expenses:
Research and development                               460               422               920               778
Selling, general and administrative                  3,742             3,331             7,893             6,727
                                              ------------      ------------      ------------      ------------

Operating income                                       566               792             1,482             1,675

Interest expense                                      (325)             (272)             (613)             (414)
Other income                                            98                82               152               111
                                              ------------      ------------      ------------      ------------

Income before income taxes                             339               602             1,021             1,372
Current provision for income taxes                     122               198               347               452
                                              ------------      ------------      ------------      ------------
Net income                                    $        217      $        404      $        674      $        920
                                              ============      ============      ============      ============

Basic earnings per share                      $       0.02      $       0.04      $       0.07      $       0.10
Shares used in computing basic earnings
     per share                                   9,022,000         9,094,000         9,023,000         9,095,000

Diluted earnings per share                    $       0.02      $       0.04      $       0.07      $       0.09
Shares used in computing diluted earnings
     per share                                  10,006,000        10,304,000        10,091,000        10,369,000


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999
(in thousands)
(unaudited)


                                                                       Six Months Ended
                                                                    ---------------------
                                                                    June 30,      July 2,
                                                                        2000         1999
                                                                    --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   674      $   920
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                     1,455        1,242
     Gain on sale of assets                                               (3)           0
     Other                                                                 2            0
Changes in operating assets and liabilities:
     Increase in accounts receivable                                    (561)        (100)
     Increase in inventories                                          (3,050)      (1,686)
     Decrease (increase) in prepaid expenses and other assets            215       (1,191)
     Increase (decrease) in accounts payable and accrued expense         200         (896)
                                                                     -------      -------

     Net cash used in operating activities                            (1,068)      (1,711)
                                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Biodynamic Technologies, Inc.                               0       (1,114)
Purchases of property and equipment                                     (882)      (1,221)
                                                                     -------      -------

     Net cash used in investing activities                              (882)      (2,335)
                                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                                           13           93
Payments to acquire treasury stock                                      (120)        (474)
Proceeds from issuance of treasury stock                                   0           20
Payments on payable to a related party                                     0         (800)
Payments on long-term debt                                              (409)        (281)
Proceeds from long-term debt                                           2,466        5,488
                                                                     -------      -------

     Net cash provided by financing activities                         1,950        4,046
                                                                     -------      -------

Net (decrease) increase in cash equivalents                                0            0
Cash and cash equivalents at beginning of period                           1            1
                                                                     -------      -------

Cash and cash equivalents at end of period                           $     1      $     1
                                                                     =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 1999 (the "Form 10-K").

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

3.   ACQUISITION OF BIODYNAMIC TECHNOLOGIES, INC.

     On March 30, 1999, the Company and Biodynamic Technologies, Inc. ("BTI") executed a stock purchase agreement whereby the Company purchased substantially all of the outstanding stock of BTI in exchange for cash and promissory notes payable to the former shareholders of BTI. This acquisition has been accounted for as a purchase and, accordingly, the net assets of BTI at March 30, 1999, have been consolidated into the accompanying financial statements. The terms of the agreement require a total cash payment of $1,068,000 and notes payable in an aggregate amount of $3,166,000. For financial purposes, $140,000 of the purchase price was treated as purchased technology, which is being amortized over seven years, and $4,190,000 was treated as goodwill, which is being amortized over 15 years.

4.   INVENTORIES

     Inventories at June 30, 2000 and December 31, 1999 are as follows (in thousands):

                                  June 30,  December 31,
                                      2000          1999
                                  --------  ------------
Components and raw materials      $  4,915      $  3,953
Work in process                      2,444         1,097
Finished goods                      15,485        14,811
                                  --------      --------
                                    22,844        19,861
Less-reserve for obsolescence         (704)         (771)
                                  --------      --------
                                  $ 22,140      $ 19,090
                                  ========      ========

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

     The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended June 30, 2000 and July 2, 1999, respectively, are as follows (in thousands):

                                               Three Months Ended     Six Months Ended
                                              -------------------   -------------------
                                              June 30,    July 2,   June 30,    July 2,
                                                  2000       1999       2000       1999
                                              --------    -------   --------    -------
Weighted average shares outstanding              9,022      9,094      9,023      9,095
Plus: Common stock equivalents                     984      1,210      1,068      1,274
                                                ------     ------     ------     ------
Weighted average shares outstanding-diluted     10,006     10,304     10,091     10,369
                                                ======     ======     ======     ======

The company has excluded certain stock options and warrants from the calculation of diluted earnings per share because their exercise price was greater than the average market price of the common shares. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share were 6,441,041 and 5,970,350 for the three months ended June 30, 2000 and July 2, 1999, respectively, and 6,501,041 and 5,970,350 for the six months ended June 30, 2000 and July 2, 1999, respectively.

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

     While the Company sells its products to many different markets, its management has chosen to organize the Company by geographic areas and, as a result, has determined that it has one reportable segment. All selling and administrative expenses, interest income, interest expense, depreciation and amortization are recorded in the United States. In addition, all identifiable assets are located in the United States except for $213,000 located in Europe at June 30, 2000.

     During the periods ended June 30, 2000 and July 2, 1999, the Company's international sales were primarily to a few foreign distributors, two of which have accounted for over 25% of total Company sales during such periods. Following are the Company's international sales by geographic area (in thousands), the percentage of total Company sales generated by two of the distributors, and identifiable assets located outside the United States (in thousands):

                            Three Months Ended                    Six Months Ended
                            ------------------                    ----------------
                June 30, 2000          July 2, 1999    June 30, 2000          July 2, 1999
                -------------          ------------    -------------          ------------
Net Sales:
United States         $ 4,679               $ 4,927          $ 9,777               $ 9,587
Europe                  1,306                 1,534            3,047                 3,510
Asia                    1,209                   200            2,871                   395
                      -------               -------          -------               -------
                      $ 7,194               $ 6,661          $15,695               $13,492
                      =======               =======          =======               =======


Distributor A              15%                   17%              15%                   20%
Distributor B              14%         Less than 10%              16%         Less than 10%

Net sales of orthopedic products by product category are as follows (in thousands):

                           Three Months Ended                 Six Months Ended
                           ------------------                 ----------------
                  June 30, 2000     July 2, 1999    June 30, 2000     July 2, 1999
                  -------------     ------------    -------------     ------------
Reconstructive          $ 6,502          $ 6,104          $14,158          $12,513
Fixation                    450              481            1,140              895
Other                       242               76              397               84
                        -------          -------          -------          -------
                        $ 7,194          $ 6,661          $15,695          $13,492
                        =======          =======          =======          =======

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 will be effective no later than the fourth fiscal quarter of all fiscal years beginning after December 15, 1999. The application of SAB No. 101 is not expected to have a material impact on the financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED JULY 2, 1999.

Sales were $7,194,000 for the quarter ended June 30, 2000, representing an increase of $533,000 or 8% over the quarter ended July 2, 1999. Sales outside the U.S. increased $781,000 or 45% compared to the same period in 1999 primarily due to the addition of several new distributors to Encore's international sales force in the latter half of 1999. The impact of these new distribution agreements is becoming increasingly visible in the first six months of 2000. U.S. sales decreased $248,000 or 5% over the quarter ended July 2, 1999.

As a result of the improvements in sales outside the U.S., gross margin has increased $223,000 or 4.9% compared to the second quarter of 1999. The decline in gross margin as a percent of sales from 68% in 1999 to 66% during the second quarter of 2000, was due primarily to the geographic mix of sales since sales outside the U.S. to distributors carry a lower gross margin than sales to U.S. customers.

Recognizing the importance of new product development to sustained sales growth, Encore has continued to invest in research and development activities as demonstrated by increased expenses of $38,000, a 9% increase over the second quarter of 1999. Current activities include development and testing of a mobile bearing knee and development of a revision hip system and ceramic femur.

Even as sales increased in the second quarter of 2000, Encore continued to expend resources to promote its products and expand its sales force. Evidence of this can be found in the 12% increase in selling, general and administrative expenses from the prior year second quarter to a total of $3,742,000.

The net effect of the increase in sales combined with the additional spending was a 29% decrease in operating income to $566,000 in 2000, as compared to $792,000 for the quarter ended July 2, 1999.

Interest expense increased $53,000 for the three months ended June 30, 2000, to $325,000 as compared to the same period in the prior year. This was due to an increase in the average line of credit balance over this same period last year and rising interest rates.

Overall, net income for the quarter ended June 30, 2000, decreased $187,000 from 1999 to $217,000. Reduced gross margins and the increased spending explained above offset the improvement in sales to produce a decline in total net income.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED JULY 2, 1999.

Sales were $15,695,000 for the six months ended June 30, 2000, representing an increase of $2,203,000 or 16% over the six months ended July 2, 1999. The six months results mirror the second quarter in that sales outside the U.S. increased 52% over the same period in 1999. U.S. sales have increased $190,000 or 2% compared to 1999.

Gross margin increased $1,115,000 due to the overall increase in sales, however, gross margin as a percentage of sales was 66% of sales for the six months ended June 30, 2000, as compared to 68% of sales in 1999. Like the quarter results, this was primarily due to a combination of an increase in sales outside the U.S. and a change in the product mix.

Research and development expenses increased by $142,000 or 18% in 2000 when compared to the same period in 1999. Activities include development and testing of a mobile bearing knee and development of a revision hip system and ceramic femur.

Selling, general and administrative expenses increased to $7,893,000, an increase of 17% as compared to the six months of the prior year. As in the quarter results, Encore continued to expend resources to promote its products and expand its sales force. Also part of this increase was due to higher royalties associated with the overall increase in sales, increased clinical support, and agency rights amortization related to the acquisition of Biodynamic Technologies, Inc.

Operating income for the six months ended June 30, 2000 decreased 12% to $1,482,000 from $1,675,000 in 1999.

Interest expense increased $199,000 for the six months ended June 30, 2000 to $613,000 as compared to the prior year. This was due to an increase in the average line of credit balance over this same period last year, the addition of notes payable related to the acquisition of Biodynamic Technologies, Inc. on March 30, 1999 and rising interest rates.

Net income for the six months ended June 30, 2000 decreased 27% to $674,000 from $920,000 in 1999 primarily due to reduced gross margins and increased spending.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $15 million revolving credit facility (the "Credit Facility"). As of June 30, 2000, the Company had drawn approximately $11 million. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it. Encore's bank accounts sweep, on a daily basis, funds to either reduce or increase the loan balance, as needed, and invest any excess funds, if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the cash balance at Wells Fargo remains at zero as long as Encore is a net borrower. This sweep feature minimizes interest expense and automatically invests any excess funds.

The Company's continued strong growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of June 30, 2000, the Company had net working capital of approximately $24 million as compared to $21 million at December 31, 1999. This increase was primarily due to increases in inventory offset by increases in accounts payable and accrued expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 will be effective no later than the fourth fiscal quarter of all fiscal years beginning after December 15, 1999. The application of SAB No. 101 is not expected to have a material impact on the financial statements of the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders was held on May 25, 2000. All management nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. The following are the matters voted on at the meeting:

a)   Election of directors:

                                                           VOTES    BROKER NON-VOTES
     NAME               VOTED FOR    VOTED AGAINST       WITHHELD   AND ABSTENTIONS
     ----               ---------    -------------       --------   ---------------
Nick Cindrich           6,189,971          -              791,056          --
Richard Martin          6,185,857          -              795,170          --
Joel Kanter             6,190,857          -              790,170          --
Craig Smith             6,189,971          -              791,056          --

The following directors terms of office as a director continued after the meeting: John Abeles, Kenneth Davidson, Dennis Enright, and Jay Haft.

b) Ratification of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.

Voted For:            6,273,639
Voted Against:           12,000
Voted Abstained:        695,388
Broker Non-Votes:            --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.   Exhibits. See Index to Exhibits

2.   Reports on Form 8-K. None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 14, 2000                     By:  /s/ NICK CINDRICH
-------------------                      --------------------------------------
Date                                     Nick Cindrich,
                                         Chairman of the Board and
                                         Chief Executive Officer


August 14, 2000                     By:  /s/ AUGUST FASKE
-------------------                      --------------------------------------
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
(99)                         No exhibit

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------
    27              Financial Data Schedule