Form 10-Q
period 2000-09-29
ENCORE MEDICAL CORP
filed 2000-11-13
CIK 944763

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Part I.   Financial Information

Item 1.   Financial Statements

Encore Medical Corporation and Subsidiaries
Consolidated Balance Sheets
As of September 29, 2000 and December 31, 1999
(in thousands, except share data)
(unaudited)

                                                                              September 29,          December 31,
                                                                                       2000                  1999
                                                                                    -------               -------
Assets
Cash                                                                                $     1               $     1
Accounts receivable, net                                                              5,015                 4,454
Inventories, net                                                                     23,715                19,090
Prepaid expenses and other current assets                                               883                   929
                                                                                    -------               -------

Total current assets                                                                 29,614                24,474

Property, plant and equipment, net                                                    5,723                 6,218
Goodwill, net                                                                         4,898                 5,396
Other non current assets                                                                766                   827
                                                                                    -------               -------

Total assets                                                                        $41,001               $36,915
                                                                                    =======               =======

Liabilities and Stockholders' Equity

Current portion - long-term debt                                                    $   675               $   734
Accounts payable and accrued expenses                                                 3,115                 3,060
                                                                                    -------               -------

Total current liabilities                                                             3,790                 3,794

Long-term debt, net of current portion                                               15,166                12,047
                                                                                    -------               -------

Total liabilities                                                                    18,956                15,841
                                                                                    -------               -------

Common stock, $0.001 par value, 35,000,000 shares
     authorized, 9,348,000 and 9,340,000 shares issued                                    9                     9
Additional paid-in capital                                                           19,453                19,379
Deferred compensation                                                                  (233)                 (288)
Retained earnings                                                                     4,237                 3,275
Less cost of repurchased stock, warrants, and rights
     (322,000 and 278,000 shares, respectively)                                      (1,421)               (1,301)
                                                                                    -------               -------

Total stockholders' equity                                                           22,045                21,074
                                                                                    -------               -------

Total liabilities and stockholders' equity                                          $41,001               $36,915
                                                                                    =======               =======

The accompanying notes are an integral part of the consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Income
For the three months and nine months ended September 29, 2000 and October 1,
1999
(in thousands, except share data)
(unaudited)

                                                 Three Months Ended                             Nine Months Ended
                                                ---------------------                         -----------------------
                                             September 29,           October 1,         September 29,          October 1,
                                                      2000                 1999                  2000                1999
                                                      ----                 ----                  ----                ----
Sales                                           $    6,993          $     6,235            $   22,689         $    19,728
Cost of goods sold                                   2,531                1,955                 7,932               6,267
                                                ----------          -----------            ----------         -----------
Gross margin                                         4,462                4,280                14,757              13,461

Operating expenses:
Research and development                               420                  412                 1,340               1,190
Selling, general and administrative                  3,402                3,135                11,295               9,863
                                                ----------          -----------            ----------         -----------

Operating income                                       640                  733                 2,122               2,408

Interest expense                                      (349)                (275)                 (962)               (689)
Other income                                           146                  109                   298                 221
                                                ----------          -----------            ----------         -----------

Income before income taxes                             437                  567                 1,458               1,940
Current provision for income taxes                     149                  188                   496                 642
                                                ----------          -----------            ----------         -----------
Net income                                      $      288          $       379            $      962         $     1,298
                                                ==========          ===========            ==========         ===========

Basic earnings per share                             $0.03                $0.04                 $0.11               $0.14
Shares used in computing basic earnings
 per share                                       8,996,000            9,139,000             8,989,000           9,115,000
Diluted earnings per share                           $0.03                $0.04                 $0.10               $0.13
Shares used in computing diluted
 earnings                                        9,697,000           10,196,000             9,932,000          10,313,000
 per share

The accompanying notes are an integral part of the consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Cash Flow
For the nine months ended September 29, 2000 and October 1, 1999
(in thousands)
(unaudited)

                                                                              Nine Months Ended
                                                                     September 29,         October 1,
                                                                              2000               1999
                                                                              ----               ----
Cash flows from operating activities:
Net income                                                                 $   962            $ 1,298
Adjustments to reconcile net income to net cash
used in operating activities:
     Depreciation and amortization                                           2,218              1,954
     Loss on disposal of equipment                                              57                  0
     Other                                                                       0                 (1)
Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                               (561)               494
     Increase in inventories                                                (4,625)            (1,971)
     Decrease (increase) in prepaid expenses and other assets                  241             (1,076)
     Increase (decrease) in accounts payable and accrued expense                17             (1,873)
                                                                           -------            -------

     Net cash used in operating activities                                  (1,691)            (1,175)
                                                                           -------            -------

Cash flows from investing activities:
Acquisition of Biodynamic Technologies, Inc.                                     0             (1,088)
Purchases of property and equipment                                         (1,263)            (1,549)
                                                                           -------            -------

     Net cash used in investing activities                                  (1,263)            (2,637)
                                                                           -------            -------

Cash flows from financing activities:
Proceeds from issuance of stock                                                 13                101
Payments to acquire treasury stock                                            (119)              (474)
Proceeds from issuance of treasury stock                                         0                 20
Payments on payable to a related party                                           0               (800)
Payments on long-term debt                                                    (570)              (481)
Proceeds from long-term debt                                                 3,630              5,446
                                                                           -------            -------

     Net cash provided by financing activities                               2,954              3,812
                                                                           -------            -------

Net (decrease) increase in cash equivalents                                      0                  0

Cash and cash equivalents at beginning of period                                 1                  1
                                                                           -------            -------

Cash and cash equivalents at end of period                                 $     1            $     1
                                                                           =======            =======

The accompanying notes are an integral part of the consolidated financial statements.

Encore Medical Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 1999 (the "Form 10-K").

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

4.   INVENTORIES

     Inventories at September 29, 2000 and December 31, 1999 are as follows (in thousands):

                                                September 29,      December 31,
                                                         2000              1999
                                                      -------           -------
      Components and raw materials                    $ 4,866           $ 3,953
      Work in process                                   2,824             1,097
      Finished goods                                   16,730            14,811
                                                      -------           -------
                                                       24,420            19,861
      Less-reserve for obsolescence                      (705)             (771)
                                                      -------           -------
                                                      $23,715           $19,090
                                                      =======           =======

5.   NET INCOME PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options and warrants. The number of common share equivalents outstanding relating to stock options and warrants is computed using the treasury stock method.

     The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended September 29, 2000 and October 1, 1999, respectively, are as follows (in thousands):

                                                     Three Months Ended              Nine Months Ended
                                                 ---------------------------  -------------------------------
                                                 September 29,    October 1,     September 29,     October 1,
                                                          2000          1999              2000           1999
                                                         -----        ------             -----         ------

Weighted average shares outstanding                      8,996         9,139             8,989          9,115
Plus: Common stock equivalents                             701         1,057               943          1,198
                                                         -----        ------             -----         ------
Weighted average shares outstanding-diluted              9,697        10,196             9,932         10,313
                                                         =====        ======             =====         ======

     The company has excluded certain stock options and warrants from the calculation of diluted earnings per share because their exercise price was greater than the average market price of the common shares. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share were 6,781,274 and 6,528,778 for the three months ended September 29, 2000 and October 1, 1999, respectively, and 6,441,277 and 6,221,693 for the nine months ended September 29, 2000 and October 1, 1999, respectively.

6.   SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998, which uses the "management" approach in reporting segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

     While the Company sells its products to many different markets, its management has chosen to organize the Company by geographic areas and, as a result, has determined that it has one reportable segment. All selling and administrative expenses, interest income, interest expense, depreciation and amortization are recorded in the United States. In addition, all identifiable assets are located in the United States except for $175,000 located in Europe at September 29, 2000.

     During the periods ended September 29, 2000 and October 1, 1999, the Company's international sales were primarily to a few foreign distributors, two of which have accounted for over 25% of total Company sales during such periods. Following are the Company's international sales by geographic area (in thousands) and the percentage of total Company sales generated by two of the distributors:

                                      Three Months Ended                      Nine Months Ended
                                      ------------------                      -----------------
                               September 29,         October 1,        September 29,         October 1,
                                        2000               1999                 2000               1999
                                        ----               -----             -------               ----
Net Sales:
United States                         $4,849             $4,517              $14,626            $14,104
Europe                                 1,033              1,147                4,080              4,662
Asia                                   1,111                571                3,983                962
                                      ------             ------              -------            -------
                                      $6,993             $6,235              $22,689            $19,728
                                      ======             ======              =======            =======

     Distributor A                       13%                16%                  14%                19%
     Distributor B                       13%      Less than 10%                  15%      Less than 10%

Net sales of orthopedic products by product category are as follows (in thousands):

                                      Three Months Ended                                       Nine Months Ended
                                      ------------------                                       -----------------
                           September 29, 2000      October 1, 1999               September 29, 2000         October 1, 1999
                           ------------------      ---------------               ------------------         ---------------
Reconstructive                         $6,250               $5,375                          $20,407                 $17,888
Fixation                                  541                  833                            1,681                   1,728
Other                                     202                   27                              601                     112
                                       ------               ------                          -------                 -------
                                       $6,993               $6,235                          $22,689                 $19,728
                                       ======               ======                          =======                 =======

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

8.   LEGAL PROCEEDINGS

     Previously the Company has reported that it was engaged in a lawsuit entitled Wright Medical Technology, Inc. v. Encore Orthopedics, Inc. et al. Subsequent to the end of the third quarter and prior to the filing of this Form 10-Q, the lawsuit was settled with neither side admitting any wrongdoing or liability. Concurrently with the settlement of the lawsuit, the Company entered into an Exclusive Distribution and Supply Agreement with Wright Medical Technology, Inc. and purchased certain inventory, intellectual property and other assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 29, 2000 as compared to the Three Months Ended October 1, 1999.

Sales were $6,993,000 for the quarter ended September 29, 2000, representing an increase of $758,000 or 12% over the quarter ended October 1, 1999. Sales outside the U.S. increased $427,000 or 25% compared to the same period in 1999 primarily due to the addition of several new distributors to Encore's international sales force in the latter half of 1999. The impact of these new distribution agreements continues to improve sales outside the U.S. U.S. sales increased to $4,849,000, a 7% gain from the third quarter of 1999. U.S. sales gains can be attributed to Encore's continued investment in sales force expansion both in terms of the number of agents and the size of each agency.

Increased sales have resulted in an increase in gross margin which grew 4% or $182,000 compared to the third quarter of 1999. However, gross margin as a percent of sales decreased from 68% in 1999 to 64% during the third quarter of 2000 due in large part to production variances and sales mix, both geographical and product. Sales outside the U.S. carry a lower gross margin than sales to U.S. customers.

Research and development expenses increased $8,000, a 2% increase over the third quarter of 1999 reflecting Encore's sustained commitment to new product development. Current activities include development and testing of a mobile bearing knee, continued IDE projects and further development of a ceramic femur.

As previously discussed, Encore has continued to expand its worldwide sales force. This investment resulted in a $267,000 increase in selling, general and administrative expenses in the third quarter of 2000. However, as a percent of sales, selling, general and administrative expenses declined from 50.3% in 1999 to 48.6% primarily due to lower commissions associated with sales outside the U.S.

These factors resulted in a 13% decrease in operating income to $640,000 in 2000, as compared to $733,000 for the quarter ended October 1, 1999.

Interest expense increased $74,000 for the three months ended September 29, 2000, to $349,000 as compared to the same period in the prior year. This was due to an increase in the average line of credit balance over this same period last year and rising interest rates.

Overall, net income for the quarter ended September 29, 2000, decreased $91,000 from 1999 to $288,000. Reduced gross margins and the increased spending explained above offset the improvement in sales to produce a decline in total net income. Diluted earnings per share declined from $0.04 in 1999 to $0.03 in 2000.

Results of Operations for the Nine Months Ended September 29, 2000 as compared to the Nine Months Ended October 1, 1999.

Sales were $22,689,000 for the nine months ended September 29, 2000, representing an increase of $2,961,000 or 15% over the nine months ended October 1, 1999. Much like the quarter results, sales outside the U.S. increased 43% over the same period in 1999 and U.S. sales have increased $521,000 or 4% compared to 1999. These increases are the result of Encore's efforts to enhance the worldwide sales force.

Gross margin increased $1,296,000 due to the overall increase in sales, however, gross margin as a percentage of sales was 65% of sales for the nine months ended September 29, 2000, as compared to 68% of sales in 1999. Again, this was primarily due to production variances and changes in sales mix, both geographical and product.

Research and development expenses increased by $150,000 or 13% in 2000 when compared to the same period in 1999. Activities include development and testing of a mobile bearing knee, IDE projects, and development of a revision hip system and a ceramic femur.

Selling, general and administrative expenses increased to $11,295,000, an increase of 15% as compared to the nine months of the prior year. As in the quarter results, Encore continued to expend resources to promote its products and expand its sales force. Also part of this increase was due to higher royalties associated with the overall increase in sales and agency rights amortization related to the acquisition of Biodynamic Technologies, Inc.

All of these items have combined to decrease operating income for the nine months ended September 29, 2000 by 12% to $2,122,000 from $2,408,000 in 1999.

Interest expense increased $273,000 for the nine months ended September 29, 2000 to $962,000 as compared to the prior year. This was due to an increase in the average line of credit balance over this same period last year, the addition of notes payable related to the acquisition of Biodynamic Technologies, Inc. on March 30, 1999 and rising interest rates.

Net income for the nine months ended September 29, 2000 decreased 26% to $962,000 from $1,298,000 in 1999 as reduced gross margins and increased spending offset sales increases. Diluted earnings per share declined from $.13 in 1999 to $.10 in 2000.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $15 million revolving credit facility (the "Credit Facility"). As of September 29, 2000, the Company had drawn approximately $12 million. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it. Encore's bank accounts sweep, on a daily basis, funds to either reduce or increase the loan balance, as needed, and invest any excess funds, if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the cash balance at Wells Fargo remains at zero as long as Encore is a net borrower. This sweep feature minimizes interest expense and automatically invests any excess funds.

The Company's continued strong growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of

September 29, 2000, the Company had net working capital of approximately $26 million as compared to $21 million at December 31, 1999. This increase was primarily due to increases in inventory.

The Company believes that funds from operations and borrowings under its existing credit facility will be sufficient to satisfy its anticipated cash requirements for the next twelve months.

Forward Looking Statements

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which represent Encore's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of Encore's products, profit margins, research and development projects, and the sufficiency of Encore's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, Encore's dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to Encore, market acceptance of Encore's products, the results of FDA regulatory actions, the growth of Encore's sales force, the exchange rate of the U.S. Dollar compared to other foreign currencies, and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

Part II.  Other Information

Item 1.   Legal Proceedings

Previously the Company has reported that it was engaged in a lawsuit entitled Wright Medical Technology, Inc. v. Encore Orthopedics, Inc. et al. Subsequent to the end of the third quarter and prior to the filing of this Form 10-Q, the lawsuit was settled with neither side admitting any wrongdoing or liability.

Item 2.   Changes in Securities

On August 18, 2000, the Company sold 40,000 shares of common stock that were not registered under the Securities Act of 1933. These shares were sold for a combination of $400 in cash and services valued at $78,400 to be rendered to the Company by a consulting surgeon who is an accredited investor. The sales of these securities are exempt from registration pursuant to Regulation D of the Securities Act of 1933 and the Rules promulgated thereunder.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 6.   Exhibits and Reports on Form 8-K

1.   Exhibits. See Index to Exhibits
     --------

2.   Reports on Form 8-K. The Company filed a Form 8-K on October 4, 2000,
     -------------------
     relating to the hiring of a new Chief Executive Officer.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 10, 2000                By: /s/ Kenneth W. Davidson
-------------------------           ----------------------------------------
Date                                Kenneth W. Davidson, Chief Executive Officer


November 10, 2000                By: /s/ August Faske
-------------------------           ----------------------------------------
Date                                August Faske, Executive Vice President -
                                     Chief Financial Officer


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