Form 10-K
period 2000-12-31
ENCORE MEDICAL CORP
filed 2001-04-02
CIK 944763

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of Encore Medical Corporation, computed by reference to the last sales price of such stock as of March 15, 2001, was $9,661,304.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2001, the latest practicable date.

                                  Title                              Outstanding
                                  -----                              -----------
      Common Stock, par value $0.001................................  8,854,965

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

  This annual report on Form 10-K of Encore Medical Corporation for the year ended December 31, 2000 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where Encore Medical Corporation expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

  The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; commodity prices; the success and costs of advertising and promotional efforts; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; the ability to obtain financing for one or more acquisitions; the ability to successfully complete and integrate one or more acquisitions; technological obsolescence of one or more products; changes in product strategies; the availability of management personnel and other important employees; and the costs and effects of legal proceedings.

Item 1. Business

Overview

  Encore Medical Corporation ("EMC") is in the business of becoming a broad based, diversified medical products company that will design, manufacture and market high quality medical products around the world. From its roots as an orthopedic implant company, it is expanding into additional areas of orthopedic patient care and surgical products. It will be accomplishing this mission through a series of acquisitions targeted at profitable, well positioned companies that can allow it to build several platforms in the medical products industry. This strategy is expected to begin implementation during the first half of 2001.

  During 2000 and at all times prior to 2000, EMC has had only a single operating subsidiary. This company, Encore Orthopedics, Inc. ("Encore" or the "Company"), designs, markets and distributes orthopedic products and supplies. Its products are used primarily by orthopedic medical specialists to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and participation in sporting events. Encore's products cover a broad variety of orthopedic needs and include hip, knee and shoulder implants to reconstruct damaged joints, trauma products to reconstruct bone fractures, and spinal implants to aid in the repair of the spinal column.

  Encore was formed in April 1992, when several executives with significant experience in the orthopedics industry joined with a small original equipment manufacturer of orthopedic implants and related instruments. Encore's first product, the Foundation(R) Knee System, was introduced in Europe in late 1992 and in the United States in February 1993 after receiving Food and Drug Administration ("FDA") 510(k) approval. Encore also obtained registration for this product in Japan, where sales began in late 1994. Since that time Encore has developed and obtained regulatory approval for over 108 additional orthopedic total joint products, trauma products, biologic products, spinal products, and product improvements. Encore is also awaiting 510(k) and IDE/PMA approval on several other products.

  In May 1996, Encore completed its first acquisition when it acquired the assets and liabilities of Applied Osteo Systems, Inc. ("AOS"). The acquisition expanded Encore's product line into trauma products. This expansion into trauma products was furthered by the acquisition of Biodynamic Technologies, Inc. ("BTI") in March 1999.

  On March 25, 1997, Encore became a public company when the stockholders of Encore approved the merger of Encore with and into Healthcare Acquisition, Inc., a wholly owned subsidiary of Healthcare Acquisition Corp., ("HCAC"), with Encore being the surviving entity. As part of the transaction, HCAC became known as Encore Medical Corporation. HCAC was formed in 1995 to invest in a healthcare business and completed its initial public offering in March 1996. Encore currently employs approximately 110 people worldwide.

  Encore's latest venture is in the spinal implant marketplace. This new market anticipates industry growth rates of 20% per year for the next several years. Encore gained access to its first spinal products through an exclusive United States distribution agreement with Scient'x, a Paris-based spinal products manufacturer. It began to distribute the Scient'x product line in the second quarter of 2000. It further expanded its product offering with an exclusive United States distribution agreement with Medicrea, another French spinal products manufacturer. These products were introduced into the United States by Encore during the second half of 2000.

Industry Background

  Certain of the information contained in this Form 10-K, generally, and in this section concerning the definition, size and development of the various product markets in which Encore participates, and Encore's general expectations concerning the development of such product markets, both domestically and internationally, are based on estimates prepared by Encore using data from various sources (primarily Medical Data International, Inc., Dain Raucher Wessel, US Bancorp, Merrill Lynch, Piper Jaffray and Knowledge Enterprises, as well as data from Encore's internal research), which data Encore has no reason to believe are unreliable, and on assumptions made by Encore, based on such data, and Encore's knowledge of the orthopedic product industry, which Encore believes to be reasonable.

  Over the last two decades, the orthopedic products market, which consists of implants for joint replacement, spinal implants, trauma products, certain arthroscopic, sports medicine and soft goods products, bone cement and related products and instrumentation, has experienced significant growth in both revenues and unit sales. Recent advances in technology require the addition to the orthopedic products market tissue technology image-guided surgery, osteobiologics and diagnostic products related to osteoporosis. Based on this expanded scope, in 2000, the worldwide market for orthopedic products produced approximately $11.0 billion in revenue. In the United States, the orthopedic products market represented approximately $6.3 billion in revenue in 2000. From 1992 to 1998 the average annual revenue growth rate was approximately 10%. Unit growth accounted for approximately half of this growth; the remainder of the growth was attributable to technology driven price increases.

  Joint reconstruction products accounted for approximately $2.7 billion of the overall orthopedic market in the U.S. in 2000 and approximately $4.7 billion worldwide. Among the joint replacement products, hip and knee replacement products account for approximately 95% of worldwide revenues (with approximately $4.5 billion in worldwide sales in 2000) and shoulder replacement and other related products (spinal, elbow, wrist, finger, toe, ankle and ligament prostheses) account for approximately 5% of worldwide revenues (with approximately $250 million in worldwide sales in 2000). The trauma, or fracture fixation, segment of the orthopedic products market approached $1.4 billion in 2000, representing approximately 7% growth over 1999. The trauma product market is divided between internal and external fixation products. In 2000, internal fixation products accounted for about 79% of the revenues from the sale of all trauma products.

  Of particular note is the dynamic growth of both the spinal and tissue/osteobiological market segments. It is estimated that the U.S. spinal market exceeded $1 billion in 2000 and was approaching $1.5 billion worldwide. Rapid advances in technology and product design are predicted to produce growth rates nearing 20% per year for several years. Interbody fusion devices have contributed greatly to this rapid growth, achieving approximately a 19% market share since appearing on the market in 1996.

  The remaining segments of the orthopedic products market (soft goods, cast room products, power and hand instruments, arthroscopy, etc.) account for approximately 30% of the revenue for the total orthopedic products market.

  The international orthopedic market remains concentrated in a few primary areas. The United States alone accounts for approximately 56% of the worldwide market, and five countries, the United States, Germany, France, Japan and the United Kingdom, account for approximately 80% of the worldwide market for such products.

Strategy

  Encore has established its knee, hip and shoulder total joint products as the core of its product line. Encore's management believes that it must offer a complete line of reconstructive total joint implant products, along with specialty trauma, biologic and spinal products, to remain competitive in the orthopedic products marketplace. Encore will continue to design and acquire technology to assemble complete, high quality, competitively-priced, globally-designed product lines and will continue to expand its network of independent sales agents and direct sales representatives for the sale of its products in the United States and its customer relationships worldwide. Encore's goal is to increase its penetration in the United States and foreign markets by introducing line extensions to its already broad array of total joint replacement products, entering the revision total hip market, growing its line of trauma products, concentrating on specialty and niche products, and entering the biologic and spinal implant marketplace through internal development, distribution agreements and the acquisition of existing products or companies.

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

Products

  Encore currently designs, manufactures and markets a wide variety of orthopedic reconstructive joint products, trauma products, spinal products and instruments used by surgeons to perform orthopedic surgery. Encore plans to continue to develop or acquire new hip, knee and shoulder systems as well as new trauma products, spinal products, and line extensions that address the differing preferences of surgeons, and new systems for new indications. Encore embarked in the fourth quarter of 2000 on a product rationalization review whereby it reviewed all of its existing product lines and offerings to determine which were appropriate to continue to offer and which were necessary to discontinue based on lack of sales performance or product line overlap.

 Reconstructive Knee Products

  Encore currently offers the Foundation(R) Knee System in both cruciate sparing and posterior stabilized versions, for both primary and revision applications, all of which are designed to duplicate as closely as possible the anatomical function of the patient's knee, thereby improving its range of motion and stability. Encore's knee systems are used to replace the articulating surfaces of the knee: the knee cap (patella), top of the shin bone (tibia), and bottom of the thigh bone (femur). The knee system consists of eight different sizes of knee components, which are made of cobalt chrome alloy, titanium alloy and high-density polyethylene. Sales of knee products accounted for approximately 52% of total sales in 2000.

 Reconstructive Hip Products

  Encore is currently marketing five internally designed hip systems. These include the Foundation(R) Hip System, the Vitality(R) Hip Stem, the Linear(R) Hip Stem, the Stamina(R) Hip Stem and the Revelation(TM) Hip Stem. Encore's hip implant consists of the same basic parts as the normal hip, including a femoral stem (thighbone) with a spherical femoral head (ball) and an acetabular cup (socket) on which the femoral head articulates. Sales of hip products accounted for approximately 30% of total sales in 2000.

 Reconstructive Shoulder Products

  Encore markets its internally designed Foundation(R) Shoulder System. Encore's shoulder implant consists of the same basic parts as the normal shoulder, including a humeral stem with a spherical humeral head (ball) and a glenoid component on which the humeral head articulates. Sales of shoulder products accounted for approximately 4% of total sales in 2000.

 Trauma--Fixation Products

  Encore has built its trauma product line through a series of acquisitions. The first acquisition, Applied Osteo Systems in 1996, gave Encore the True/Flex(R) intramedullary nails, a patented system of intramedullary nails used in repairing bone fractures, primarily for use in correcting upper extremity fractures, and the True/Lok(TM) external fixation system, developed by Texas Scottish Rite Hospital. Encore has recently begun to sell True/Flex(R) intramedullary nail products in the higher volume market for products used in correcting lower extremity conditions. The acquisition of Biodynamic Technologies, Inc. ("BTI") in March 1999 allowed Encore to offer a more complete line of specialty products for use in the treatment of upper extremity orthopedic trauma and added other trauma products used in the hip and ankle areas of the body. Sales of trauma products accounted for approximately 8% of total sales in 2000.

 Instrumentation

  Approximately 4% of 2000 sales were the instrumentation used to implant the above products. Virtually all of these sales were outside the United States. These sales are classified as reconstructive sales in the financial statement footnotes related to segment information.

 Spinal Products

  In 1999 Encore entered into a distribution agreement to begin selling spinal products pursuant to an exclusive distribution agreement for the United States for products produced by Paris-based Scient'x. The Scient'x line contains many products for which Encore began to obtain FDA approval to market in 1999. The FDA approval process continued into the first half of 2000. The Isolock(TM) and Isobar(TM) systems consist of rods, plates, cortical screws, and pedicle screws used to achieve fusion of the spine. The cervical spine is addressed with the PCB(TM) Cervical Plate System. These product lines will continue to expand as more products are developed and U.S. regulatory approval is obtained. In addition, Encore now markets the PASS Spinal System, designed and manufactured by Medicrea, a French company based in La Rochelle, France. FDA approval for this product line was obtained during the third quarter of 2000 and marketing efforts and sales of this product commenced during the fourth quarter of 2000. Sales of spinal products accounted for approximately 2% of total sales in 2000.

Marketing and Sales

  Encore's products are currently marketed and sold in the United States, Germany, certain countries in the Middle East, and Japan. In the United States, products are sold to hospitals and orthopedic surgeons through a network of independent commissioned sales agents and direct representatives. Outside the United States, Encore's total joint products are sold through distributors. Beginning in 1999 and continuing in 2000, Encore began rebuilding its international sales force which in the past had been exclusively with the PLUS Endoprothetik AG family based in Switzerland. The distribution agreement between Encore and PLUS Endoprothetik AG ("PLUS-Switzerland") concluded as of December 31, 2000. However, one affiliate of PLUS-Switzerland, EndoPLUS GmbH, continues to sell Encore products in Germany. This rebuilding is being accomplished on a territory by territory basis. During 1999, customers were added for France and the Middle East, however the French customer was terminated in early 2001. It is Encore's practice to now require that international customers carry the complete line of Encore total joint and trauma products. This differs from past practice when PLUS-Switzerland only carried the Foundation(R) Total Knee System. In Japan, certain of Encore's trauma products are sold by Century Medical, Inc. while Senko Medical Trading Co. carries both the Encore total joint products and the remainder of the Encore trauma products.

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

  Encore strives to place its United States sales agents in sales territories whose populations contain significant concentrations of individuals over 55 years of age. As of December 31, 2000, Encore had independent sales agents selling either reconstructive products, trauma products, spinal products or all of these systems, in 25 sales territories in 17 states of the United States. Sales agents are generally granted a contract with a term of one to five years. Agents are typically paid a sales commission of 20% of the selling price of all products sold and are eligible for bonuses if sales exceed certain preset objectives. Each of Encore's sales agents are assigned an exclusive sales territory. Some of the sales agents may sell non-competing lines of orthopedic products manufactured by other companies, but no agent may carry competing product lines. Encore provides its agents with product inventories on consignment for their use in marketing its products and for filling customer orders. All sales agents are required to participate in periodic product and sales training courses given by Encore at its corporate offices in Austin, Texas, as well as at other locations around the United States.

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

  All implants and instruments go through in-house quality control, cleaning and packaging operations. Quality control measures begin with an inspection of all raw materials and castings to be used. Each piece is appropriately inspected at each step of the manufacturing process. As a final step, products pass through a "clean room" environment designed and maintained to reduce product exposure to particulate matter.

Intellectual Property

  Encore holds one United States patent, covering a tibia base plate design used in connection with its Foundation(R) Knee System. It also has approximately ten (10) exclusive patent licenses, which protect Encore both in the United States and in several foreign countries. Encore has twelve (12) trademarks registered in the United States, one of which is also registered in Germany, Switzerland, Austria, China, Japan and the European Community, and another one that is also registered in Japan. Encore also depends on numerous unregistered trademarks, some of which have been submitted for registration in the United States. In the future, Encore will apply for such additional patents and trademarks as it deems appropriate. Finally, Encore relies on non-patented proprietary know-how, trade secrets, process and other proprietary information, which it protects through a variety of methods, including confidentiality agreements and proprietary information agreements.

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

  Under the Food, Drug and Cosmetic Act, as amended, medical devices are classified into one of three classes depending on the degree of risk imparted to patients by the medical device. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with Good Manufacturing Practices ("GMPs"), facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require pre-market review and clearance by the FDA through the 510(k) Premarket Notification process described below. Class II devices are subject to General Controls, as well as premarket demonstration of adherence to certain performance standards or other special controls as specified by the FDA. Premarket review and clearance by the FDA is accomplished through the 510(k) Premarket Notification procedure. In the 510(k) Premarket Notification procedure, the manufacturer submits appropriate information to the FDA in a Premarket Notification submission. If the FDA determines that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another similar commercially available device subsequently cleared through the 510(k) Premarket Notification process, it will grant clearance to commercially market the device. It generally takes three to 6 months from the date of submission to obtain clearance of a 510(k) Premarket Notification submission, but the process may take longer. If the FDA determines that the device, or its "labeled" intended use, is not "substantially equivalent," the FDA will automatically place the device into Class III.

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

  Encore must obtain export certificates from the FDA before it can export certain of its products and is subject to regulations in many of the foreign countries in which it sells its products. These include product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to Encore's devices and products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require Encore's products to be qualified before they can be marketed in those countries. To date, Encore has not experienced any difficulty in complying with these regulations. Encore has also implemented policies and procedures allowing it to position itself for the changing international regulatory environment. The ISO 9000 series of standards has been developed as an internationally recognized set of guidelines that are aimed at ensuring the design and manufacture of quality products. A company that passes an ISO audit and obtains ISO registration becomes internationally recognized as well run and functioning under a competent quality system. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 series certification, which is in some ways analogous to compliance with the FDA's GMP requirements. The European Community promulgated rules requiring medical products to receive a CE mark by mid-1998. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements. ISO 9000 series certification is one of the prerequisites for CE marking for most of Encore's products. ISO 9001 is the highest level of ISO certification, covering both the quality system for manufacturing, as well as the quality system for product design controls. Encore has received an ISO 9001 certification and "CE" certification.

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

Item 2. Properties

Encore owns no real property; however, Encore leases an approximately 70,000 square foot facility in Austin, Texas for its corporate headquarters, manufacturing facilities and warehouse for its business operations. This lease is a 10-year lease that commenced on April 1, 1997, with the option to renew for five years and with an option to terminate the lease after 5 years upon the payment of the unamortized leasehold improvement costs. The Company's monthly lease payments are approximately $35,422, for an annual lease payment of approximately $425,064, which amounts do not include the Company's share of applicable common area maintenance, property taxes and public utility charges.

Item 3. Legal Proceedings

During the year 2000, Encore was a defendant in a lawsuit styled Wright Medical Technology, Inc. v. Encore Orthopedics, Inc., et al., C. A. No. 99CV4900(SSB), filed in the United States District Court of New Jersey. In this case, Wright alleged that Encore tortuously interfered with certain of Wright's contractual relationships and conspired to cause a former Wright sales person to breach its contract with Wright. This case was settled without any admission of liability in October 2000. Concurrently with the settlement, Encore entered into an Exclusive Supply and Distribution Agreement with Wright covering the WRIGHTLOCK(R) spinal product line. Encore purchased a certain amount of stocking inventory and gained the worldwide exclusive rights to distribute this product line. In addition, Encore acquired certain rights to intellectual property related to the product line. Based on Encore's evaluation of its potential lines, including an analysis of the potential uses of the acquired intellectual property, the Company recognized a charge of $700,000 during the fourth quarter of 2000 related to the impairment of this intellectual property.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock and $5 Warrants are traded on the NASDAQ National Market System under the symbols "ENMC" and "ENMCW," respectively. EMC also has outstanding $7 Warrants which are not traded on a public market. The following tables set forth for the periods indicated the high and low sales prices of the Company's Common Stock and $5 Warrants as reported on the NASDAQ National Market since January 1, 1999:

                                                       Common Shares $5 Warrants
                                                       ------------- -----------
                                                        High   Low   High   Low
                                                       ------------- ----- -----
2000
First Quarter......................................... $ 4.46 $ 2.00 $1.63 $0.31
Second Quarter........................................ $ 3.13 $ 1.88 $0.75 $0.38
Third Quarter......................................... $ 2.50 $ 1.56 $0.44 $0.31
Fourth Quarter........................................ $ 2.63 $ 1.38 $0.44 $0.13
1999
First Quarter......................................... $ 3.75 $ 2.88 $0.88 $0.63
Second Quarter........................................ $ 3.41 $ 2.69 $0.63 $0.47
Third Quarter......................................... $ 3.00 $ 2.25 $0.56 $0.34
Fourth Quarter........................................ $ 2.50 $ 1.75 $0.38 $0.19

As of March 15, 2001, the Company had approximately 79 shareholders of record of the Company's Common Stock. There are in excess of 1,200 beneficial owners of the Company's Common Stock. As of March 15, 2001, the Company had approximately 12 shareholders of record of the Company's $5 Warrants. There are in excess of 300 beneficial owners of the Company's $5 Warrants. As of March 15, 2001, the Company had approximately 61 holders of record of the Company's $7 Warrants and approximately 70 beneficial owners. The Company's $7 warrants expire by their own terms as of March 25, 2001.

Item 6. Selected Financial Data

The following sets forth selected financial data with respect to EMC for the periods indicated. The data as of December 31, 1996, 1997, 1998, 1999 and 2000 and for each of the five years in the period ended December 31, 2000, have been derived from EMC's audited historical consolidated financial statements. The selected financial data should be read in conjunction with the financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                             Year Ended December 31,
                                     ----------------------------------------
                                      2000     1999    1998    1997    1996
                                     -------  ------- ------- ------- -------
                                      (in thousands, except per share data)
Statement of Operations Data
Sales............................... $30,113  $26,095 $28,990 $24,440 $17,621
Gross margin........................  15,130   17,902  19,408  16,504  11,563
Income (loss) from operations.......  (4,009)   3,015   3,201   2,500   2,129
Income (loss) before extraordinary
 item...............................  (3,263)   1,619   1,777   1,857   1,033
Net income (loss)...................  (3,263)   1,619   1,777   1,259   1,033
Basic earnings (loss) per common
 share..............................    (.36)    0.18    0.20    0.16   (0.04)
Shares used in computing basic
 earnings (loss) per share..........   8,990    9,117   9,088   8,033   5,463
Diluted earnings (loss) per share...    (.36)    0.16    0.17    0.12   (0.04)
Shares used in computing diluted
 earnings (loss) per share..........   8,990   10,219  10,611  10,253   5,463

Balance Sheet Data
Working capital..................... $21,615  $20,680 $17,954 $14,682 $10,012
Total assets........................  38,494   36,915  30,556  25,721  20,275
Current portion of note payable and
 long-term debt.....................   3,232      734   1,265     612   2,764
Long-term debt, less current
 portion............................  14,283   12,047   5,603   3,244   6,013
Stockholders' equity................  17,820   21,074  19,824  18,024   6,589

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

  Encore has developed a network of independent sales representatives and direct sales persons that sell Encore's products throughout the United States. Encore has also established relationships with several international customers. Encore must receive 510(k) or PMA approval from the FDA for every product that it desires to sell in the United States and similar regulatory approvals in other countries in which it sells its products. Encore has received such approvals for all of its products that it currently markets.

Results of Operations

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

  Sales were $30,113,000 for the year ended December 31, 2000, representing an increase of $4,018,000 or 15% compared to total sales of $26,095,000 for the year ended December 31, 1999. Both international and U.S. sales increased during the year. International sales increased 42% in the year ended December 31, 2000 when compared to the year ended December 31, 1999. This was due to the rebuilding of the international sales force, primarily in Japan, as well as the addition of sales forces in certain countries in the Middle East and France. In the United States, sales increased 5% for the year when compared to the prior year. While agents that were with Encore for the entire year showed strong increases over the prior year's sales, Encore was not as successful as it anticipated in increasing the number of sales agents or representatives actively selling Encore products. In an effort to focus the sales force on productive agents, there were a number of sales representatives whose agreements with Encore were terminated during 2000.

  Sales of reconstructive devices, knees, hips, and shoulders, each showed a significant increase in sales in 2000 when compared to 1999. Knee sales increased 10% over the prior year, hip sales increased 20% over the prior year, and shoulder sales increased 11% over the prior year. This was a result of several agents showing stronger sales year over year and the introduction of revision hip products.

  However, trauma sales showed an overall decrease of 10% from the prior year. This was primarily due to the fact that there had been a large order during 1999 for the Japanese customer of the Ultimax(TM) line of trauma products which was not repeated during 2000.

  Spinal product sales increased to over $500,000 during the year of 2000, which was a result of obtaining the necessary FDA approvals for the Scient'x product lines during the first quarter of 2000 and beginning to sell the Medicrea product lines during the second half of 2000.

  Gross margin during 2000 was negatively impacted by two different items. First, with the increased percentage of international sales, as compared to U.S. sales, gross margin decreased because U.S. sales generate a greater gross margin than sales outside the United States. Secondly, during the fourth quarter of 2000, Encore conducted an extensive evaluation of its product lines and decided to rationalize the products it was offering for sale. As a result of this product rationalization, there was $4,203,000 of additional reserves added to the inventory reserve for slow moving, discontinued and obsolete items. Gross margin, as a percentage of sales, was 50% when the inventory charge is included, and 64% without the inventory charge. This compares to a gross margin of 69% of sales for 1999.

  Selling, general and administrative expenses increased by $2,104,000 or 16% over 1999. A portion of this increase came from an increase of commission and royalty expenses related to higher sales. Additional increases in selling expenses related to a national sales meeting and surgeon meetings which had not been held in prior years.

  Research and development expenses increased by $147,000 over the amount spent in 1999. This represents an increase of 9%. Significant activities undertaken during the year resulted in the Keystone(TM) Modular Hip System being approved by the FDA during 2000, as well as a number of IDE clinical studies being conducted. Additionally, several products are in the process of being developed.

  An additional charge of $2,001,000 was taken in the fourth quarter of 2000 which relates to specific items that are not part of the normal selling, general and administrative, or research and development expenses. The most significant was a charge of $700,000 related to impairment of intangible assets. Additional components of this charge include $439,000 which relates to post retirement obligations for former employees and $383,000 which relates to doubtful accounts connected to a French customer.

  As a result of these other charges and the increase in the inventory reserve taken in 2000, operating income showed a loss of $4,009,000. However, absent these charges, operating income would have been $2,195,000. This amount is $820,000 or 27% less than operating income for 1999.

  Interest expense increased by $369,000 in 2000 compared to 1999. This was due to a full year of interest expense related to the notes incurred in the acquisition of BTI, whereas only nine months of interest expense was incurred during the year of 1999 related to these notes. In addition, the average amount outstanding on the line of credit during 2000 was greater than the average amount outstanding during 1999.

  The total effect of the increase in sales, offset by the increase in expenses as well as the charges to inventory reserves and other charges outlined above resulted in EMC having a net loss for the year of $3,263,000.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

  Sales were $26,095,000 for the year ended December 31, 1999, representing a decrease of $2,895,000 or 10% compared to total sales of $28,990,000 for the year ended December 31, 1998. This decrease in absolute sales reflects two different trends for Encore sales. On one hand, U.S. sales increased 6% over 1998. More productive sales territories, an increase in the number of sales territories and an increase in the number of products offered for sale fueled the increase in U.S. sales. On the other hand, outside the U.S., sales decreased 35% compared to the year ended December 31, 1998. This was mainly due to the significant decrease in the sales of Encore's former primary distributor for Europe. This relationship was changed in the summer of 1999 and Encore became engaged in pursuing alternative avenues for international distribution to remedy this situation. During 1999 Encore entered into distribution agreements for France and the Middle East and engaged in negotiations with other distributors for other countries in Europe. In addition, Encore terminated its relationship with its distributor for total joint products in Japan as of December 31, 1998. During 1999, Encore located and contracted with a new, highly experienced sales distribution company for carrying not only Encore's total joint lines of products, but also its new trauma products that it acquired when it acquired the trauma specialty company BTI. This sales force will complement the other Japanese sales force that is distributing Encore's specialty trauma line of intramedullary rods and an external fixation system.

  Overall, while sales of reconstructive products decreased 14% to $23,490,000 in 1999, this decrease masks the significant increase in hip sales for Encore. These products were significantly aided by the addition of several new products that were introduced during 1998 and showed strong sales growth in 1999. The overall decrease in total joint sales was fueled by decreased sales of the Foundation(R) Total Knee Systems which were the only product being sold by Encore's former European distributor. Another strong indication of the progress that Encore made during 1999 is that trauma product sales increased 56.9% over 1998. This increase was a result of having a broader product line, in part due to the acquisition of BTI, and having the products gain more acceptance throughout the United States. Another factor in the increased U.S. sales was the transition from a non-exclusive to an exclusive sales force. Going forward, rapid geographical expansion in the United States, an improvement in the quality of the sales force, adding new international distributors who will carry the full Encore product line and introduction of new products will fuel additional increases in sales in both the total joint and trauma segments of the business. Additionally, Encore received several of the needed FDA approvals to market spinal products during the later half of 1999 and was able to bring these products to the United States during 2000.

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

  Even with a decrease in sales for 1999, Encore kept up its strong research and development program since it recognizes that new products are the lifeblood of expansion of an orthopedics company. As a percentage of sales, research and development expenses increased to 6.3% in 1999 from 5.8% in 1998. Activities included a joint design effort with Saint Gobain Desmarquest Fine Ceramics to develop a ceramic knee femoral component to address the issue of polyethylene wear in the knee, clinical trials for a ceramic/ceramic hip system and a metal/metal hip system, development of a mobile bearing knee, development of a revision hip system and regulatory submissions for spine.

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

Capital Expenditures

  Encore has invested significantly over the past several years on building a state-of-the-art, fully integrated orthopedic implant company. These expenditures have included the investment in surgical instrumentation, machine tools to increase manufacturing capacity, computer hardware and software, and equipment required to support a growing organization. Over the last several years, Encore has acquired machine tools primarily through capital leases. Encore has made significant investments in surgical instrumentation, as such instrumentation is necessary to implant Encore reconstructive products. Also, the size of the sales force and the increases in the product lines have necessitated increases in the need for additional surgical instruments. In the United States, these instruments are capitalized and depreciated. They are used by the sales force to aid in sales. Internationally, these instruments are sold or leased to international customers. The amounts of surgical instruments capitalized in 1998, 1999 and 2000 were $1,590,000, $1,373,000 and $1,280,000, respectively. Other capital expenditures during those periods were $1,321,000, $731,000 and $414,000, respectively.

  As a growing organization, Encore has devoted significant capital resources to expanding and improving its management information systems through additions of hardware and software. In addition, during 1999, Encore dealt with Y2K issues. The expenditures for these computer expansions and improvements were approximately $194,000 in 2000, $249,000 in 1999 and $370,000 in 1998.

Liquidity

  Since its inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $13 million revolving credit facility. This facility will decrease during the year on a quarterly basis to $10.5 million. In addition, it has a number of financial covenants that must be met on a quarterly basis. As of December 31, 2000, the Company had drawn approximately $12 million. As of December 31, 2000, the Company was in compliance with all of the financial covenants. While the Company's current forecast shows that the Company will be able to meet the financial covenants during 2001 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that the forecasts will prove accurate or that the bank's requirements will be able to be met. In, addition, there is no assurance that another credit facility will be available as a replacement to the current facility. There exists the possibility that EMC will need to obtain additional equity financing, although there is no assurance as to the amount, availability or cost of such financing. A distinguishing feature of the Credit Facility is that Encore's cash management services are intermingled with it on a daily basis. Encore's bank accounts sweep funds to either reduce or increase the loan balance, as needed, and invests any excess funds if the loan balance equals zero, in a money market account. As such, the outstanding loan balance is adjusted daily based on the net amount of cash receipts versus cash outlays, while the cash balance at Wells Fargo remains at zero as long as Encore is a net borrower. This sweep feature has the effect of minimizing interest cost and automatically investing any excess funds.

  The Company's continued growth has resulted in an increase in its capital requirements. This growth is now primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of December 31, 2000, the Company had net working capital of approximately $22 million as compared to approximately $21 million at December 31, 1999. This increase was primarily due to increases in inventory and accounts receivable, offset by an increase in the current portion of long-term debt.

  During the third quarter of 1998 and continuing through 1999 and into 2000, EMC began actively purchasing its equity securities, both common stock and $5 Warrants, in connection with the buyback program it announced at the beginning of 1998. This program was initiated because EMC management and the Board of Directors felt that EMC's equity was undervalued. EMC repurchased 310,800, 185,200 and 43,500 shares of common stock in 1998, 1999 and 2000 respectively, and 231,800 and 81,500 $5 Warrants during 1998 and 1999, respectively. EMC did not repurchase any $5 Warrants during 2000.

Forward Looking Statements

  The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent EMC's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of Encore's products, profit margins and the sufficiency of EMC's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, Encore's dependence on the ability of its third-party manufacturers to produce components on a basis that is cost-effective to Encore, market acceptance of Encore's products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the availability to locate acceptable acquisition candidates and then finance and integrate those acquisitions, and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Recently Issued Accounting Pronouncements

  In the fourth quarter of 2000, EMC adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on EMC's financial position or overall trends in results of operations.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. EMC does not currently engage or plan to engage in hedging activities or intend to own or plan to purchase any derivative instruments.

  In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion 25" which is generally effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management does not anticipate that the adoption of Interpretation No. 44 will have a material impact on the financial position or the results of operations.

Item 7A. Market Risk Disclosure

  Not Applicable

Item 8. Financial Statements and Supplementary Data

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  17
Consolidated Balance Sheets at December 31, 2000 and 1999................  18
Consolidated Statements of Operations for the Three Years Ended December
 31, 2000................................................................  19
Consolidated Statements of Changes in Stockholders' Equity for the Three
 Years Ended December 31, 2000...........................................  20
Consolidated Statements of Cash Flows for the Three Years Ended December
 31, 2000................................................................  21
Notes to Consolidated Financial Statements...............................  22

                       Report of Independent Accountants

To the Board of Directors and
Stockholders of Encore Medical Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Encore Medical Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Austin, Texas
February 22, 2001

                           ENCORE MEDICAL CORPORATION

         Consolidated Balance Sheets (in thousands, except share data)

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
Assets
Current assets:
  Cash and cash equivalents.................................... $     1 $     1
  Accounts receivable, net of allowance for doubtful accounts
   of $339 and $112, respectively..............................   5,417   4,454
  Inventories, net.............................................  20,291  19,090
  Prepaid expenses and other current assets....................     674     929
                                                                ------- -------
    Total current assets.......................................  26,383  24,474
Property and equipment, net....................................   5,408   6,218
Intangible assets, net.........................................   4,698   5,396
Other assets...................................................   2,005     827
                                                                ------- -------
    Total assets............................................... $38,494 $36,915
                                                                ======= =======

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt........................... $ 3,232  $   734
  Accounts payable and accrued expenses.......................   3,159    3,060
                                                               -------  -------
    Total current liabilities.................................   6,391    3,794
Long-term debt, net of current portion........................  14,283   12,047
                                                               -------  -------
    Total liabilities.........................................  20,674   15,841
                                                               -------  -------
Stockholders' equity:
  Common stock, $0.001 par value, 35,000,000 shares
   authorized; 9,348,000 and 9,340,000
   shares issued, respectively................................       9        9
  Additional paid-in capital..................................  19,405   19,379
  Deferred compensation.......................................    (185)    (288)
  Retained earnings...........................................      12    3,275
  Less cost of repurchased stock, warrants and rights
   (322,000 and 278,000 shares, respectively).................  (1,421)  (1,301)
                                                               -------  -------
    Total stockholders' equity................................  17,820   21,074
                                                               -------  -------
    Total liabilities and stockholders' equity................ $38,494  $36,915
                                                               =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE MEDICAL CORPORATION

 Consolidated Statements of Operations (in thousands, except per share amounts)

                                                           Year Ended
                                                          December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
Sales............................................... $30,113  $26,095  $28,990
Cost of sales.......................................  14,983    8,193    9,582
                                                     -------  -------  -------
    Gross margin....................................  15,130   17,902   19,408

Operating expenses:
  Selling, general and administrative...............  15,360   13,256   14,540
  Research and development..........................   1,778    1,631    1,667
  Other charges.....................................   2,001      --       --
                                                     -------  -------  -------
    (Loss) income from operations...................  (4,009)   3,015    3,201
Other income (expense):
  Interest income...................................      26        7      --
  Interest expense..................................  (1,346)    (977)    (454)
  Other income......................................     277      222      --
                                                     -------  -------  -------
(Loss) income before income taxes...................  (5,052)   2,267    2,747
(Benefit) provision for income taxes................  (1,789)     648      970
                                                     -------  -------  -------
    Net (loss) income............................... $(3,263) $ 1,619  $ 1,777
                                                     =======  =======  =======


Net (loss) income per common and common equivalent
 share:
Basic earnings (loss) per share--
  Basic earnings (loss) per share................... $  (.36) $   .18  $   .20
                                                     =======  =======  =======
  Shares used in computing basic earnings (loss) per
   share............................................   8,990    9,117    9,088
                                                     =======  =======  =======
Diluted earnings (loss) per share--
  Diluted earnings (loss) per share................. $  (.36) $   .16  $   .17
                                                     =======  =======  =======
  Shares used in computing diluted earnings (loss)
   per share........................................   8,990   10,219   10,611
                                                     =======  =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE MEDICAL CORPORATION

   Consolidated Statements of Changes in Stockholders' Equity (in thousands)

                                                                       Repurchased Stock,     Total
                          Common Stock  Additional Deferred Retained  Warrants and Rights     Stock-
                          -------------  Paid-in   Compen-  Earnings  -------------------    holders'
                          Shares Amount  Capital    sation  (Deficit)  Shares      Amount     Equity
                          ------ ------ ---------- -------- --------  ---------  ----------  --------
Balance at December 31,
 1997...................  9,047  $    9  $18,546    $(418)  $  (113)       --    $      --   $18,024
                          -----  ------  -------    -----   -------   --------   ----------  -------
Issuance of common
 stock..................    201     --       342      --        --         --           --       342
Deferred compensation...    --      --        24      (24)      --         --           --       --
Amortization of deferred
 compensation...........    --      --       --       132       --         --           --       132
Purchase of treasury
 stock..................    --      --       --       --        --        (366)      (1,545)  (1,545)
Issuance of treasury
 stock..................    --      --       283      --         (8)       256          747    1,022
Tax benefit associated
 with stock options.....    --      --        72      --        --         --           --        72
Net income..............    --      --       --       --      1,777        --           --     1,777
                          -----  ------  -------    -----   -------   --------   ----------  -------
Balance at December 31,
 1998...................  9,248       9   19,267     (310)    1,656       (110)        (798)  19,824
                          -----  ------  -------    -----   -------   --------   ----------  -------
Issuance of common
 stock..................     92     --       124      --        --         --           --       124
Deferred compensation...    --      --        28      (28)      --         --           --       --
Amortization of deferred
 compensation...........    --      --       --       133       --         --           --       133
Purchase of treasury
 stock..................    --      --       --       --        --        (217)        (677)    (677)
Issuance of treasury
 stock..................    --      --       (71)     (83)      --          49          174       20
Tax benefit associated
 with stock options.....    --      --        31      --        --         --           --        31
Net income..............    --      --       --       --      1,619        --           --     1,619
                          -----  ------  -------    -----   -------   --------   ----------  -------
Balance at December 31,
 1999...................  9,340       9   19,379     (288)    3,275       (278)      (1,301)  21,074
                          -----  ------  -------    -----   -------   --------   ----------  -------
Issuance of common
 stock..................      8     --        13      --        --         --           --        13
Deferred compensation...    --      --        39      (39)       --        --           --       --
Amortization of deferred
 compensation...........    --      --       --       142       --         --           --       142
Purchase of treasury
 stock..................    --      --       --       --        --         (44)        (120)    (120)
Tax expense associated
 with stock options.....    --      --       (26)     --         --        --           --       (26)
Net loss................    --      --       --       --     (3,263)       --           --    (3,263)
                          -----  ------  -------    -----   -------   --------   ----------  -------
Balance at December 31,
 2000...................  9,348  $    9  $19,405    $(185)  $    12       (322)  $   (1,421) $17,820
                          =====  ======  =======    =====   =======   ========   ==========  =======

The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE MEDICAL CORPORATION

              Consolidated Statements of Cash Flows (in thousands)

                                                       Year Ended December 31,
                                                       -----------------------
                                                        2000     1999    1998
                                                       -------  ------  ------
Cash flows from operating activities:
Net (loss) income....................................  $(3,263) $1,619  $1,777
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
   Depreciation and amortization.....................    2,948   2,683   1,945
   Impairment of intangible asset....................      700     --      --
   Loss on disposal of assets........................      397     --        6
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable........     (963)  1,898  (1,234)
   Increase in inventories...........................   (1,201) (2,296) (2,817)
   (Increase) decrease in prepaid expenses and other
    assets...........................................   (1,623) (1,410)    142
   Increase (decrease) in accounts payable and
    accrued expenses.................................       98  (1,574)     23
                                                       -------  ------  ------
    Net cash (used in) provided by operating
     activities......................................   (2,907)    920    (158)
                                                       -------  ------  ------
Cash flows from investing activities:
Acquisition of Biodynamic Technologies, Inc..........      --   (1,068)    --
Purchases of property and equipment..................   (1,694) (2,103) (2,765)
Proceeds from sale of assets.........................      --        5      12
                                                       -------  ------  ------
    Net cash used in investing activities............   (1,694) (3,166) (2,753)
                                                       -------  ------  ------
Cash flows from financing activities:
Tax (provision) benefit associated with stock
 options.............................................      (26)     31      72
Proceeds from issuance of common stock...............       13      37     342
Payments to acquire treasury stock...................     (120)   (570) (1,545)
Proceeds from issuance of treasury stock.............       --      --   1,022
Payment on payable to a related party................       --    (800)   (300)
Proceeds from debt...................................    5,160   4,219   3,699
Payments on debt.....................................     (426)   (671)   (387)
                                                       -------  ------  ------
    Net cash provided by financing activities........    4,601   2,246   2,903
                                                       -------  ------  ------
    Net decrease in cash and cash equivalents........      --      --       (8)
    Cash and cash equivalents at beginning of year...        1       1       9
                                                       -------  ------  ------
    Cash and cash equivalents at end of year.........  $     1  $    1  $    1
                                                       =======  ======  ======
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest...........................................  $ 1,346  $  977  $  454
  Income taxes.......................................      211     969     625
Supplemental schedule of non-cash investing and
 financing activities:
Noncash equity transactions..........................  $   --   $  --   $  184
Capital lease obligations related to equipment leases
 entered into during the year........................       46     310     560
Acquisition of Biodynamic Technologies, Inc.
  Fair value of assets acquired......................            5,002
  Cash paid for net assets of Biodynamic
   Technologies, Inc.................................           (1,068)
                                                                ------
    Liabilities assumed..............................            3,934

The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Encore Medical Corporation ("EMC"), a Delaware corporation, through its primary operating subsidiary, Encore Orthopedics, Inc. ("Encore" or the "Company"), designs, manufactures, markets and sells products for the orthopedic implant industry primarily in the United States, Europe and Asia.

The Company's products are subject to regulation by the Food and Drug Administration ("FDA") with respect to their sale in the United States, and the Company must obtain FDA authorization to market each of its products before they can be sold in the United States. Additionally, the Company is subject to similar regulations in many of the international countries in which it sells products.

Principles of consolidation

The consolidated financial statements include the accounts of EMC and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

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

Cash and Cash Equivalents

Cash consists of deposits with financial institutions. EMC considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

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

Intangible Assets

Intangible assets consist of goodwill, agency rights and purchased technology and are carried at cost less accumulated amortization. Amortization of intangibles is computed based on the straight-line method over periods ranging from five to fifteen years. Certain intangibles relate to signing costs of sales agencies which are amortized over the life of the agency contract. Intangible assets are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

                           ENCORE MEDICAL CORPORATION

Revenue Recognition

The Company's products are sold through a network of sales representatives and foreign customers. Revenues from sales made by representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure. Revenues from sales to foreign customers are recorded when the product is shipped to the customer. The customers, who sell the products to other customers, take title to the products and have no special rights of return.

In the fourth quarter, EMC adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on EMC's financial position or overall trends in results of operations.

Research and Development

Research and development expenses relate primarily to the technological development and enhancement of reconstructive, trauma and spinal devices. Research and development costs are charged to expense as incurred.

Income Taxes

EMC accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Earnings (Loss) Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, basic earnings (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of options. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The number of common share equivalents outstanding is computed using the treasury stock method. Because EMC has incurred a net loss for the year ended December 31, 2000, the effect of 914,340 common stock equivalents were anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of EMC's financial instruments, including cash and cash equivalents, trade accounts receivable and payable, and long-term debt approximate fair values. EMC estimates the fair value of its long term fixed rate debt generally using discounted cash flow analysis based on EMC's current borrowing rate for debt with similar maturities, terms and characteristics.

Acquisitions

On March 30, 1999, the Company and Biodynamic Technologies, Inc. ("BTI") executed a stock purchase agreement whereby Encore purchased substantially all of the outstanding stock of BTI in exchange for cash and promissory notes payable to the former shareholders of BTI. This acquisition has been accounted for as a purchase and, accordingly, the results of BTI have been included in the accompanying financial statements beginning March 30, 1999. The terms of the agreement required a total cash payment of $1,068,000 and issuance of notes payable of $3,166,000. For financial reporting purposes, $140,000 of the purchase price was recorded as purchased technology, which is being amortized over seven years, and $4,190,000 was recorded as goodwill, which is being amortized over 15 years. BTI did not have significant operations relative to the Company prior to the merger. Therefore, pro forma presentation of the combined results of operations for periods presented is not considered meaningful and has been omitted.

                           ENCORE MEDICAL CORPORATION

Stock-based compensation plans

  EMC has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, EMC continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of EMC's stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for under the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus 96-18 (EITF 96-18).

2. Other charges

  The components of other charges included in the consolidated statements of operations for the year ended December 31, 2000 are as follows (in thousands):

      Impairment of intangibles......................................... $  700
      Post retirement benefits for former employees.....................    439
      Provision for doubtful accounts...................................    383
      Other.............................................................    479
                                                                         ------
                                                                         $2,001
                                                                         ======

  During the fourth quarter of 2000, the Company recorded a charge of $700 related to the impairment of intangibles acquired in connection with a lawsuit settlement and concurrent distribution agreement reached with Wright Medical Technology, Inc. During the fourth quarter of 2000, the Company agreed to provide certain health insurance benefits to certain employees associated with their leaving the Company and recorded a charge of $439,000 related to these post-employment benefits.

3.  Accounts Receivable

  A summary of the activity in Encore's allowance for doubtful accounts is presented below (in thousands):

                                                                For the Year
                                                               Ended December
                                                                    31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
      Balance, beginning of year.............................  $112  $145  $109
      Provision for bad debt expense.........................   234    18    36
      Write-offs charged to allowance........................    (7)  (51)  --
                                                               ----  ----  ----
      Balance, end of year...................................  $339  $112  $145
                                                               ====  ====  ====

                           ENCORE MEDICAL CORPORATION

4. Inventories

Inventories consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
Components and raw materials.................................. $ 4,482  $ 3,953
Work in process...............................................   2,162    1,097
Finished goods................................................  18,322   14,811
                                                               -------  -------
                                                                24,966   19,861
Less--reserve for obsolescence................................  (4,675)    (771)
                                                               -------  -------
                                                               $20,291  $19,090
                                                               =======  =======

  During the fourth quarter of 2000, Encore conducted an extensive evaluation of its product lines and decided to rationalize the products it was offering for sale. As a result of this product rationalization effort, EMC recorded a charge to cost of sales of $4,203,000.

  A summary of the activity in Encore's inventory reserve for slow moving, discontinued and obsolete items is presented below (in thousands):

                                                               For the Year
                                                              Ended December
                                                                   31,
                                                             ------------------
                                                              2000   1999  1998
                                                             ------  ----  ----
Balance, beginning of year.................................. $  771  $923  $642
Provision charged to cost of sales..........................  4,292   577   756
Write-offs charged to reserve...............................   (388) (729) (475)
                                                             ------  ----  ----
Balance, end of year........................................ $4,675  $771  $923
                                                             ======  ====  ====

5. Property and Equipment

Property and equipment consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
Equipment...................................................... $ 4,505  $4,393
Furniture and fixtures.........................................   2,291   2,072
Leasehold improvements.........................................     606     580
Surgical instrumentation.......................................   7,261   6,857
                                                                -------  ------
                                                                 14,663  13,902
Less--accumulated depreciation and amortization................  (9,255) (7,684)
                                                                -------  ------
                                                                $ 5,408  $6,218
                                                                =======  ======

  Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2000, 1999 and 1998 was approximately $2,143,000, $2,026,000 and $1,699,000, respectively.

                           ENCORE MEDICAL CORPORATION

6. Intangible Assets

Intangible assets consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
Goodwill....................................................... $ 4,190  $4,190
Agency rights..................................................   1,250   1,250
Purchased technology...........................................     439     645
                                                                -------  ------
                                                                  5,879   6,085
Less--accumulated amortization.................................  (1,181)   (689)
                                                                -------  ------
                                                                $ 4,698  $5,396
                                                                =======  ======

  Amortization expense relating to intangible assets for the years ended December 31, 2000, 1999 and 1998 was $663,000, $524,000 and $114,000,
respectively.

7. Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consist of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
Accounts payable................................................ $ 1,119 $1,393
Accrued wages and related expenses..............................     262    206
Accrued commissions.............................................   1,165  1,076
Accrued royalties...............................................     254    168
Accrued taxes...................................................     186    217
Other accrued liabilities.......................................     173    --
                                                                 ------- ------
                                                                 $ 3,159 $3,060
                                                                 ======= ======

                           ENCORE MEDICAL CORPORATION

8. Long-Term Debt and Leases

Long-Term Debt

  Long-term debt (including capital lease obligations) consists of the following (in thousands):

                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
$13,000,000 revolving credit facility from a financial
 institution; interest at the lesser of the institution's
 base rate plus 1.5% or LIBOR plus 4% (8.63% at December 31,
 2000), payable monthly; collateralized by all assets of
 Encore and guaranteed by EMC; commitment fee of 1.25% of
 unused balance, payable monthly; due May 2002; available
 borrowings at December 31, 2000 of $813,000, calculated as
 the credit limit less total borrowings and letters of
 credit of $64,000.......................................... $ 12,123  $ 8,760
8.9% unsecured notes payable to individuals in connection
 with the BTI
 acquisition, payable in varying quarterly installments
 through March 31, 2005.....................................    2,686    3,000
9.5% unsecured note payable to a corporation, payable in
 quarterly installments of $213,250 plus interest through
 September 30, 2002                                             1,619      --
Capital lease obligations, collaterized by related
 equipment..................................................      554      934
Other.......................................................      533       87
                                                             --------  -------
                                                               17,515   12,781
Less--current portion.......................................   (3,232)    (734)
                                                             --------  -------
                                                             $ 14,283  $12,047
                                                             ========  =======

  The debt agreement related to the revolving credit facility contains warranties and covenants and requires maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreement and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement. The Company was in compliance with all debt covenants and warranties as of December 31, 2000.

  Since its inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $13 million revolving credit facility. This facility will decrease during the year on a quarterly basis to $10.5 million. In addition, it has a number of financial covenants that must be met on a quarterly basis. As of December 31, 2000, the Company had drawn approximately $12 million. While the Company's current forecast shows that the Company will be able to meet the financial covenants during 2001 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that the forecasts will prove accurate or that the bank's requirements will be able to be met. In addition, there is no assurance that another credit facility will be available as a replacement to the current facility. There exists the possibility that EMC will need to obtain additional equity financing, although there is no assurance as to the amount, availability or cost of such financing.

  At December 31, 2000, the aggregate amount of annual principal maturities of long-term debt (excluding capital lease obligations) is as follows (in thousands):

   Year Ended December 31,
     2001.............................................................. $  2,994
     2002..............................................................   11,834
     2003..............................................................      729
     2004..............................................................      830
     2005 and thereafter...............................................      574
                                                                        --------
                                                                        $ 16,961
                                                                        ========

                           ENCORE MEDICAL CORPORATION

Leases

  The Company leases building space, manufacturing facilities and equipment under non-cancelable lease agreements that expire at various dates. At December 31, 2000, future minimum lease payments are as follows (in thousands):

                                                             Capital Operating
                                                             Leases   Leases
                                                             ------- ---------
   Year Ending December 31,
     2001...................................................  $ 277   $  446
     2002...................................................    209      509
     2003...................................................     97      507
     2004...................................................     38      488
     2005 and thereafter....................................    --     1,099
                                                              -----   ------
     Total minimum lease payments...........................    621   $3,049
                                                                      ======
     Less--amounts representing interest....................    (67)
                                                              -----
     Net minimum lease payments.............................    554
     Less--current portion of obligations under capital
      leases................................................   (238)
                                                              -----
                                                              $ 316
                                                              =====

  Rental expense under operating leases totaled approximately $733,000, $669,000 and $616,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Leased equipment and furniture and fixtures under capital leases, included in property and equipment in the accompanying financial statements, is as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
Equipment...................................................... $ 1,656  $1,656
Furniture and fixtures.........................................     664     618
Less--accumulated amortization.................................  (1,226)   (958)
                                                                -------  ------
                                                                $ 1,094  $1,316
                                                                =======  ======

9. Capital Stock

Preferred Stock

  Preferred stock may be issued at the discretion of the Board of Directors (the "Board") of EMC with such designation, rights and preferences as the Board may determine from time to time. The preferred stock may have dividend, liquidation, conversion, voting or other rights that may be more expansive than the rights of the holders of the common stock. At December 31, 2000, EMC has 1,000,000 shares of authorized preferred stock, none of which has been issued.

Stock Option Plans

  EMC has seven stock option plans. All options granted under the plans are exercisable for common stock in EMC as described below. EMC has recorded deferred compensation for the fair value of grants made to individuals other than employees and is amortizing such amount to income over the vesting period or contract period for the options. Deferred compensation amortization was approximately $142,000, $133,000 and $132,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                           ENCORE MEDICAL CORPORATION

  The 1996 Incentive Option Plan provides for the grant of a variety of equity related awards, including, but not limited to, incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, to key employees of EMC and its subsidiaries. The 1997 Distributor Advisory Panel Stock Option Plan provides for the grant of stock options to those who are sales representatives and distributors of EMC and its subsidiaries' products. The 1997 Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those who are serving as members of EMC or its subsidiaries' surgeon advisory panel. The 2000 Non-Employee Director Stock Option Plan provides for the grant of options to non-employee Directors of EMC.

  In addition, EMC has the following stock option plans under which EMC is no longer issuing new options but which, nevertheless, have outstanding options. The 1992 Stock Option Plan provided for the grant of both incentive and non-qualified stock options to directors, employees and certain other persons affiliated with Encore. The 1993 Distributor Stock Option Plan provided for the grant of stock options to those who were sales representatives and distributors of Encore's products, and the 1993 Surgeon Advisory Panel Stock Option Plan provided for the grant of stock options to those who were serving as members of Encore's surgeon advisory panel.

  The stock options granted under all of these plans are granted at or in excess of fair market value on the date of grant, vest ratably over a predefined period, and expire no more than 10 years from the date of grant. At December 31, 2000, EMC had reserved a total of 5,370,524 shares of common stock for the plans.

  Had compensation cost for all stock option grants been determined based on their fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," EMC's net (loss) income and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                            For the Year Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
Net income (loss)               As reported $   (3,263) $    1,619  $    1,777
                                  Pro forma     (3,486)      1,401       1,713
Net income (loss) per share
  Basic:                        As reported       (.36)       0.18        0.20
                                  Pro forma       (.39)       0.15        0.19
  Diluted:                      As reported       (.36)       0.16        0.17
                                  Pro forma       (.39)       0.14        0.16

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                               2000        1999        1998
                                            ----------  ----------  ----------
Dividend yield.................                    -- %        -- %        -- %
Expected volatility............                   65.0%       65.0%       55.0%
Risk-free interest rate........                    6.0%        6.0%       6.01%
Expected life..................              1-5 years   1-4 years   1-4 years

                           ENCORE MEDICAL CORPORATION

A summary of the activity in EMC's stock option plans is presented below:

                                         Year ended December 31,
                         -----------------------------------------------------------
                                2000                1999                1998
                         ------------------- ------------------- -------------------
                                    Weighted            Weighted            Weighted
                                    Average             Average             Average
                                    Exercise            Exercise            Exercise
                          Shares     Price    Shares     Price    Shares     Price
                         ---------  -------- ---------  -------- ---------  --------
Employee Options
Outstanding, beginning
 of year................ 3,234,539   $2.26   3,257,112   $2.20   2,858,808   $1.83
Granted--
  At market.............   448,900    1.93     180,500    2.33     669,000    3.55
  Above market..........       --      --          --      --          --      --
Exercised...............    (8,692)   1.62     (80,840)   1.61    (184,574)   1.42
Canceled................  (330,813)   3.04    (122,233)   2.13     (86,122)   4.59
                         ---------           ---------           ---------
Outstanding, end of
 year................... 3,343,934    2.10   3,234,539    2.26   3,257,112    2.20
                         =========           =========           =========
Options exercisable at
 year end............... 2,793,984           2,735,039           2,709,115
Weighted-average fair
 value of options
 granted during the
 year--
  At market.............             $2.33               $2.38               $3.47
  Above market..........               --                  --                  --
Other Than Employee
 Options
Outstanding, beginning
 of year................   793,803   $4.17     957,070   $4.10     896,010   $4.10
Granted--
  At market.............       --      --       70,000    3.97     282,500    4.07
  Above market..........    20,000    3.07      36,500    4.39         --      --
Exercised...............       --      --          --      --      (18,767)   2.82
Canceled................  (200,013)   5.05    (269,767)   4.38    (202,673)   4.76
                         ---------           ---------           ---------
Outstanding, end of
 year...................   613,790    3.85     793,803    4.17     957,070    4.10
                         =========           =========           =========
Options exercisable at
 year end...............   553,098             607,478             544,115
Weighted-average fair
 value of options
 granted during the
 year--
  At market.............             $ --                $3.45               $3.75
  Above market..........              2.56                2.84                 --

                           ENCORE MEDICAL CORPORATION

  The following table summarizes information about stock options outstanding at December 31, 2000:

                                   Options Outstanding       Options Exercisable
                             ------------------------------- -------------------
                                        Weighted-
                                         Average
                                        Remaining  Weighted-           Weighted-
                                       Contractual  Average             Average
  Range of Exercise Prices    Number      Life       Price    Number     Price
  ------------------------   --------- ----------- --------- --------- ---------
                                         (Years)
  $0.56 to $1.90............ 2,097,388    3.41       $1.28   1,771,138   $1.20
  $2.00 to $3.95............ 1,003,597    4.91        2.66     781,980    2.65
  $4.23 to $4.91............   626,000    2.69        4.66     575,166    4.68
  $5.00 or more.............   230,739    3.83        5.44     218,798    5.43
                             ---------                       ---------
                             3,957,724                       3,347,082
                             =========                       =========

HCAC $7 Warrants

  In 1997, Healthcare Acquisition Corporation ("HCAC") $7 warrants were issued for each common and preferred share of Encore in connection with the merger with HCAC. These warrants are convertible into one share of common stock for each warrant and expire on March 25, 2001. EMC conducted a tender offer for these $7 warrants and the rights to acquire the $7 warrants in December 1998. Of the 1,673,948 total $7 warrants and rights, 978,383 shares were tendered and purchased by EMC for a total consideration of $239,080. EMC had 660,947 $7 warrants and rights outstanding at December 31, 2000.

Other HCAC Transactions

  HCAC issued 3,850,000 warrants (the "$5 warrants") in connection with a public offering in March 1996. These warrants have an exercise price of $5.00 per share and are convertible into one share of common stock for each warrant. These warrants expire on March 8, 2003, but are callable by EMC for $0.01 per warrant at such time as the common shares of EMC have traded at a price of $8.50 per share for 20 consecutive trading days. EMC repurchased 231,800 and 81,500 of these $5 warrants in 1998 and 1999, respectively. EMC did not repurchase any $5 warrants in 2000. EMC had 3,536,700 $5 warrants outstanding at December 31, 2000.

  Additionally, in connection with the public offering, HCAC issued 150,000 unit options to the underwriters of the offering. These unit options allow the holder to receive one share of common stock and two $5 warrants for each unit option. These unit options have an exercise price of $6.60. The unit options and the $5 warrants connected with the unit options expire on March 8, 2001.

Treasury Stock

  EMC began acquiring shares of its common stock and $5 warrants in connection with a stock repurchase program announced in January 1998. That program authorizes EMC to purchase up to one million common shares or $5 warrants from time to time on the open market or pursuant to negotiated transactions at price levels EMC deems attractive. EMC purchased 185,200 shares for $495,000 and 43,500 shares for $120,000 in 1999 and 2000, respectively. EMC purchased 81,500 $5 warrants for $68,000 in 1999 and none in 2000. The purpose of the stock and warrant repurchase program is to help EMC achieve its long-term goal of enhancing stockholder value.

                           ENCORE MEDICAL CORPORATION

10. Segment Information

  EMC reports segments utilizing SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires segments be identified utilizing a "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of EMC's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

  While the Company sells its many products in many different markets, its management has chosen to organize the Company by geographic areas and, as a result has determined that it has one reportable segment. All selling and administrative expenses, interest income, interest expense, depreciation and amortization are recorded in the United States. In addition, all identifiable assets are located in the United States.

  During the three years ended December 31, 2000, the Company's international sales were primarily to a few foreign customers, two of which have accounted for approximately 28%, 23% and 25%, respectively, of total Company sales during such periods. Following are the Company's international sales by geographic area (in thousands) and the percentage of total Company sales generated by two customers:

                                             For the Year Ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
Net Sales:
United States............................... $   19,605  $   18,672  $   17,557
Europe......................................      5,606       5,784       9,660
Asia........................................      4,902       1,639       1,773
                                             ----------  ----------  ----------
                                             $   30,113  $   26,095  $   28,990
                                             ==========  ==========  ==========
Customer A..................................         14%         19%         21%
Customer B..................................         14%          4%          4%

  The majority of the international sales were located in Germany and Japan, each of which country accounted for approximately 10% of Encore's revenues for the years ended December 31, 2000, 1999, and 1998.

  Net sales of orthopedic products by product category are as follows (in thousands):

                                             For the Year Ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
Reconstructive.............................. $   26,969  $   23,395  $   27,374
Trauma--Fixation............................      2,281       2,541       1,616
Spine, Biologics and Other..................        863         159         --
                                             ----------  ----------  ----------
                                             $   30,113  $   26,095  $   28,990
                                             ==========  ==========  ==========

                           ENCORE MEDICAL CORPORATION

11. Income Taxes

  The income tax provision (benefit) consists of the following (in thousands):

                                                           For the Year Ended
                                                              December 31,
                                                           --------------------
                                                             2000    1999  1998
                                                           --------  ----  ----
Current income taxes:
  Federal................................................. $   (437) $531  $724
  State...................................................      --     57    82
                                                           --------  ----  ----
                                                               (437)  588   806
                                                           --------  ----  ----
Deferred income taxes:
  Federal.................................................   (1,205)   63   173
  State...................................................     (147)   (3)   (9)
                                                           --------  ----  ----
                                                             (1,352)   60   164
                                                           --------  ----  ----
                                                           $ (1,789) $648  $970
                                                           ========  ====  ====

  The difference in the income tax provision (benefit) and the amounts determined by applying the federal statutory tax rate to income (losses) before income taxes result from the following (in thousands):

                                                          For the Year Ended
                                                             December 31,
                                                         ----------------------
                                                           2000     1999   1998
                                                         ---------  -----  ----
Tax at statutory rate................................... $  (1,718) $ 781  $934
Add (deduct) the effect of --
  FSC benefit...........................................       (17)  (100)  (58)
  State income taxes....................................       (97)    36    48
  Nondeductible expenses and other, net.................        50    (37)   85
  Utilization of R&D credit.............................        (7)   (32)  (39)
                                                         ---------  -----  ----
                                                         $ (1,789)  $ 648  $970
                                                         =========  =====  ====

  The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------  -----
Deferred tax assets:
  Minimum tax credit carryforward................................ $  529  $  34
  Inventory and other reserves...................................    858    406
  Accrued compensation and allowances............................    503    193
  Net operating loss carryforward................................     92    --
  Other..........................................................     10      2
                                                                  ------  -----
    Deferred tax assets..........................................  1,992    635
Deferred tax liability:
  Depreciation...................................................   (340)  (335)
                                                                  ------  -----
    Net deferred tax asset....................................... $1,652  $ 300
                                                                  ======  =====

                           ENCORE MEDICAL CORPORATION

12. Earnings Per Share

  Following is a reconciliation of the basic and diluted per share computations (dollars in thousands, except for per share amounts):

                                            For the Year Ended December 31,
                                           -----------------------------------
                                              2000        1999        1998
                                           ----------  ----------- -----------
Net (loss) income--basic.................. $   (3,263) $     1,619 $     1,777
Effect of dilutive securities.............        --           --          --
                                           ----------  ----------- -----------
Net (loss) income--diluted................ $   (3,263) $     1,619 $     1,777
                                           ==========  =========== ===========
Shares used in computing basic earnings
 (loss) per share.........................  8,990,251    9,117,356   9,088,294
Common stock equivalents..................        --     1,101,763   1,522,396
                                           ----------  ----------- -----------
Shares used in computing diluted earnings
 (loss) per share.........................  8,990,251   10,219,119  10,610,690
                                           ==========  =========== ===========
Earnings (loss) per share
  Basic................................... $    (0.36) $      0.18 $      0.20
                                           ==========  =========== ===========
  Diluted................................. $    (0.36) $      0.16 $      0.17
                                           ==========  =========== ===========

  Options and warrants to purchase 3,957,724 and 4,647,647 shares of common stock, respectively, were outstanding at December 31, 2000, but were not included in the computation of diluted EPS because the exercise of such options and warrants would be anti-dilutive.

13. Unaudited Quarterly Consolidated Financial Data

                                                      Three Months Ended
                                                ------------------------------
                                                                 Sep
                                                Mar 31, Jun 30,  29,   Dec 31,
                                                 2000    2000    2000   2000
                                                ------- ------- ------ -------
Net sales...................................... $ 8,501 $ 7,194 $6,993 $ 7,425
Gross profit................................... $ 5,526 $ 4,768 $4,462 $   374
Operating income (loss)........................ $   917 $   566 $  640 $(6,132)
Net income (loss).............................. $   457 $   217 $  288 $(4,225)
Basic earnings (loss) per share................ $  0.05 $  0.02 $ 0.03 $ (0.47)
Weighted average shares--basic.................   9,023   9,022  8,996   8,996
Diluted earnings (loss) per share.............. $  0.05 $  0.02 $ 0.03 $ (0.47)
Weighted average shares--diluted...............  10,165  10,006  9,697   8,996
                                                      Three Months Ended
                                                ------------------------------
                                                Apr 2,  Jul 2,  Oct 1, Dec 31,
                                                 1999    1999    1999   1999
                                                ------- ------- ------ -------
Net sales...................................... $ 6,831 $ 6,661 $6,235 $ 6,368
Gross profit................................... $ 4,635 $ 4,545 $4,280 $ 4,442
Operating income............................... $   883 $   792 $  733 $   607
Net income..................................... $   516 $   404 $  379 $   320
Basic earnings per share....................... $  0.06 $  0.04 $ 0.04 $  0.04
Weighted average shares--basic.................   9,166   9,094  9,139   9,126
Diluted earnings per share..................... $  0.05 $  0.04 $ 0.04 $  0.03
Weighted average shares--diluted...............  10,480  10,304 10,196   9,938

                           ENCORE MEDICAL CORPORATION

14. Related Party Transactions

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

15. Legal Proceedings

  During the year 2000, Encore was a defendant in a lawsuit styled Wright Medical Technology, Inc. v. Encore Orthopedics, Inc., et al., C. A. No. 99CV4900(SSB), filed in the United States District Court of New Jersey. In this case, Wright alleged that Encore tortuously interfered with certain of Wright's contractual relationships and conspired to cause a former Wright sales person to breach its contract with Wright. This case was settled without any admission of liability in October 2000. Concurrently with the settlement, Encore entered into an Exclusive Supply and Distribution Agreement with Wright covering the WRIGHTLOCK(R) spinal product line. Encore purchased a certain amount of stocking inventory and gained the worldwide exclusive rights to distribute this product line. In addition, Encore acquired certain rights to intellectual property related to the product line. Based on Encore's evaluation of its product lines, including analysis of the potential uses of the acquired intellectual property, the Company recognized a charge of $700,000 during the fourth quarter of 2000 related to the impairment of this intellectual property.

16. Commitments and Contingencies

  As of December 31, 2000, EMC had entered into purchase commitments for inventory, capital acquisitions and other services totaling $1,534,000 in the ordinary course of business.

  EMC is, from time to time, subject to claims and suits for damages arising in the normal course of business. EMC maintains insurance which management believes would cover most claims.

17. Employee Benefit Plans

  EMC has a qualified defined contribution plan, which allows for voluntary pre-tax contributions by employees. EMC pays all general and administrative expenses of the plan and may make contributions to the plan. EMC made matching contributions of approximately $273,000, $262,000 and $276,000 to the plan in 2000, 1999 and 1998, respectively, based on 100% of the first 6% of employee contributions. EMC provides certain medical expense coverage to certain former executives. During 2000, EMC recorded a charge of $439,000 for estimated liabilities related to these postemployment benefits, as required under SFAS 112.

                           ENCORE MEDICAL CORPORATION

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None in the past two years.

Item 10. Directors and Executive Officers of the Registrant

  The information set forth under the caption "Election of Directors" contained in EMC's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 11. Executive Compensation

  The information set forth under the sub-captions "Directors Continuing in Office" and "Executive Compensation" contained in EMC's Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information set forth under the caption "Stock Ownership" contained in EMC's Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information set forth under the sub-caption "Certain Transactions" contained in EMC's Proxy Statement is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements
  The financial statements filed as part of this report are listed under Item
  8.

(b) Reports on Form 8-K
  A Form 8-K was filed on October 4, 2000, relating to the appointment of a new chief executive officer and president.

(c) Exhibits:

 Exhibit
 No.     Description
 ------- -----------
 2       Agreement and Plan of Merger dated as of November 12, 1996, by and among Healthcare Acquisition Corp. ("HCAC"), Healthcare Acquisition,
         Inc. and Encore Orthopedics, Inc., as amended by an Amendment dated
         February 14, 1997(3)
 3.1     Certificate of Incorporation of Healthcare Acquisition Corp.(1)
 3.2     Amendment to the Certificate of Incorporation of HCAC(3)
 3.3     Bylaws of HCAC(1)
 4.1     Form of HCAC Common Stock Certificate(2)
 4.2     Form of Certificate for HCAC $5.00 Warrant(2)
 4.3     Form of Unit Purchase Option granted to GKN Securities Corp. and
         Gaines, Berland Inc(2)
 4.4     Warrant Agreement between Continental Stock Transfer and Trust Company and HCAC with respect to the HCAC $5.00 Warrants(1)
 4.5     Form of Encore Medical Corporation $7.00 Warrant(3)
 4.6     Warrant Agreement, by and between Encore Medical Corporation and
         Continental Stock Transfer and Trust Company with respect to the HCAC
         $7.00 Warrants(3)
 4.7     Form of Encore Medical Corporation Common Stock Certificates(5)
 10.1    Investment Management Trust Agreement between IBJ Schroder Bank &
         Trust Company and HCAC(1)
 10.2    Stock Escrow Agreement between Continental Stock Transfer and Trust
         Company and HCAC(1)
 10.3    Letter Agreement between GKN Securities Corp. and each of the initial stockholders of HCAC(1)
 10.4    Encore Medical Corporation 1996 Incentive Stock Plan(3)
 10.5    Employment Agreement between Encore and Nick Cindrich, dated August
         26, 1994(5)
 10.6    Severance Agreement between Encore and Nick Cindrich, dated September
         27, 1995, as amended on March 18, 1997(5)
 10.7    Employment Agreement between Encore and Craig L. Smith, dated August
         26, 1994(5)
 10.8    Severance Agreement between Encore and Craig L. Smith, dated September
         19, 1995, as amended on March 18, 1997(5)
 10.9    [intentionally omitted]
 10.10   [intentionally omitted]
 10.11   Employment Agreement between Encore and Ken Ludwig, Jr., dated August
         26, 1994(5)
 10.12   Severance Agreement between Encore and Ken Ludwig, Jr., dated
         September 19, 1995, as amended on March 18, 1997(5)
 10.13   Employment Agreement between Encore and August Faske, dated August 26,
         1994(5)
 10.14   Severance Agreement between Encore and August Faske, dated September
         20, 1995, as amended on March 18, 1997(5)
 10.15   Employment Agreement between Encore and Harry L. Zimmerman, dated
         August 26, 1994(5)
 10.16   Severance Agreement between Encore and Harry L. Zimmerman, dated
         September 19, 1995, as amended on March 18, 1997(5)
 10.17   Employment Agreement between Encore and J.D. Webb, Jr., dated August
         26, 1994(5)
 10.18   Severance Agreement between Encore and J.D. Webb, Jr., dated September
         19, 1995, as amended on March 18, 1997(5)
 10.19   Employment Agreement between Encore and Greg Kaseeska, dated March 1,
         1998(6)
 10.20   Severance Agreement between Encore and Greg Kaseeska, dated March 1,
         1998(6)
 10.21   Employment Agreement between Encore and Kathy Wiederkehr, dated April
         1, 1997(6)
 10.22   Severance Agreement between Encore and Kathy Wiederkehr, dated April
         1, 1997(6)
 10.23   Employment Agreement between Encore and Robert Buckley, dated December
         1, 1998(6)
 10.24   Severance Agreement between Encore and Robert Buckley dated December
         1, 1998(6)
 10.25   Employment Agreement between Encore and Jean-Paul Burtin, dated
         December 1, 1998(6)
 10.26   Severance Agreement between Encore and Jean-Paul Burtin, dated
         December 1, 1998(6)

 Exhibit
 No.     Description
 ------- -----------
 10.27   Second Amendment to Severance Agreement between Encore and Nick
         Cindrich dated December 31, 1998(6)
 10.28   Second Amendment to Severance Agreement between Encore and Craig Smith dated December 31, 1998(6)
 10.29   Second Amendment to Severance Agreement between Encore and August
         Faske dated December 31, 1998(6)
 10.30   Second Amendment to Severance Agreement between Encore and Harry L.
         Zimmerman dated December 31, 1998(6)
 10.31   Second Amendment to Severance Agreement between Encore and Kenneth
         Ludwig, Jr. dated December 31, 1998(6)
 10.32   Second Amendment to Severance Agreement between Encore and J.D. Webb,
         Jr. dated December 31, 1998(6)
 10.33   Amendment to Severance Agreement between Encore and Greg Kaseeska dated December 31, 1998(6)
 10.34   Amendment to Severance Agreement between Encore and Kathy Wiederkehr dated December 31, 1998(6)
 10.35   Employment Agreement between Encore and Kenneth W. Davidson, dated
         October 1, 2000
 10.36   Severance Agreement between Encore and Kenneth W. Davidson, dated
         October 1, 2000
 21      Schedule of Subsidiaries of Encore Medical Corporation
 23.1    Consent of Accountants

--------

 (1)     Filed as an exhibit to Amendment No. 1 to HCAC's Registration
         Statement on Form S-1 (33-92854) filed with the SEC on July 14, 1995
 (2)     Filed as an exhibit to Amendment No. 2 to HCAC's Registration
         Statement on Form S-1 (33-92854) filed with the SEC on February 20,
         1996
 (3)     Filed as an exhibit to HCAC's Registration Statement on Form S-4 (333-
         22053) filed with the SEC on February 19, 1997
 (4)     Filed as an exhibit to Company Form 8-K filed with the SEC on May 30,
         1997
 (5)     Filed as an exhibit to Company Form 10-K filed with the SEC on March
         30, 1998
 (6)     Filed as an exhibit to Company Form 10-K filed with the SEC on March
         23, 1999

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENCORE MEDICAL CORPORATION

         March 29, 2001
                                          By:          /s/ Ken Davidson
                                             ----------------------------------
                                                        Ken Davidson
                                              Chairman of the Board and Chief
                                                     Executive Officer

         March 29, 2001
                                          By:          /s/ August Faske
                                             ----------------------------------
                                                        August Faske
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Jay M. Haft                        Director            March 27, 2001
______________________________________
             Jay M. Haft

                                                Director
______________________________________
             Joel Kanter

        /s/ Dennis Enright                      Director            March 28, 2001
______________________________________
            Dennis Enright

        /s/ Craig L. Smith                      Director            March 29, 2001
______________________________________
            Craig L. Smith

         /s/ John Abeles    -                   Director            March 26, 2001
______________________________________
             John Abeles

        /s/ Nick Cindrich                       Director            March 28, 2001
______________________________________
            Nick Cindrich

        /s/ Richard Martin                      Director            March 27, 2001
______________________________________
            Richard Martin
