Form 10-K/A
period 2000-12-31
ENCORE MEDICAL CORP
filed 2001-04-30
CIK 944763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF   1934

     For the transition period from     to

     Commission file number: 0-26538

                          ENCORE MEDICAL CORPORATION
            (Exact name of registrant as specified in its charter)

           DELAWARE                                           65-0572565
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

9800 METRIC BLVD., AUSTIN, TEXAS                                 78758
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: (512) 832-9500

Securities registered under Section 12(b) of the Exchange Act:

     None.

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value
                                  $5 Warrant
                                  $7 Warrant
                               (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---      ---

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of Encore Medical Corporation, computed by reference to the last sales price of such stock as of March 15, 2001, was $9,661,304.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2001, the latest practicable date.

                   Title                        Outstanding
                   -----                       -------------
       Common Stock, par value $0.001...         8,854,965

     List hereunder the following documents, if incorporated by reference, and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or informational statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933:

     None.

Amendment No. 1 to Annual Report on Form 10-K

     Encore Medical Corporation (the "Company") hereby amends and supplements its Annual Report on Form 10-K as originally filed by the Company on April 2, 2001 solely for the purpose of setting forth the disclosure required by Part III of Form 10-K.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain biographical information concerning each of the Company's directors and executive officers.

                                   DIRECTORS

     The Company's Board of Directors is currently divided into three classes, each having three-year terms that expire in successive years.

Class I Directors.  The term of office of the Company's Class I Directors
------------------
expires at the 2001 annual meeting.

Craig L. Smith, Ph.D.

     Dr. Smith was a director of Encore Orthopedics, Inc. ("Encore") from July 1992 until March 1997 and has been President since August 1992. He has served in these positions for the Company since March 1997. Dr. Smith become an Executive Vice President of the Company in October 2000. Dr. Smith first joined Encore as its Vice President of Research and Development in April 1992, with 10 years of experience in the medical device industry. From 1985 to April 1992, he served as Vice President - Research and Development for Intermedics Orthopedics, Inc. ("Intermedics"). During this period, his responsibilities included product design, materials development and qualification, quality assurance, clinical studies and FDA product approval submissions. Dr. Smith also oversaw major research programs pertaining to the characterization of hydroxyl-apatite-coated implants and the characterization of bone growth factors derived from bovine sources. Dr. Smith serves on the Board of Spinal Dynamics, Inc., a private company. Prior to his experience with Intermedics, Dr. Smith served from 1982 to 1984 as Vice President-Engineering for Carbomedics, Inc., a manufacturer of pyrolytic carbon coated heart valve components, and from 1972 to 1982 at General Atomic Co., where he did work producing and characterizing carbon coatings. Dr. Smith has a B.S. in Metallurgical Engineering from the University of Washington
(1966) and a Ph.D. in Materials Science from Carnegie Mellon University (1971). Dr. Smith is 57 years old.

John H. Abeles, M.D.

     Dr. Abeles was President, Treasurer and a director of Healthcare Acquisition Corporation ("HCAC") prior to the merger between Healthcare Acquisition Inc, a wholly owned subsidiary of HCAC and Encore (the "Merger") and has served as a Director of the Company since the Merger. From 1971 to 1975, Dr. Abeles was an executive with several major pharmaceutical companies in the United Kingdom and the United States, including Sterling Drugs (UK), Pfizer Labs and USV Pharmaceuticals (a division of Revlon Healthcare). From 1975 to 1980, he was an analyst in Kidder Peabody's healthcare research department. Since 1980, Dr. Abeles has been President of MedVest Inc., which has provided consulting services to, and has been active in the founding and financing of, emerging companies, principally in the healthcare industry. Dr. Abeles is currently a member of the Board of Directors of Oryx Technology Corporation, DUSA Pharmaceuticals, Inc., PharmaPrint Corporation and I-Flow Corporation. Dr. Abeles earned a M.B., Ch.B. from the University of Birmingham (England). Dr. Abeles is 56 years old.

Class II Directors.  The term of office for the Company's Class II Directors
-------------------
expires at the 2002 annual meeting.

Jay M. Haft

     Mr. Haft was Chairman of the Board and Secretary of HCAC prior to the Merger and has served as a Director of the Company since the Merger. Mr. Haft is a director of numerous public and private corporations, including Robotic Vision Systems, Inc. (OTC), NCT Group, Inc. (OTC), DUSA Pharmaceuticals, Inc.
(OTC), Oryx Technology Corp. (OTC) and Thrift Management, Inc. (OTC). He is currently of counsel to Parker Duryee Rosoff & Haft, in New York, New York. He was previously a senior corporate partner of such firm (1989-1994), and prior to that a founding partner of Wofsey, Certilman, Haft et al. (1966-1988). He has served as a member of the Florida Commission for Government Accountability to the People and is a trustee of Florida International University as well as of the Wolfsonion Museum. Mr. Haft earned both his B.A. and J.D. degrees from Yale University. Mr. Haft is 65 years old.

Dennis J. Enright

     Mr. Enright was a director of Encore from August 1994 until March 1997 and became a director of the Company in March 1997. Mr. Enright was employed by 3M as Staff Vice President-Technology Development and had been with 3M from 1965 until he retired in 1995. Mr. Enright began his career as a product development engineer in the telecommunications area and then progressed to Technical Director, General Manager and then Division Vice President, a position in which he served for 12 years. Mr. Enright was elected to the Carlton Society, an internal 3M recognition for technical personnel. Mr. Enright has a Bachelor of Mechanical Engineering from the University of Minnesota (1961) and a Masters of Business Administration from the University of Minnesota (1968). He has been a board member of Associated Electronics of Mentor, Ohio; Japan Interconnect Systems (a joint venture with Nippon Steel), Tokyo, Japan; Precision Interconnect of Portland, Oregon; and Raycom of Denver, Colorado. Mr. Enright is 61 years old.

Kenneth W. Davidson

     Mr. Davidson became Chief Executive Officer and President of the Company in October 2000. He became Chairman of the Board of Directors on February 1, 2001. Mr. Davidson was a director of Encore from November 1996 until March 1997 and became a director of the Company in March 1997. Mr. Davidson served as Chairman, President and CEO of Maxxim Medical, Inc. from November 1986 July 2000. Previously, Mr. Davidson held various positions with Intermedics, Inc., Baxter Laboratories, and Merck & Co. Mr. Davidson presently serves on the Board of Directors and is the past President of Operation Rainbow, an international charity organization. Mr. Davidson also serves on the Board of Directors of Bovie Medical Corp., a public company involved in electrosurgery. Mr. Davidson received a Bachelor of Science degree in Biology and Chemistry from Laurentian University, Sudbury Ontario, Canada. Mr. Davidson is 52 years old.

Class III Directors. The term of office for the Company's Class III Directors
--------------------
expires at the 2003 annual meeting.

Nicholas Cindrich

     Mr. Cindrich, who founded Encore in March 1992, served as its President from March 1992 until August 1992. From August 1992 through August 1994, Mr. Cindrich was self-employed as a business consultant. From August 1994 to October 2000, he served as the Chief Executive Officer of Encore and from August 1994 to February 2001 served as Chairman of the Board of Directors of Encore. From March 1997 to October 2000 he served as the Chief Executive Officer of the Company and from March 1997 to February 2001 served as Chairman of the Board of the Company. Mr. Cindrich is currently a consultant to the Company. Mr. Cindrich has over 25 years of experience in the medical device industry. He founded Encore after leaving Intermedics where he had served as President from 1984 to 1991. From 1980 to 1984, Mr. Cindrich was the Group Vice President-Operations for DePuy, Inc. In that position, he headed worldwide operations for one of the oldest full-line orthopedic companies. From 1969 to 1980, Mr. Cindrich held a series of positions at Zimmer, Inc., the last of which was Vice President of Manufacturing. Mr. Cindrich is 69 years old.

Richard O. Martin, Ph.D.

     Dr. Martin was a director of Encore from February 1996 until March 1997 and became a director of the Company in March 1997. Dr. Martin is currently President of Medtronic Physio-Control, a position he has held since the merger of Physio-Control and Medtronic in September 1998. Prior to the merger, Dr. Martin served as Chairman and Chief Executive Officer of Physio-Control International Corporation, positions that he held since 1991. Prior to joining Physio-Control, Dr. Martin held a variety of positions culminating as President and Chief Operating Officer of Intermedics, Inc. of Angelton, Texas. He has also served as President and Chief Operating Officer of Positron Corporation of Houston, Texas. Dr. Martin is currently National Chairman of the AeA, the nation's largest trade association representing the high-tech industry. He is also immediate past Chairman of the American Heart Association's Northwest Affiliate. He holds a B.S. in Electrical Engineering from Christian Brothers College (1962), a M.S. in Electrical Engineering from Notre Dame University
(1964) and a Ph.D. in Electrical/Biomedical Engineering from Duke University
(1970). Dr. Martin also serves on the Board of Directors of Scout Medical Technologies and Cardio Dynamics, Inc. Dr. Martin is 60 years old.

Joel S. Kanter

     Mr. Kanter was a director of HCAC prior to the Merger, and has served as a Director of the Company since the Merger. Since June 1986, Mr. Kanter has served as President of Windy City, Inc., a publicly held investment company specializing in early stage venture capital. From 1991 through 1999, Mr. Kanter was also President and a Director of Walnut Financial Services, Inc., a venture capital and financial service firm listed on the Nasdaq National Market. Mr. Kanter currently serves as a director of several publicly traded companies including I-Flow Corporation, Magna-Labs, Inc., Mariner Post Acute Network, Inc., and THCG, Inc. Mr. Kanter earned a B.A. degree from Tulane University. Mr. Kanter is 44 years old.

                              EXECUTIVE OFFICERS

Kenneth W. Davidson - Chairman, Chief Executive Officer and President

     Mr. Davidson become Chief Executive Officer and President of the Company on October 2, 2000. He was a director of Encore from November 1996 until March 1997 and became a director of the Company in March 1997. He became Chairman of the Board of the Company on February 1, 2001. Mr. Davidson served as Chairman, President and CEO of Maxxim Medical, Inc. from November 1986 to July 2000. Previously, Mr. Davidson held various positions with Intermedics, Inc., Baxter Laboratories, and

Merck & Co. Mr. Davidson presently serves on the Board of Directors and is the past President of Operation Rainbow, an international charity organization. Mr. Davidson also serves on the Board of Directors of Bovie Medical Corp., a public company involved in electrosurgery. Mr. Davidson received a Bachelor of Science degree in Biology and Chemistry from Laurentian University, Sudbury Ontario, Canada. Mr. Davidson is 52 years old.

Craig L. Smith, Ph.D., President of Encore and Executive Vice President of the Company

     Dr. Smith was a director of Encore from July 1992 through March 1997 and has been President since August 1992. He has served in these positions for the Company since March 1997. Dr. Smith first joined Encore as its Vice President of Research and Development in April 1992, with 10 years of experience in the medical device industry. From 1985 to April 1992, he served as Vice President-Research and Development for Intermedics. During this period, his responsibilities included product design, materials development and qualification, quality assurance, clinical studies and FDA product approval submissions. Dr. Smith also oversaw major research programs pertaining to the characterization of hydroxyl-apatite coated implants and the characterization of bone growth factors derived from bovine sources. Prior to his experience with Intermedics, Dr. Smith served from 1982 to 1984 as Vice President-Engineering for Carbomedics, Inc., a manufacturer of pyrolytic carbon coated heart valve components, and from 1972 to 1982 at General Atomic Co., where he did work producing and characterizing carbon coatings. Dr. Smith serves on the Board of Spinal Dynamics, Inc., a private company. Dr. Smith has a B.S. in Metallurgical Engineering from the University of Washington (1966) and a Ph.D. in Materials Science from Carnegie Mellon University (1971). Dr. Smith is 57 years old.

Jack Cahill, Executive Vice President - Sales and Marketing

     Mr. Cahill joined Encore in January 2001 with almost 20 years of prior experience with Johnson & Johnson in a variety of sales and marketing positions, including Director of Marketing for Johnson & Johnson Medical, Inc., Director of Sales for the Medical Specialties Division of Johnson & Johnson Medical, Inc., and Director of Sales and Marketing for the Sterile Design Division of Johnson &
Johnson Medical, Inc.   In addition, Mr. Cahill has over 7 years of experience
with Maxxim Medical, Inc. as its Executive Vice President of Sales and Marketing where he oversaw a sales and marketing effort that grew Maxxim from $200 million in annual sales to almost $700 million in annual sales. Mr. Cahill has a B.A. from Westminster College (1971). Mr. Cahill is 57 years old.

August Faske, Executive Vice President - Chief Financial Officer

     Mr. Faske joined Encore in April 1992 with four years experience in the orthopedics industry and a total of 24 years experience in finance and accounting. Prior to joining Encore, he served from 1988 to April 1992 as Vice President-Finance and Controller for Intermedics. Prior to joining Intermedics, Mr. Faske was the Manager of Financial Accounting for Cooper Industries, Inc. and Internal Staff Auditor and Factory Accounting Manager for Hughes Tool Company. Mr. Faske has a B.B.A. in Accounting from Southwest Texas State University (1974). He is a Certified Public Accountant and is a member of the Texas Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Faske is 47 years old.

Kathy Wiederkehr, Executive Vice President - Human Resources

     Mrs. Wiederkehr joined Encore in 1995 as Director of Human Resources and was promoted to Vice President-Human Resources in December 1998. Mrs. Wiederkehr has over 19 years experience in human resources. Prior to Encore, she was Director, Human Resources, Code Alarm, Inc.-Tessco Division in Georgetown, Texas from September 1994 to December 1995 and Manager of Human

Resources for Kewaunee Scientific from May 1991 to September 1994. She has also worked for Fortune 500 companies including Emerson Electric, Inc. and Cooper Industries, Inc. Mrs. Wiederkehr has a B.B.A. (with honors) in Marketing from the University of Texas at Austin (1976) and an M.B.A. (with honors) from the University of Texas at Austin (1990). Mrs. Wiederkehr is 45 years old.


Harry L. Zimmerman, Executive Vice President - General Counsel

     Mr. Zimmerman joined Encore in April 1994 with 12 years of experience in the private practice of corporate, real estate and tax law. From 1992 to April 1994, Mr. Zimmerman was associated with the law firm of Winstead Sechrest & Minick, P.C., a law firm based in Texas, where he was responsible for the corporate, tax and real estate practices. Mr. Zimmerman was a partner in the law firm of Bissex & Hedricks, P.C. from 1991 to 1992. He has a B.S. (with honors) in Economics from the Wharton School of the University of Pennsylvania
(1977) and a J.D. (with honors) from the University of Texas School of Law
(1982). He is also licensed as a Certified Public Accountant. Mr. Zimmerman is 45 years old.

Gregory J. Kaseeska, CPIM, Vice President-Operations

     Mr. Kaseeska joined Encore in March 1993 as Materials Manager, with responsibilities for inventory control and production control. He became Vice President-Operations in March 1998. Prior to arriving in Texas, Mr. Kaseeska was Materials Manager for Getner Communications Co., Inc. and HGM Medical Laser Co. both of Salt Lake City, Utah. He had previously served 23 years in the United States Air Force in the logistics field. He holds an M.S. in Management from Webster University (1986) and a B.S. in Business and Management from the University of Maryland (1982). He is also certified in Production and Inventory Management (CPIM) from the American Production and Inventory Control Society (APICS). Mr. Kaseeska is 53 years old.

Jess Jackson, Vice President - Sales

     Mr. Jackson joined Encore in July, 2000 with over 30 years of experience in the orthopedic device industry. He worked previously with Zimmer, Inc. for 27 years as a distributor in the Rocky Mountains area with offices in seven states. Prior to coming to work with Encore, Mr. Jackson worked in sales management with ODC of Salt Lake City for two years. Mr. Jackson graduated from the University of Utah with a degree in Entomology in 1964. Mr. Jackson is 65 years old.

J.D. Webb, Jr., Vice President-Research and Development

     Mr. Webb joined Encore in April 1992 with nine years orthopedic industry experience. From 1988 to April 1992, he served as Manager-Engineering, Director-Product Development and Director-Regulatory and Clinical Affairs at Intermedics. During that time, his responsibilities included product design and testing, quality assurance, clinical studies and FDA approval to market. Under his direction, Intermedics completed several development projects including the APRII and Collared Revision Hip Systems, the Unicondylar Natural Knee and the High Tibial Osteotomy System. From 1983 to 1988, Mr. Webb served as Development Engineer, Senior Development Engineer and Group Development Manager for Specialty Orthopedic Products at Zimmer, Inc. Mr. Webb holds a B.S. in Mechanical Engineering and a M.S. in Bioengineering from the University of Utah (1982 and 1983, respectively). Mr. Webb is 48 years old.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during 1999 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, except (i) a Form 4 filed by Mr. Cindrich which was delinquent due to an administrative oversight.

ITEM 11.  EXECUTIVE COMPENSATION

     The following report of the Compensation Committee and the performance graphs included elsewhere in this report should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this report or the performance graphs by reference therein.

Report of the Compensation Committee on Executive Compensation

     The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for 2000.

What is the Company's philosophy of executive compensation?

     The Company's compensation program for executives consists of three key elements:

     .  A base salary
     . A performance-based annual bonus, and . Periodic grants of stock options

The Committee believes that this three-part approach best serves the interests of the Company and its stockholders. It enables the Company to meet the requirements of the highly competitive environment in which the Company operates while ensuring that executive officers are compensated in a way that advances both the short-and long-term interests of stockholders. Under this approach, compensation for these officers involves a high proportion of pay that is "at risk" - namely, the annual bonus and stock options. The variable annual bonus permits individual performance to be recognized on an annual basis, and is based, in significant part, on an evaluation of the contribution made by the officer to Company performance. Stock options relate a significant portion of long-term remuneration directly to stock price appreciation realized by all of the Company's stockholders.

     Base Salary. Base salaries for the Company's executive officers, as well as changes in such salaries, are set by the Compensation Committee, taking into account such factors as competitive industry salaries; a subjective assessment of the nature of the position; the contribution and experience of the officer, and the length of the officer's service. The Chief Executive Officer reviews any salary recommendations with the Compensation Committee. The base salary for the Chief Executive Officer is set by the Compensation Committee.

     Annual Bonus. Annual bonuses for 2000 paid to executive officers of the Company were governed by the Company's Annual Bonus Performance Plan (the "Bonus Plan"). The Bonus Plan provides for performance-based bonuses for all employees of the Company who were with the Company for at least the last 3 months of 2000. There were no bonuses paid to the executive officers for the year 2000.

     Under the Bonus Plan, every employee is entitled to a bonus if certain preset income before taxes amounts are achieved. The base bonus is set as a percentage of an employee's salary and varies based on the employee's position in the Company. If the targeted earnings are exceeded, then the amount of the bonus is increased.

     Stock Options. Stock option grants may be made to executive officers upon initial employment, upon promotion to a new, higher level position that entails increased responsibility and accountability, in connection with the execution of a new employment agreement, and/or whenever the Compensation Committee or Board determines option grants are warranted. Using these guidelines, the Chief Executive Officer recommends the number of options to be granted, within a range associated with the individual's salary level, and presents this to the Compensation Committee for review and approval. The Chief Executive Officer may make recommendations that deviate from the guidelines where he deems it appropriate. While options typically vest over a four-year period, options granted to certain executive officers may have shorter vesting periods, or may vest immediately.

How is the Company's Chief Executive Officer compensated?

     As Chief Executive Officer, Mr. Cindrich was compensated during 2000 pursuant to an employment agreement initially entered into in August 1994. The agreement, which was extended through December 2000, subject to earlier termination under certain circumstances, provided for an annual base salary of $224,000. Mr. Cindrich did not earn a bonus for 2000. Mr. Davidson was compensated during 2000 pursuant to an employment agreement entered into in October 2000. The agreement, which has a term until December 31, 2003, subject to earlier termination under certain circumstances, provides for an annual base salary of $200,000. Mr. Davidson did not earn a bonus for 2000.

How is the Company addressing Internal Revenue Code limits on deductibility of compensation?

     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation's Chief Executive Officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. No executive of the Company receives compensation at a level that would invoke the provision of Section 162(m).

     The Board and the Compensation Committee reserve the authority to award non-deductible compensation in other circumstances as they deem appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Company's efforts, that compensation intended by the Company to satisfy the requirements for deductibility under
Section 162(m) does in fact do so.

Members of the Compensation Committee:

     Joel Kanter
     Richard O. Martin

Compensation Committee Interlocks and Insider Participation

     None of the members of the Board's Compensation Committee is or has been an officer or employee of the Company.

Executive Compensation Summary Table

     The following table sets forth information concerning total compensation earned or paid to the Chief Executive Officer and the four other most highly compensated executive officers of the Company who served in such capacities as of December 31, 2000 (the "named executive officers") for services rendered to the Company during each of the last three years.

How are directors compensated?

     Cash Compensation. Each Director is reimbursed his travel expenses for attending Board meetings. No other cash compensation is paid to the Directors.

     Options. Each nonemployee director receives, pursuant to the terms of the 2000 Non-Employee Director Stock Option Plan, a grant, on the date of the annual meeting for each year, of options to purchase 10,000 shares of Common Stock.
For 2000, Messrs. Davidson, Enright, Haft, and Kanter and Drs. Abeles and Martin received grants under this plan. Each option grant, vesting in one year and having a 5-year term, permits the holder to purchase shares at the fair market value on the date of grant, which was $2.50 in the case of nonemployee director options granted in 2000.

                     EXECUTIVE COMPENSATION SUMMARY TABLE*

                                                                                                 LONG TERM
                                                  ANNUAL COMPENSATION                              AWARDS
                                                                     Other annual           Securities underlying
    Name and principal position       Year   Salary ($)  Bonus ($)   compensation                  options
    ---------------------------       ----   ----------  ---------   ------------           ---------------------
Nick Cindrich                         2000   $224,000    $     0          *                              0
 Chief Executive Officer (through     1999   $224,000    $     0          *                         75,500
 October 1, 2000)                     1998   $200,000    $50,000          *                         44,500

Kenneth W. Davidson                   2000   $ 50,000    $     0          *                        300,000
 Chief Executive Officer
   (beginning October 2, 2000)

Craig L. Smith                        2000   $173,600    $     0          *                              0
 President                            1999   $173,600    $     0          *                              0
                                      1998   $155,000    $31,000          *                         37,000

Kenneth Ludwig, Jr.                   2000   $135,000    $     0          *                              0
 Vice President - Sales &             1999   $135,000    $     0          *                              0
 Marketing/Spine                      1998   $125,000    $18,750          *                         30,000

Harry L. Zimmerman                    2000   $133,200    $     0          *                              0
 Executive Vice President -           1999   $133,200    $     0          *                              0
 General Counsel                      1998   $120,000    $18,000          *                         30,000

August Faske                          2000   $133,200    $     0          *                              0
 Executive Vice President  -          1999   $133,200    $     0          *                              0
 Chief Financial Officer              1998   $120,000    $18,000          *                         30,000

 * Amounts totaling less than $50,000 have been omitted and there were no awards of restricted stock under long-term incentive plans made during the three-year period ending December 31, 2000.

Option Grants for Fiscal 2000

     The following table sets forth information with respect to option grants to the named executive officers during 2000 and the potential realizable value of such option grants:

     . The number of shares of Common Stock underlying options granted during the year;

     . The percentage that such options represent of all options granted to employees during the year;

     .  The exercise price;

     .  The expiration date; and

     . The hypothetical present value, as of the grant date, of the options under the option pricing model discussed below.

     The hypothetical value of the options as of their date of grant has been calculated below, using the Black-Scholes option pricing model, as permitted by the rules of the Securities and Exchange Commission, based upon a set of assumptions set forth in the footnote to the table. It should be noted that this model is only one method of valuing options, and the Company's use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the Common Stock over the option exercise price at the time of exercise.

                           OPTION GRANTS DURING 2000

                                        % of Total
                                         Options
                                        Granted to                                     Hypothetical
                           Number of     Employees      Exercise                          Value at
                            Options      in Fiscal       Price         Expiration          Grant
         Name               Granted         Year       ($/Share)        Date (1)          Date (2)
         ----              ---------    -----------   ------------  -----------------  --------------
Nick Cindrich                      0            0%            -                  -               -
Kenneth W. Davidson (3)      300,000         77.1%        $1.75          9-30-2010        $312,750
Craig L. Smith                     0            0%            -                  -               -
Kenneth Ludwig, Jr.                0            0%            -                  -               -
Harry L. Zimmerman                 0            0%            -                  -               -
August Faske                       0            0%            -                  -               -

(1) The Compensation Committee, which administers the Company's stock option and incentive plans, has general authority to accelerate, extend or otherwise modify benefits under option grants in certain circumstances within overall plan limits, and, with the consent of the affected optionee, to change the exercise price to a price not less than 100% of the market value of the stock on the effective date of the amendment. The Committee has no current intention to exercise that authority with respect to these options.

(2) The estimated present value at grant date of options granted during 2000 has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: estimated time until exercise of 1 year; a risk-free interest rate of 6.09%, representing the interest rate on a U.S. Government zero-coupon bond on the date of grant with a maturity corresponding to the estimated time until exercise; a volatility rate of 79.0%; and a dividend yield of 0%. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

(3) These do not include the 10,000 options awarded to Mr. Davidson in May 2000 for serving as a non-employee member of the Board of Directors.

                     Option Exercises and Values for 2000

     The table below sets forth the following information with respect to option exercises during 2000 by each of the named executive officers and the status of their options at December 31, 2000:

     . The number of shares of Common Stock acquired upon exercise of options during 2000;

     .  The aggregate dollar value realized upon the exercise of such options;

     . The total number of exercisable and non-exercisable stock options held at December 31, 2000; and

     . The aggregate dollar value of in-the-money exercisable options at December 31, 2000.

                    AGGREGATED OPTION EXERCISES DURING 2000
                                      AND
                      OPTION VALUES ON DECEMBER 31, 2000

                                      Shares                 Number of securities under-        Value of unexercised
                                     Acquired     Value      lying unexercised options at      Acquired in-the-money
                                        On       Realized         December 31, 2000                   options
                                     Exercise      Upon     Exercisable       Unexercisable     December 31, 2000(1)
     Name                           of Option    Exercise   -----------       -------------  Exercisable    Unexercisable
     ----                           ---------    --------                                    -----------    -------------
Nick Cindrich                              -0-         -0-       323,919             -0-      $    -0-            $-0-
Kenneth W. Davidson                        -0-         -0-       110,108         235,000      $    -0-            $-0-
Craig L. Smith                             -0-         -0-       399,389             -0-      $198,200            $-0-
Kenneth Ludwig, Jr.                        -0-         -0-       298,090             -0-      $166,675            $-0-
Harry L. Zimmerman                         -0-         -0-       305,025             -0-      $    -0-            $-0-
August Faske                               -0-         -0-       326,905             -0-      $198,200            $-0-

     (1) Values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value is deemed to be $1.53, the closing Common Stock price reported on the Nasdaq National Market on December 29, 2000.

PERFORMANCE CHART

     The following chart shows a comparison of the cumulative total stockholder return among the Company, the NASDAQ CRSP Index and a peer group comprised of other small and micro-cap orthopedic companies (Arthrocare Corp., Biomet Inc., Bionx Implants, Inc., Exactech Inc., Interpore International, Inc., Orthologic Corp., Osteotech Inc., Stryker Corp., and Sulzer Medica):(1)

                                     3/96      12/96      12/97      12/98      12/99      12/00
                                   ------     ------     ------     ------     ------     ------
Encore Medical Corporation         100.00     113.89      87.49      62.49      50.69      34.02
NASDAQ US                          100.00     117.94     144.45     203.71     378.56     227.77
Peer Group                         100.00      92.10     114.34     151.48     168.76     236.48

     (1) The total return on investment (change in year end stock price plus reinvested dividends) assumes $100 invested on March 8, 1996 (the date of the IPO for the Company), in the Company, in the NASDAQ CRSP Index, and in each of the peer group companies.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

     The Audit Committee hereby reports as follows:

1. The Audit Committee has reviewed and discussed the audited financial statements with the Company's management.

2. The Audit Committee has discussed with PricewaterhouseCoopers LLP, the Company's independent accountants, the matters required to be discussed by SAS 61 (Communication with Audit Committees).

3. The Audit Committee has received the written disclosures and the letter from PricewaterhouseCoopers LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with PricewaterhouseCoopers LLP their independence.

4.   Based on the review and discussion referred to in paragraphs (1) through
(3) above, the Audit Committee recommended to the Board of Directors of the Company, and the Board has approved, that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, for filing with the Securities and Exchange Commission.

Dennis Enright (chair)
Jay Haft
John Abeles

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                STOCK OWNERSHIP

     The Company knows of only five persons (or entities) that are, as of March 15, 2001, the beneficial owners of more than five percent of the Company's common stock, par value $0.001 per share (the "Common Stock"). They are:

         Name and Address            Number of     Percent of
       of Beneficial Owner            Shares         Class

Nick Cindrich(1)                      1,238,885          13.99%
  9800 Metric Blvd.
  Austin, TX 78758

CF Holdings, Ltd.(2)                  1,191,177          13.45%
   2628 Barton Hills Drive
   Austin, TX 78704

Sandor Turanyi                          693,395           7.83%
  3323 McCue Road, #1012
  Houston, TX 77056

Lois Turanyi                            570,895           6.45%
  7733 Louis Pasteur Dr., #306
  San Antonio, TX 78229

Medica Holding AG                       780,362           8.81%
  Erlenstrasse 4b
  Rotkreuz 6343
  Switzerland

(1) Includes Common Stock owned by CF Holdings, Ltd., of which Mr. Cindrich is a significant shareholder of the corporate general partner and a limited partner. Mr. Cindrich disclaims beneficial ownership of Common Stock held by CF Holdings, Ltd., except to the extent of his pecuniary interest therein.

(2)  Includes Common Stock owned beneficially by Mr. Nick Cindrich.

     The following table shows the Common Stock ownership of (i) the Company's directors, (ii) the executive officers of the Company named in the Summary Compensation Table below, and (iii) the directors and executive officers of the Company as a group, in each case as of March 15, 2001.

                           Aggregate Number of      Acquirable       Percent of
                           Shares Beneficially        within           Shares
         Name                   Owned(1)            60 days(2)       Outstanding
         ----                   -------             ----------       -----------
Nick Cindrich                          1,238,885         214,152            16.02%
Craig L. Smith                            36,282         399,389             4.71%
Harry L. Zimmerman                             0         305,025             3.33%
August Faske                               6,992         326,905             3.64%
Kenneth W. Davidson                            0         185,108             2.05%
Kenneth Ludwig                            11,307         298,090             3.38%
Dennis Enright                            30,941          43,324               *
John Abeles                              296,931         194,500             5.43%
Jay Haft                                 141,250         235,000             4.14%
Joel Kanter                               82,500          30,000             1.27%
Richard Martin                             8,880          31,333               *
All Directors and
 executive officers as                 1,876,357       2,714,885            39.68%
 a group (16 persons)


* Represents less than 1% of the Company's outstanding Common Stock.

(1) The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. Certain of the Company's directors and executive officers disclaim beneficial ownership of some of the shares included in the table, as follows:

     A. Mr. Cindrich is a significant owner of the corporate general partner and is a limited partner of CF Holdings, Ltd. and disclaims beneficial ownership of Common Stock held by CF Holdings, Ltd. except to the extent of his pecuniary interest therein.

     B. Dr. Abeles' stock is held by Northlea Partners, Ltd., a limited partnership of which Dr. Abeles is the general partner and the Abeles Family Trust is the sole limited partner. Dr. Abeles has sole voting and investment power with respect to such shares.

     C. Mr. Kanter's shares include 32,500 shares owned by Windy City, Inc. and 50,000 shares owned by the Kanter Family Foundation, a charitable not-for-profit corporation. Mr. Kanter is the President and a member of the Board of Directors for both Windy City, Inc. and the Kanter Family Foundation and has sole voting and investment control over said securities. Mr. Kanter disclaims any and all beneficial ownership of securities owned by either corporation.

(2) Reflects the number of shares that could be purchased by exercise of options or warrants available at March 15, 2001 or within 60 days thereafter under the Company's stock option plans or warrants granted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENCORE MEDICAL CORPORATION

April 27, 2001
                                          By: /s/ Kenneth W. Davidson
                                              -------------------------------
                                                 Kenneth W. Davidson
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President

April 27, 2001
                                          By: /s/ August Faske
                                              -------------------------------
                                                 August Faske
                                                 Chief Financial Officer