Form 10-Q
period 2001-03-30
ENCORE MEDICAL CORP
filed 2001-05-14
CIK 944763

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title                                             Outstanding

Common Stock                                      8,866,300

Part I.  Financial Information

Item 1.  Financial Statements

Encore Medical Corporation and Subsidiaries
Consolidated Balance Sheets
As of March 30, 2001 and December 31, 2000
(in thousands, except share data)
(unaudited)

                                                                                  March 30,          December 31,
                                                                                      2001                  2000
                                                                                      ----                  ----
Assets

Cash and cash equivalents                                                           $     1               $     1
Accounts receivable, net                                                              6,343                 5,417
Inventories                                                                          19,771                20,291
Prepaid expenses and other current assets                                             1,478                 1,532
                                                                                    -------               -------
Total current assets                                                                 26,735                26,383

Property, plant and equipment, net                                                    5,396                 5,408
Intangible assets, net                                                                4,542                 4,698
Other non current assets                                                              1,155                 1,147
                                                                                    -------               -------

Total assets                                                                        $38,686               $38,494
                                                                                    =======               =======
Liabilities and Stockholders' Equity

Current portion - long-term debt                                                    $ 2,624               $ 3,232
Accounts payable and accrued liabilities                                              4,212                 3,159
                                                                                    -------               -------

Total current liabilities                                                             6,836                 6,391

Long-term debt, net of current portion                                               14,144                14,283
                                                                                    -------               -------

Total liabilities                                                                    20,980                20,674
                                                                                    -------               -------
Common stock, $0.001 par value, 35,000,000 shares
  authorized, 9,368,000 shares issued                                                     9                     9
Additional paid-in capital                                                           19,422                19,405
Deferred compensation                                                                  (134)                 (185)
Retained earnings                                                                       239                    12
Less cost of repurchased stock, warrants and rights
  (502,000 and 322,000 shares, respectively)                                         (1,830)               (1,421)
                                                                                    -------               -------
Total stockholders' equity                                                           17,706                17,820
                                                                                    -------               -------
Total liabilities and stockholders' equity                                          $38,686               $38,494
                                                                                    =======               =======

The accompanying notes are an integral part of the consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 30, 2001 and March 31, 2000
(in thousands, except per share amounts)
(unaudited)

                                                               Three Months Ended
                                                            March 30,      March 31,
                                                               2001           2000
                                                               ----           ----
Sales                                                       $    8,719    $     8,501
Cost of goods sold                                               3,210          2,975
                                                            ----------    -----------
Gross margin                                                     5,509          5,526

Operating expenses:
Research and development                                           399            459
Selling, general and administrative                              4,466          4,150
                                                            ----------    -----------

Operating income                                                   644            917

Interest income                                                      4              3
Interest expense                                                  (364)          (288)
Other income                                                        61             50
                                                            ----------    -----------

Income before income taxes                                         345            682
Provision for income taxes                                         117            225
                                                            ----------    -----------
Net income                                                  $      228    $       457
                                                            ==========    ===========

Basic earnings per share                                    $     0.03    $      0.05
Shares used in computing basic earnings per share            8,893,000      9,023,000
Diluted earnings per share                                  $     0.02    $      0.05
Shares used in computing diluted earnings per share          9,362,000     10,165,000

The accompanying notes are an integral part of the consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Cash Flow
For the three months ended March 30, 2001 and March 31, 2000
(in thousands,)
(unaudited)

                                                           Three Months Ended
                                                       March 30,      March 31,
                                                            2001           2000
                                                            ----           ----
Cash flows from operating activities:

Net income                                                 $   228        $   457
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation and amortization                                 696            725
 Lease income recognized                                         0             (2)
 Loss on disposal of assets                                      8              7
Changes in operating assets and liabilities:
 Increase in accounts receivable                              (926)        (1,676)
 Decrease (increase) in inventories                            520           (935)
 Decrease in prepaid expenses and other assets                  46            213
 Increase in accounts payable and accrued expenses           1,053            726
                                                           -------        -------

 Net cash provided by (used in) operating activities         1,625           (485)
                                                           -------        -------

Cash flows from investing activities:

Proceeds on sale of assets                                       2              0
Purchases of property and equipment                           (501)          (474)
                                                           -------        -------

 Net cash used in investing activities                        (499)          (474)
                                                           -------        -------

Cash flows from financing activities:

Proceeds from issuance of stock                                 30              0
Payments to acquire treasury stock                               -           (120)
Payments on long-term obligations                           (1,163)          (196)
Proceeds from long-term obligations                              7          1,275
                                                           -------        -------

 Net cash provided by (used in) financing activities        (1,126)           959
                                                           -------        -------

Net increase in cash and cash equivalents                        0              0
Cash and cash equivalents at beginning of period                 1              1
                                                           -------        -------

Cash and cash equivalents at end of period                 $     1        $     1
                                                           =======        =======

Non-cash investing and financing activities:

  Repurchase of treasury stock through issuance
  of a note                                                $   409              -

The accompanying notes are an integral part of the consolidated financial statements.

Encore Medical Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 2000 (the "Form 10-K"). Certain amounts in the prior period have been reclassified to conform to current period presentation.

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

3.   INVENTORIES

     Inventories at March 30, 2001 and December 31, 2000 are as follows (in thousands):


                                                March 30,        December 31,
                                                     2001                2000
                                                  -------             -------

          Components and raw materials            $ 4,332             $ 4,482
          Work in process                           2,066               2,162
          Finished goods                           16,574              18,322
                                                  -------             -------
                                                   22,972              24,966
          Less-reserve for obsolescence            (3,201)             (4,675)
                                                  -------             -------
                                                  $19,771             $20,291
                                                  =======             =======


4.   NET INCOME PER SHARE

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

     The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended March 30, 2001 and March 31, 2000, respectively, are as follows (in thousands):

                                                 Quarter Ended        Quarter Ended
                                                March 30, 2001       March 31, 2000
                                                --------------       --------------
    Weighted average shares outstanding-basic            8,893                9,023
    Plus: Common stock equivalents                         469                1,142
                                                         -----               ------
    Weighted average shares outstanding-diluted          9,362               10,165
                                                         =====               ======

     The Company has excluded certain stock options and warrants from the calculation of diluted earnings per share because their exercise price was greater than the average market price of the common shares. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share were 5,715,481 for the first quarter ended March 30, 2001 and 6,262,055 for the quarter ended March 31, 2000.

5.   SEGMENT INFORMATION

     The Company reports segments utilizing SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires segments to be identified utilizing a "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

     While Encore sells its products to many different markets, its management has chosen to organize Encore by geographic areas and, as a result, has determined that it has one reportable segment. All selling and administrative expenses, interest income, interest expense, depreciation and amortization is recorded in the United States. In addition, all identifiable assets are located in the United States except as noted below.

     During the periods ended March 30, 2001 and March 31, 2000, Encore's international sales were primarily to a few foreign customers, two of which have accounted for over 25% of total Encore sales during such periods. Following are Encore's international sales by geographic area (in thousands), the percentage of total Encore sales generated by two of the customers, and identifiable assets located outside the United States (in thousands):

                                        For the Quarter Ended
                                 March 30, 2001        March 31, 2000
                                 --------------        --------------
     Net Sales:
     United States                       $6,225               $5,099
     Europe                               1,200                1,741
     Asia                                 1,294                1,661
                                         ------               ------
                                         $8,719               $8,501
                                         ------               ------

     Significant Customers:
     Customer A                              13%                  14%
     Customer B                              13%                  17%

     Identifiable Assets:
     Europe                              $    -               $  227

Net sales of orthopedic products by product category are as follows (in thousands):

                                        For the Quarter Ended
                                       March 30, 2001 March 31, 2000
                                       -------------- --------------

     Reconstructive                            $7,852         $7,656
     Trauma-Fixation                              550            691
     Spine, Biologics and Other                   317            154
                                               ------         ------
                                               $8,719         $8,501
                                               ------         ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 30, 2001, as Compared to the Three Months Ended March 31, 2000.

Sales were $8,719,000 for the quarter ended March 30, 2001, representing an increase of $218,000 or 3.0% over the quarter ended March 31, 2000. U.S. sales achieved a record level for any one quarter at $6,225,000, increasing $1,126,000 or 22% compared to the same period in 2000. This was the result of Encore's efforts over the past six months to strengthen and build the U.S. sales force. On the other hand, sales outside the U.S. declined $908,000 or 27%, offsetting much of the increase in U.S. sales. The decline in sales outside the U.S. can be attributed to Encore's previously announced strategy to focus sales efforts in the U.S. on more profitable areas.

Even though sales improved over the prior year, gross margin has remained relatively flat, decreasing $17,000 from the first quarter of 2000. The decline in gross margin as a percent of sales from 65% in the first quarter of 2000 to 63% during the first quarter of 2001 was due primarily to changes in product mix and increases in production variances.

Research and development decreased $60,000 or 13% from the first quarter of 2000 due to the approval of products in late 2000 and early 2001, such as the Keystone(TM) Modular Hip System and the Metal/Metal Acetabular Hip System, that were in clinical studies in 2000. Current activities include the design of a new revision shoulder and feasibility studies of a mobile bearing knee product.

In the first quarter of 2001, Encore continued to expend resources to promote its products and expand its sales force. Evidence of this can be found in the 8% increase in selling, general and administrative expenses from the prior year first quarter to a total of $4,466,000. In addition to increased commissions and royalties resulting from higher sales, new expenses were incurred for added national symposia and sales meetings as compared to the first quarter of 2000.

The net effect of the increase in sales combined with the additional spending was a decrease in operating income to $644,000 in 2001, as compared to $917,000 for the quarter ended March 31, 2000.

Interest expense increased $76,000 for the three months ended March 30, 2001, to $364,000 as compared to the same period in the prior year. This was due to the addition of interest expense on deferred payments related to the Wright Medical Technology Inc. lawsuit settlement and concurrent Exclusive Supply and Distribution Agreement reached in the fourth quarter of 2000.

Overall, net income for the quarter ended March 30, 2001, decreased $229,000 from the first quarter in 2000 to $228,000. Reduced gross margins and the increased spending explained above offset the improvement in sales to result in a decline in total net income.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $13 million revolving credit facility (the "Credit Facility"). This facility will decrease during the year on a quarterly basis to $10.5 million. In addition, it has a number of financial covenants that must be met on a quarterly basis. As of March 30, 2001, the Company had drawn approximately $11 million. As of March 30, 2001, the Company was in compliance with all of the financial covenants. While the Company's current forecast shows that the Company will be able to meet the financial covenants during 2001 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that the forecasts will prove accurate or that the bank's requirements will be able to be met. In addition, there is no assurance that another credit facility will be available as a replacement to the current facility, which is scheduled to mature in May of 2002. There exists the possibility that the Company will need to obtain additional equity financing, although there is no assurance as to the amount, availability or cost of such financing.

During the first quarter ended March 30, 2001, operating activities provided cash and cash equivalents of $1.6 million primarily due to an increase in accounts payable and accrued liabilities, a decrease in inventory, and better collections of accounts receivable. This compares favorably to the first quarter ended March 31, 2000 where operating activities used cash and cash equivalents of $0.5 million.

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

The Company's continued growth has resulted in an increase in its capital requirements. This growth is primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of March 30, 2001, the Company had net working capital of approximately $21 million similar to the $21 million net working capital at December 31, 2000.

Forward Looking Statements

     The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which represent Encore's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of Encore's products, profit margins and the sufficiency of Encore's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, Encore's dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to Encore, market acceptance of Encore's products, availability of adequate financing alternatives, continual expansion and productivity of its sales force, and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Part II.  Other Information

Item 1.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits and Reports on Form 8-K

1.   Exhibits.  See Index to Exhibits
     --------

2.   Reports on Form 8-K. None
     -------------------

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 14, 2001             By:  /s/ Kenneth W. Davidson
--------------------          -----------------------------------------------
Date                          Kenneth W. Davidson, Chairman of the Board
                              and Chief Executive Officer


May 14, 2001             By:  /s/ August Faske
--------------------          -----------------------------------------------
Date                          August Faske, Executive Vice President - Chief
                              Financial Officer

INDEX TO EXHIBITS

Number Assigned in
Regulation S-K
Item 601                   Description of Exhibit
--------                   ----------------------

(2)                        No exhibit
(4)                        No exhibit
(10)                       No exhibit
(11)                       No exhibit
(15)                       No exhibit
(18)                       No exhibit
(19)                       No exhibit
(22)                       No exhibit
(23)                       No exhibit
(24)                       No exhibit
(99)                       No exhibit