Form 10-Q
period 2001-06-29
ENCORE MEDICAL CORP
filed 2001-08-13
CIK 944763

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001
                                       OR

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title Outstanding

Common Stock 10,726,154 (23,979,454 on an as converted basis)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 29, 2001 AND DECEMBER 31, 2000
(in thousands, except share data)
(unaudited)

                                                                                    JUNE 29,           December 31,
                                                                                        2001                   2000
                                                                                     -------                -------
ASSETS
Cash and cash equivalents                                                            $13,502                $     1
Accounts receivable, net                                                               6,128                  5,417
Inventories                                                                           18,856                 20,291
Prepaid expenses and other current assets                                              1,540                  1,532
                                                                                     -------                -------
Total current assets                                                                  40,026                 27,241

Property, plant and equipment, net                                                     5,245                  5,408
Intangible assets, net                                                                 4,389                  4,698
Other non current assets                                                               1,149                  1,147
                                                                                     -------                -------
Total assets                                                                         $50,809                $38,494
                                                                                     =======                =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion - long-term debt                                                     $ 2,267                $ 3,232
Accounts payable and accrued liabilities                                               3,818                  3,159
                                                                                     -------                -------
Total current liabilities                                                              6,085                  6,391
Long-term debt, net of current portion                                                13,686                 14,283
                                                                                     -------                -------
Total liabilities                                                                     19,771                 20,674
Redeemable convertible Series A Preferred Stock                                                                   -
                                                                                      12,857
Common stock, $0.001 par value, 35,000,000 shares
  authorized, 11,362,000 and 9,348,000 shares issued , respectively                       11                      9
Additional paid-in capital                                                            21,905                 19,406
Deferred compensation                                                                   (137)                  (185)
Retained earnings (deficit)                                                             (368)                    11
Notes receivable for sale of common stock                                             (1,187)                     -
Less cost of repurchased stock, warrants and rights
  (635,000 and 322,000 shares, respectively)                                          (2,043)                (1,421)
                                                                                     -------                -------
Total stockholders' equity                                                            18,181                 17,820
                                                                                     -------                -------
Total liabilities, redeemable convertible preferred stock and
 stockholders' equity                                                                $50,809                $38,494
                                                                                     =======                =======


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000 (in thousands, except per share amounts)
(unaudited)

                                                          Three Months Ended                     Six Months Ended
                                                       ------------------------               ------------------------
                                                       June 29,        June 30,                June 29,        June 30,
                                                           2001            2000                    2001            2000
                                                        -------         -------                 -------         -------
Sales                                                   $ 8,411         $ 7,194                 $17,130         $15,695
Cost of goods sold                                        2,949           2,426                   6,159           5,400
                                                        -------         -------                 -------         -------
Gross margin                                              5,462           4,768                  10,971          10,295
Operating expenses:
Research and development                                    413             460                     812             920
Selling, general and administrative                       4,144           3,742                   8,611           7,893
Other charges                                             1,623               -                   1,623               -
                                                        -------         -------                 -------         -------
Operating income (loss)                                    (718)            566                     (75)          1,482
Interest expense                                           (301)           (325)                   (663)           (613)
Other income                                                 81              98                     146             152
                                                        -------         -------                 -------         -------
Income (loss) before income taxes                          (938)            339                    (592)          1,021
Current provision (benefit) for income taxes               (331)            122                    (213)            347
                                                        -------         -------                 -------         -------
Net income (loss)                                          (607)            217                    (379)            674
Beneficial conversion feature related to Series
 A preferred stock                                       (3,706)              -                  (3,706)              -
                                                        -------         -------                 -------         -------
Net income (loss) attributable to common
 stockholders                                           $(4,313)        $   217                 $(4,085)        $   674
                                                        =======         =======                 =======         =======

Basic earnings (loss) per share attributable to
 common stockholders                                     $(0.47)          $0.02                  $(0.45)          $0.07
Shares used in computing basic earnings (loss)
  per share                                               9,189           9,022                   9,042           9,023
Diluted earnings (loss) per share attributable
 to common stockholders                                  $(0.47)          $0.02                  $(0.45)          $0.07
Shares used in computing diluted earnings (loss)
  per share                                               9,189          10,006                   9,042          10,091

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000
(in thousands)
(unaudited)

                                                              SIX MONTHS ENDED
                                                      -------------------------------
                                                         JUNE 29,             JUNE 30,
                                                             2001                 2000
                                                             ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $  (379)           $   674
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                             1,373              1,455
  (Gain) loss on sale of assets                                 8                 (3)
  Other charges                                               581                  -
  Other                                                         -                  2
Changes in operating assets and liabilities:
  Increase in accounts receivable                            (711)              (561)
  Decrease (increase) in inventories                        1,435             (3,050)
    Decrease (increase) in prepaid expenses and               (10)               215
     other assets
  Increase in accounts payable and accrued expenses           659                200
                                                          -------            -------
  Net cash provided by (used in) operating                  2,956             (1,068)
   activities                                             -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of assets                                      3                  0
Purchases of property and equipment                          (843)              (882)
                                                          -------            -------
  Net cash used in investing activities                      (840)              (882)
                                                          -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                        499                 13
Proceeds from issuance of Series A preferred stock         12,857                  -
Payments to acquire treasury stock                              -               (120)
Payments on long-term obligations                          (1,987)              (409)
Proceeds from long-term obligations                            16              2,466
                                                          -------            -------
  Net cash provided by financing activities                11,385              1,950
                                                          -------            -------
Net increase in cash and cash equivalents                  13,501                  -
Cash and cash equivalents at beginning of period                1                  1
                                                          -------            -------
Cash and cash equivalents at end of period                $13,502            $     1
                                                          =======            =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Cashless exercise of stock options                        213                  -
    Notes received for sale of common stock                 1,187                  -
    Purchase of treasury stock by issuance of a note          409                  -

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 29, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 2000 (the "Form 10-K"). Certain amounts in the prior period have been reclassified to conform to the current period presentation.

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

3.     OTHER CHARGES

       The components of other charges included in the consolidated statements of operations for the three and six months ended June 29, 2001 are as follows (in thousands):

     Compensation expense associated with stock option exchange program       $917
     Compensation expense associated with cashless exercise of options         171
     Legal settlement charges                                                  535
                                                                            ------
                                                                            $1,623
                                                                            ======

       In June 2001, Encore recorded compensation expense of $917 related to the cancellation of certain outstanding options to purchase common stock in exchange for common shares of the Company. In June 2001, a former employee exercised options by selling some of the shares acquired by this exercise back to the Company in sufficient quantity to cover the exercise price and related tax liability. This cashless exercise of options generated compensation expense of $171. Finally, in June 2001, the Company reached a settlement with Medica Holding AG ("Medica") related to a complaint filed by Medica associated with the sale of Series A Preferred Stock. The Company incurred two charges in connection with the settlement. The first charge of $125 relates to court ordered reimbursement of the plaintiff's legal expenses which resulted in the filing of a supplement to the original proxy statement. The second charge of $410 represents a non-cash benefit provided to the Company by the primary Series A Preferred Stock stockholders which arose as a result of its purchase of Medica's outstanding stock in the Company. Of the total charges of $1,623, only $479 represented a cash outlay by the Company.

4.   INVENTORIES
     Inventories at June 29, 2001 and December 31, 2000 are as follows (in thousands):

                                                  JUNE 29,         DECEMBER 31,
                                                      2001                 2000
                                                   -------              -------
Components and raw materials                       $ 4,231              $ 4,482
Work in process                                      1,470                2,162
Finished goods                                      16,405               18,322
                                                   -------              -------
                                                    22,106               24,966
Less-reserve for obsolescence                       (3,250)              (4,675)
                                                   -------              -------
                                                   $18,856              $20,291
                                                   =======              =======

5.   SERIES A PREFERRED STOCK

     On June 12, 2001, the stockholders of the Company approved the issuance of 132,353 shares of Series A Preferred Stock at $102.00 per share for an aggregate purchase price of $13.5 million. The 132,353 shares of Series A Preferred Stock are immediately convertible into 13,253,300 shares of the Company's common stock. The holders of the Series A Preferred Stock have the right to designate up to two individuals to serve on the Company's Board of Directors. Each share of Series A Preferred Stock is entitled, for all matters except the election of directors, to one vote for each share of Common Stock into which such share of Series A Preferred Stock is then convertible. Shares of Series A Preferred Stock bear non-cumulative dividends at a rate of 8% per annum if declared by the Company. The holders of Series A Preferred Stock are entitled to certain other rights that are more expansive than the rights of the holders of common stock which are detailed in the Amended and Restated Series A Preferred Stock Purchase Agreement dated as of May 3, 2001. Issuance costs associated with the sale of Series A Stock amounted to $643,000. Certain terms of the Series A Preferred Stock, including redemption in the event of a change in control, result in the Series A Preferred Stock being treated as redeemable for financial accounting purposes.

6.   EARNINGS PER SHARE

     The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended June 29, 2001 and June 30, 2000, respectively, are as follows (in thousands):

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        ---------------------------   -----------------------------
                                                           JUNE 29,        JUNE 30,        JUNE 29,        JUNE 30,
                                                               2001            2000            2001            2000
                                                           --------          ------           -----          ------
Shares used in computing basic earnings (loss) per
 share attributable to common stockholders                    9,189           9,022           9,042           9,023
Plus: Common stock equivalents                                    -             984               -           1,068
                                                              -----          ------           -----          ------
Shares used in computing diluted earnings (loss) per
 share attributable to common stockholders                    9,189          10,006           9,042          10,091
                                                              =====          ======           =====          ======


     Options and warrants to purchase 1,552,293 and 3,536,700 shares of common stock, respectively, were outstanding at June 29, 2001, but were not included in the computation of diluted EPS because the exercise of such options and warrants would be anti-dilutive.

7.   RECENT ACCOUNTING PRONOUNCEMENT

     In June 2001, The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangible assets having identifiable useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are currently in the process of evaluating SFAS No. 142 and the effect it may have on our financial statements. As of this date, we have not determined whether SFAS No. 142 will have a material impact on our financial statements or results of operations. In the event that SFAS No. 142 is determined to have a material impact on our financial statements or results of operations, we would be required to report such changes no later than the quarter ending March 31, 2002.

8.   SUBSEQUENT EVENT

     On July 2, 2001, the Company acquired Kimberly-Clark Corporation's line of orthopedic soft goods, patient safety devices and pressure care products (the "OSG Products") pursuant to that certain Asset Purchase Agreement dated July 2, 2001. The Company acquired fixed assets, inventory, customer lists, transferable licenses and intellectual property related to the production of the OSG Products for a total purchase price of $8,835,206, consisting of $5,700,000 in cash and a promissory note in the amount of $3,135,206 bearing interest at 8% per annum and payable over 24 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 29, 2001, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

Sales were $8,411,000 for the quarter ended June 29, 2001, representing an increase of $1,217,000 or 17% over the quarter ended June 30, 2000. U.S. sales achieved a record level for any one quarter at $6,432,000, increasing $1,753,000 or 37% compared to the same period in 2000. This was the result of Encore's efforts over the past six months to strengthen and build the U.S. sales force. On the other hand, sales outside the U.S. declined $536,000 or 21%, offsetting some of the increase in U.S. sales. The decline in sales outside the U.S. can be primarily attributed to Encore's previously announced strategy to focus sales efforts in the U.S. which is a more profitable geographic area and to the absence of any major stocking orders in the second quarter of 2001.

Gross margin increased by $694,000 from the second quarter of 2000. However, gross margin as a percent of sales declined from 66% during the second quarter of 2000 to 65% during the second quarter of 2001 primarily due to increases in production variances.

Research and development expenses decreased $47,000 or 10% from the second quarter of 2000 due primarily to the approval of products in late 2000 and early 2001, such as the Keystone(TM) Modular Hip System and the Metal/Metal Acetabular Hip System, that were in clinical studies in 2000. Notwithstanding this decrease in expenditures, there are several new products in the development process. In addition, clinical studies are continuing on a mobile bearing knee product and a ceramic femoral knee component.

Selling, general, and administrative expenses increased $402,000 or 11% compared to the second quarter of 2000 due mainly to higher commissions and royalties as
a result of increased sales.   However, as a percent of sales, selling, general
and administrative expenses decreased to 49% for the quarter from 52% in the second quarter of 2000.

An additional charge of $1,623,000 was taken in the second quarter of 2001 which related to specific one-time items that are not part of the normal selling, general and administrative, or research and development expenses. The most significant was a charge of $917,000 related to an exchange of certain outstanding options for stock. Approximately 1.9 million options were cancelled and approximately 600,000 shares were issued to the senior management of the Company. The cash impact of this transaction was only $354,000. Another component of this charge includes $535,000 in legal settlement charges. This was related to the settlement of the lawsuit brought by one of the Company's stockholders in an attempt to stop the issuance of the Series A Preferred Stock. Only $125,000 of this expense was a cash expense. Finally, there was a $171,000 charge for compensation expense associated with a cashless exercise of options by a former employee.

As a result of these other charges, an operating loss of $718,000 was incurred in the second quarter 2001 compared to operating income of $566,000 for the second quarter of 2000. Operating income before these non-recurring transactions was $905,000, an increase of 60% over the same period in 2000. Without these non-recurring charges, operating income increased to 10.7% of sales during the second quarter of 2001, compared to 7.9% for the second quarter of 2000.

Interest expense decreased $24,000 for the three months ended June 29, 2001, to $301,000 as compared to $325,000 during the same period in the prior year.

Overall, net loss for the quarter ended June 29, 2001 was $607,000 as compared to net income of $217,000 during the second quarter of 2000. However, if you removed the effect of the other charges discussed above, the Company's results for the second quarter of 2000 would show a net income of $432,000. This is a 99% increase over the same period in 2000.

In connection with the issuance of Series A Preferred Stock in June 2001, because the stock is immediately convertible into common stock of Encore at the holder's option at a conversion price of $1.02 per share, which was below the per share closing price of our common stock on the date of the issuance of the Series A Preferred Stock, Encore recorded a charge to net income available to common stockholders of $3,706,000 representing the fair value of the beneficial conversion feature of the Series A Preferred Stock.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 29, 2001, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

Sales increased 9% over the first six months of 2000 to $17,130,000 from $15,695,000. U.S. sales were $12,656,000, increasing $2,879,000 or 29% compared to the same period in 2000. This was the result of efforts to strengthen and build the U.S. sales force. Sales outside the U.S. declined $1,444,000 or 24% offsetting some of the increase in the U.S. The decline can be attributed to previously announced strategies to focus sales efforts in the U.S.

Gross margin increased by $676,000 from the same six months of 2000. However, gross margin as a percent of sales declined from 65.6% in 2000 to 64.0% during 2001 primarily due to increases in production variances.

Research and development expenses decreased by $108,000 or 11.7% from the first six months of 2000 due primarily to the approval of products in late 2000 and early 2001, such as the Keystone(TM) Modular Hip System and the Metal/Metal Acetabular Hip System, that were in clinical studies in 2000. Clinical studies are continuing on a mobile bearing knee product and a ceramic femoral knee component.

Selling, general, and administrative expenses increased $718,000 or 9% compared to the same period in 2000 due to increased commissions, royalties and doubtful account reserves as a result of increased sales and relocation expenses. However, as a percent of sales, selling, general and administrative expenses remained at 50% of sales.

An additional charge of $1,623,000 was taken in the second quarter of 2001 which related to specific one-time items that are not part of the normal selling, general and administrative, or research and development expenses. The most significant was a charge of $917,000 related to an exchange of certain outstanding options for stock. Approximately 1.9 million options were cancelled and approximately 600,000 shares were issued to the senior management of the Company. The cash impact of this transaction was only $354,000. Another component of this charge includes $535,000 in legal settlement charges. This was related to the settlement of the lawsuit brought by one of the Company's stockholders in an attempt to stop the issuance of the Series A Preferred Stock. Only $125,000 of this expense was a cash expense. Finally, there was a $171,000 charge for compensation expense associated with a cashless exercise of options by a former employee.

As a result of these charges, an operating loss of $75,000 was incurred for the first six months of 2001, as compared to operating income of $1,482,000 in 2000 as the increase in sales was offset by the additional spending discussed above. Operating income before the additional charge was $1,548,000, a 4% increase over the same period in 2000.

Interest expense increased $50,000 for the six months of 2001 to $663,000 as compared to the same period in the prior year.

Overall, net loss for the six months ended June 29, 2001 was $379,000 as compared to net income of $674,000 for the same six months in 2000. Removing the effect of the other charges discussed above results in net income of $660,000.

In connection with the issuance of Series A Preferred Stock in June 2001, because the stock is immediately convertible into common stock of Encore at the holder's option at a conversion price of $1.02 per share, which was below the per share closing price of our common stock on the date of the issuance of the Series A Preferred Stock, Encore recorded a charge to net income available to common stockholders of $3,706,000 representing the fair value of the beneficial conversion feature of the Series A Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $12.5 million revolving credit facility (the "Credit Facility"). This facility will decrease during the year on a quarterly basis to $10.5 million. In addition, it has a number of financial covenants that must be met on a quarterly basis. As of June 29, 2001, the Company had drawn approximately $11 million. As of June 29, 2001, the Company was in compliance with all of the financial covenants. While the Company's current forecast shows that the Company will be able to meet the financial covenants during 2001 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that the forecasts will prove accurate or that the bank's requirements will be able to be met. In addition, there is no assurance that another credit facility will be available as a replacement to the current facility, which is scheduled to mature in October of 2002. There exists the possibility that the Company will need to obtain additional equity financing, although there is no assurance as to the amount, availability or cost of such financing.

During the second quarter ended June 29, 2001, operating activities provided cash and cash equivalents of $3 million primarily due to a decrease in inventory, an increase in accounts payable and accrued liabilities, and net income adjusted for depreciation and amortization. This compares favorably to the second quarter ended June 30, 2001 when operating activities used cash and cash equivalents of $1.1 million.

During June 2001, the Company raised $12.9 million, net of issuance costs of $643,000, in connection with the sale of Series A Preferred Stock. The purpose of raising this money is to fund the acquisitions that the Company has previously announced that it is pursuing. The first of these acquisitions was completed on July 2, 2001, with the purchase of the orthopedic soft goods, patient safety devices and pressure care product lines from Kimberly-Clark Corporation.

The Company's continued growth has resulted in an increase in its capital requirements. This growth is primarily funded by the Credit Facility and cash generated from operations to meet its working capital needs. As of June 29, 2001, the Company had net working capital of approximately $34 million, an increase from the $21 million net working capital at December 31, 2000.

FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which represent Encore's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of Encore's products, profit margins and the sufficiency of Encore's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, Encore's dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to Encore, market acceptance of Encore's products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the availability to locate acceptable acquisition candidates and then finance and integrate those acquisitions, and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 1, 2001, one of the Company's stockholders, Medica Holding AG ("Medica") filed a complaint in the Court of Chancery of the State of Delaware, against the Company, its directors, and the principal investors in the Series A Preferred Stock, seeking to enjoin the consummation of the sale of the Series A Preferred Stock alleging, among other things, (a) that the individual defendants breached their fiduciary duties by failing to consider alternative transactions or proposals for obtaining capital for the Company and by not seeking the advice of a financial advisor before entering in the Series A Stock Purchase Agreement, and (b) that the principal investors aided and abetted the individual defendants in the breach of their fiduciary duties. The lawsuit was settled prior to the June 12, 2001 Annual Meeting. The terms of the settlement required that (a) the Company agree to pay court-ordered attorneys fees to the plaintiff in connection with the requirement that the original proxy be amended to provide supplemental disclosures, and (b) that the principal investors in the Series A Preferred Stock purchase the shares of common stock in the Company that Medica owned.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 12, 2001, the stockholders of the Company approved the issuance of 132,353 shares of Series A Preferred Stock at $102.00 per share for an aggregate purchase price of $13.5 million. The shares were issued on June 12, 2001. The purchase price was payable in cash. There was no underwriter involved with the issuance. The parties who purchased the Series A Preferred Stock were primarily comprised of partnerships controlled by Galen Partners and by Ivy Orthopedics Partners LLC. A complete list of the purchasers can be found in the Proxy dated May 4, 2001 that was distributed to all stockholders of the Company. The 132,353 shares of Series A Preferred Stock are immediately convertible into 13,253,300 shares of the Company's common stock. The sale of these securities was exempt from registration under the Securities Act of 1933 pursuant to Regulation D.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders was held on June 12, 2001. All management nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. The following are the matters voted on at the meeting:

A.                Election of directors:

                                                            VOTES
NAME             VOTED FOR         VOTED AGAINST          WITHHELD
----             ---------         -------------          --------

Craig Smith       7,841,588               0                460,393
John Abeles       7,928,044               0                373,937

The following directors' terms of office as a director continued after the meeting: Nick Cindrich, Kenneth Davidson, Dennis Enright, Jay Haft, Joel Kanter, and Richard Martin.

B. Ratification of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.

          Voted For:            8,180,169
          Voted Against:          112,589
          Voted Abstained:          9,223

C. Approval of the Amended and Restated Series A Preferred Stock Purchase Agreement and approval of the sales of 132,353 shares of Series A Preferred Stock to, interalia, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P.

          Voted For:            4,435,201
          Voted Against:          316,073
          Voted Abstained:         12,423

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.  Exhibits.  See Index to Exhibits
    ---------
2.  Reports on Form 8-K. The Company filed a Form 8-K on June 28, 2001, relating
    --------------------
to the issuance of 132,353 shares of Series A Preferred Stock which resulted in a change in control of the registrant. The Company also filed a Form 8-K on July 17, 2001, relating to the Company acquiring a line of orthopedic soft goods, patient safety devices, and pressure care products from Kimberly-Clark Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Aug. 13, 2001       By:  /s/ Kenneth W. Davidson
-------------            ------------------------------
Date                     Kenneth W. Davidson, Chairman of the Board and
                         Chief Executive Officer


Aug. 13, 2001       By:   /s/ August Faske
-------------             -----------------------------
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