Form 10-Q
period 2001-09-29
ENCORE MEDICAL CORP
filed 2001-11-13
CIK 944763

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001
                                       OR

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

Title                           Outstanding

Common Stock                    10,726,154 (23,961,454 on an as converted basis)

Part I.  Financial Information

Item 1.  Financial Statements

Encore Medical Corporation and Subsidiaries
Consolidated Balance Sheets
As of September 29, 2001 and December 31, 2000
(in thousands, except per share data)
(unaudited)

                                                                              September 29,          December 31,
                                                                                       2001                  2000
                                                                                    -------               -------
Assets

Cash and cash equivalents                                                           $ 5,808               $     1
Accounts receivable, net                                                              7,334                 5,417
Inventories, net                                                                     22,874                20,291
Prepaid expenses and other current assets                                             1,529                 1,532
                                                                                    -------               -------
Total current assets                                                                 37,545                27,241

Property and equipment, net                                                           6,763                 5,408
Intangible assets, net                                                                6,270                 4,698
Other non current assets                                                              1,176                 1,147
                                                                                    -------               -------
Total assets                                                                        $51,754               $38,494
                                                                                    =======               =======
Liabilities and Stockholders' Equity

Current portion - long-term debt                                                    $ 3,375               $ 3,232

Accounts payable and accrued liabilities                                              5,363                 3,159
                                                                                    -------               -------
Total current liabilities                                                             8,738                 6,391

Long-term debt, net of current portion                                               11,230                14,283
                                                                                    -------               -------

Total liabilities                                                                    19,968                20,674
Redeemable convertible Series A Preferred Stock                                      12,840                     -

Common stock, $0.001 par value, 35,000,000 shares
  authorized, 11,362,000 and 9,348,000 shares issued, respectively                       11                     9
Additional paid-in capital                                                           21,895                19,405
Deferred compensation                                                                  (108)                 (185)
Retained earnings                                                                       378                    12
Notes receivable for sale of common stock                                            (1,187)                    -
Less cost of repurchased stock, warrants and rights
  (635,000 and 322,000 shares, respectively)                                         (2,043)               (1,421)
                                                                                    -------               -------
Total stockholders' equity                                                           18,946                17,820
                                                                                    -------               -------
Total liabilities, redeemable convertible preferred stock and
 stockholders' equity                                                               $51,754               $38,494
                                                                                    =======               =======


See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 29, 2001 and September 29, 2000 (in thousands, except per share amounts)
(unaudited)

                                                        Three Months Ended                      Nine Months Ended
                                                      -----------------------                -----------------------

                                                 September 29,     September 29,         September 29,    September 29,
                                                          2001              2000                  2001             2000
                                                       -------            ------               -------          -------

Sales                                                  $13,252            $6,993               $30,383          $22,689

Cost of goods sold                                       6,259             2,531                12,418            7,932
                                                       -------            ------               -------          -------
Gross margin                                             6,993             4,462                17,965           14,757

Operating expenses:

Research and development                                   425               420                 1,237            1,340

Selling, general and administrative                      5,152             3,402                13,763           11,295

Other charges                                                -                 -                 1,623                -
                                                       -------            ------               -------          -------

Operating income                                         1,416               640                 1,342            2,122

Interest expense                                          (372)             (349)               (1,036)            (962)

Other income                                               135               146                   280              298
                                                       -------            ------               -------          -------

Income before income taxes                               1,179               437                   586            1,458

Provision for income taxes                                 433               149                   220              496
                                                       -------            ------               -------          -------
Net income                                                 746               288                   366              962

Beneficial conversion feature related to
 Series A preferred stock                                    -                 -                (3,706)               -
                                                       -------            ------               -------          -------
Net income (loss) attributable to common
 stockholders                                          $   746            $  288               $(3,340)         $   962
                                                       =======            ======               =======          =======

Basic earnings (loss) per share attributable
 to common stockholders                                $  0.08            $ 0.03               $ (0.37)         $  0.11

Shares used in computing basic earnings
 (loss) per share                                        9,541             8,996                 9,133            8,989

Diluted earnings (loss) per share
 attributable to common stockholders                   $  0.03            $ 0.03               $ (0.37)          $ 0.10

Shares used in computing diluted earnings
 (loss) per share                                       24,193             9,697                 9,133            9,932


See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Cash Flow
For the nine months ended September 29, 2001 and September 29, 2000
(in thousands)
(unaudited)

                                                                               Nine Months Ended
                                                                            ----------------------
                                                                         September 29,           September 29,
                                                                                  2001                    2000
                                                                               -------                 -------
Cash flows from operating activities:
Net income                                                                     $   366                 $   962
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                                  2,200                   2,218
  Loss on sale of assets                                                             8                      57
  Other charges                                                                   1,080                       -
Changes in operating assets and liabilities:
  Increase in accounts receivable                                               (1,917)                   (561)
  Decrease (increase) in inventories                                             3,164                  (4,625)
  Decrease (increase) in prepaid expenses and other assets                         (26)                    241
  Increase in accounts payable and accrued expenses                              2,204                      17
                                                                               -------                 -------

  Net cash provided by (used in) operating activities                            7,079                  (1,691)
                                                                               -------                 -------
Cash flows from investing activities:
  Proceeds on sale of assets                                                         3                       0
  Purchases of property and equipment                                           (1,674)                 (1,263)
  Acquisition of orthopedic soft goods product line                             (5,988)                      0
                                                                               -------                 -------
  Net cash used in investing activities                                         (7,659)                 (1,263)
                                                                               -------                 -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                            30                      13
  Proceeds from issuance of Series A preferred stock, net                       12,840                       -
  Payments to acquire treasury stock                                               (30)                   (119)
  Payments on long-term obligations                                             (6,477)                   (570)
  Proceeds from long-term obligations                                               24                   3,630
                                                                               -------                 ------
  Net cash provided by financing activities                                      6,387                   2,954
                                                                               -------                 -------

Net increase in cash and cash equivalents                                        5,807                       -
Cash and cash equivalents at beginning of period                                     1                       1
                                                                               -------                 -------

Cash and cash equivalents at end of period                                     $ 5,808                 $     1
                                                                               =======                 =======

Non-cash investing and financing activities:
  Cashless exercise of stock options                                               171                       -
  Notes received for sale of common stock                                        1,187                       -
  Purchase of treasury stock by issuance of a note                                 409                       -
  Note issued for acquisition of orthopedic soft goods product line              3,135                       -

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 29, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 2000. Certain amounts in the prior period have been reclassified to conform to the current period presentation.

2.   DESCRIPTION OF BUSINESS

     The Company, through its primary operating subsidiary, Encore Orthopedics, Inc. ("Encore"), designs, manufactures, markets and sells products for the orthopedic industry primarily in the United States, Europe and Asia. The products include total joint implants, spinal implant products, trauma implant products, orthopedic soft goods, patient safety devices and pressure care products.

     The Company's products are subject to regulation by the Food and Drug Administration ("FDA") with respect to their sale in the United States, and the Company must, in many cases, obtain FDA authorization to market its products before they can be sold in the United States. Additionally, the Company is subject to similar regulations in many of the international countries in which it sells products.


3.   ACQUISITION OF ORTHOPEDIC SOFT GOODS

     On July 2, 2001, the Company acquired Kimberly-Clark Corporation's line of orthopedic soft goods, patient safety devices and pressure care products (the "OSG Products") pursuant to the Asset Purchase Agreement dated July 2, 2001. The Company acquired fixed assets, inventory and intangible assets for a total purchase price of $8,835,206, consisting of $5,700,000 in cash and a promissory note in the amount of $3,135,206, bearing interest at 8% per annum and payable over 24 months.

     For financial reporting purposes, $2,110,406 of the purchase price was preliminarily allocated to acquired intangible assets having a weighted-average useful life of approximately 9 years. The intangible assets that make up that amount include customer lists of $316,561 (2-year weighted-average useful life), transferable licenses of $1,582,805 (17-year weighted-average useful life), and intellectual property of $211,040 (15-year weighted-average useful life).

4.   OTHER CHARGES

     The components of other charges included in the consolidated statements of operations for the nine months ended September 29, 2001 are as follows (in thousands):

     Compensation expense associated with stock option exchange program   $  917
     Compensation expense associated with cashless exercise of options       171
     Legal settlement charges                                                535
                                                                          ------
                                                                          $1,623
                                                                          ======

     In June 2001, Encore recorded compensation expense of $917 related to the cancellation of certain outstanding options to purchase common stock in exchange for common shares of the Company. In June 2001, a former employee exercised options by selling some of the shares acquired by this exercise back to the Company in sufficient quantity to cover the exercise price and related tax liability. This cashless exercise of options generated compensation expense of $171. Finally, in June 2001, the Company reached a settlement with Medica Holding AG ("Medica") related to a complaint filed by Medica associated with the sale of Series A Preferred Stock. The Company incurred two charges in connection with the settlement. The first charge of $125 relates to court ordered reimbursement of the plaintiff's legal expenses which resulted in the filing of a supplement to the original proxy statement. The second charge of $410 represents a non-cash benefit provided to the Company by the primary Series A Preferred Stock stockholders which arose as a result of their purchase of Medica's outstanding stock in the Company. Of the total charges of $1,623, only $544 represented a cash outlay by the Company.

5.   INVENTORIES

     Inventories at September 29, 2001 and December 31, 2000 are as follows (in thousands):

                                             September 29,        December 31,
                                                      2001                2000
                                                   -------             -------

Components and raw materials                       $ 7,000             $ 4,482
Work in process                                      1,390               2,162
Finished goods                                      19,995              18,322
                                                   -------             -------
                                                    28,385              24,966
Less-inventory reserves                             (5,511)             (4,675)
                                                   -------             -------
                                                   $22,874             $20,291
                                                   =======             =======
6.   SERIES A PREFERRED STOCK

     On June 12, 2001, the stockholders of the Company approved the issuance of 132,353 shares of Series A Preferred Stock at $102.00 per share for an aggregate purchase price of $13.5 million. The 132,353 shares of Series A Preferred Stock are immediately convertible into 13,235,300 shares of the Company's common stock. The holders of the Series A Preferred Stock have the right to designate up to two individuals to serve on the Company's Board of Directors. Each share of Series A Preferred Stock is entitled, for all matters except the election of directors, to one vote for each share of Common Stock into which such share of Series A Preferred Stock is then convertible. Shares of Series A Preferred Stock bear non-cumulative dividends at a rate of 8% per annum if declared by the Company. The holders of Series A Preferred Stock are entitled to certain other rights that are more expansive than the rights of the holders of Common Stock which are detailed in the Amended and Restated Series A Preferred Stock Purchase Agreement dated as of May 3, 2001. Issuance costs associated with the sale of Series A Preferred Stock amounted to $660,000. Certain terms of the Series A Preferred Stock, including redemption in the event of a change in control, result in the Series A Preferred Stock being treated as redeemable for financial accounting purposes.

     In connection with the issuance of Series A Preferred Stock, because the stock is immediately convertible into common stock of the Company at the holder's option at a conversion price of $1.02 per share, which was below the per share closing price of the Company's common stock on the date of the issuance of the Series A Preferred Stock, the Company recorded a charge to net income available to common stockholders of $3,706,000 representing the fair value of the beneficial conversion feature of the Series A Preferred Stock.

7.   EARNINGS PER SHARE

     The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended September 29, 2001 and September 29, 2000, respectively, are as follows (in thousands):

                                                           Three Months Ended                 Nine Months Ended
                                                   ----------------------------------  --------------------------------
                                                     September 29,     September 29,     September 29,   September 29,
                                                              2001              2000              2001            2000
                                                             -----             -----             -----           -----
Shares used in computing basic earnings (loss)
 per share attributable to common stockholders               9,541             8,996             9,133           8,989
Plus: Convertible preferred stock                           13,235                 -                 -               -
Plus: Remaining common stock equivalents                     1,417               701                 -             943
                                                            ------             -----             -----           -----
Shares used in computing diluted earnings
 (loss) per share attributable to common
 stockholders                                               24,193             9,697             9,133           9,932
                                                            ======             =====             =====           =====

     Options and warrants to purchase 1,077,028 and 3,536,700 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS for the three months ended September 29, 2001 because the exercise of such options and warrants would be anti-dilutive. For the nine months ended September 29, 2001, all outstanding options, warrants and convertible preferred stock were not included in the computation of diluted EPS because the exercise would be anti-dilutive.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 29, 2001, as Compared to the Three Months Ended September 29, 2000.

Sales were $13,252,000 for the quarter ended September 29, 2001, representing an increase of $6,259,000 or 89.5% over the quarter ended September 29, 2000. Orthopedic implant product sales increased 19.6% to $8,365,000. Domestic implant sales, where the greatest concentration of efforts has occurred, increased 25.2%, with spine implant sales increasing 214% over the third quarter of 2000. Implant sales outside the U.S. increased 7%. The OSG Products, a third quarter product line acquisition, reported sales of $4,887,000.

Gross margin increased by $2,531,000 from the third quarter of 2000. The OSG Products accounted for $1,594,000 of the increase while implants increased gross margin by $937,000, or 21%. Gross margin as a percent of sales decreased from 63.8% to 52.8% when compared to the third quarter of 2000 due to the orthopedic soft goods products, which have lower gross margins. Implant gross margins as a percent of sales improved slightly for the quarter from 63.8% to 64.5%. The gross margin for orthopedic soft goods was 32.6% of sales.

Research and development expenses increased $5,000 or 1.2% from the third quarter of 2000. Current activities in the implant product line include the design of a new revision shoulder, a unicondylar knee, a universal hip stem and calcar hip stems. Clinical studies are continuing on a mobile bearing knee product, ceramic/ceramic hip implants and a ceramic femoral knee component.

Selling, general, and administrative expenses increased $1,750,000 or 51.4% compared to the third quarter of 2000. These expenses increased in part due to the addition of the new OSG Product lines and also due to commissions and royalties associated with increased sales of implant products. Additionally there was an increase in professional fees and contract services. However, as a percent of sales, selling, general and administrative expenses decreased to 39% for the quarter from 49% in the third quarter of 2000.

These factors resulted in 121.3% increase in operating income to $1,416,000 compared to $640,000 in the third quarter of 2000.

Interest expense increased $23,000 for the three months ended September 29, 2001, to $372,000 as compared to $349,000 during the same period in the prior year. This was primarily due to interest expense related to the onset of the Kimberly-Clark note arising from the acquisition of the OSG Products, which was offset by a decrease in the average outstanding balance of the revolving line of credit.

Overall, net income for the quarter ended September 29, 2001 was $746,000 as compared to net income of $288,000 during the third quarter of 2000. The increased level of sales, primarily related to the addition of the OSG Product line, but also as a result of increased implant sales, provided the leverage over fixed expenses to result in the increase in net income.

Results of Operations for the Nine Months Ended September 29, 2001, as Compared to the Nine Months Ended September 29, 2000.

Continuing the year's progress of recording strong sales growth, total sales increased 33.9% over the nine months of 2000 to $30,383,000 from $22,689,000. Implant product sales increased to $25,496,000 or 12.4%. Domestic implant sales increased 28% with every product line experiencing double-digit growth. The OSG Products contributed $4,887,000 or 21.5% of the total increase.

Gross margin increased by $3,208,000 or 21.7% from the same nine months of 2000. However, gross margin as a percent of sales declined from 65% in 2000 to 59.1% during 2001 primarily due to the inclusion of the OSG Products, which have lower gross margins.

Research and development expenses decreased by $103,000 or 7.7% from the nine months of 2000 due primarily to the approval of products in late 2000 and early 2001, such as the Keystone(R) Modular Hip System and the Metal/Metal Acetabular Hip System, that were in clinical studies in 2000.

Selling, general, and administrative expenses increased $2,468,000 or 21.9% compared to the same period in 2000. This was due in part to commissions and royalties as a result of increased implant sales, and an increase in professional fees and contract services. Additionally, expenses related to the OSG Products also contributed to the total increase. However, as a percent of sales, selling, general and administrative expenses decreased to 45% compared to 50% of sales in 2000.

An additional charge of $1,623,000 was taken in the second quarter of 2001, which related to specific one-time items that are not part of the normal selling, general and administrative, or research and development expenses. The most significant was a charge of $917,000 related to an exchange of certain outstanding options for stock. Approximately 1.9 million options were cancelled and approximately 600,000 shares were issued to the senior management of the Company. The cash impact of this transaction was only $419,000. Another component of this charge includes $535,000 in legal settlement charges. This was related to the settlement of the lawsuit brought by one of the Company's stockholders in an attempt to stop the issuance of the Series A Preferred Stock. Only $125,000 of this expense was a cash expense. Finally, there was a $171,000 charge for compensation expense associated with a cashless exercise of options by a former employee.

As a result of these non-recurring charges, operating income declined 36.8% to $1,342,000. Operating income before these other charges was $2,965,000, an increase of 39.7% compared to 2000.

Interest expense increased $74,000 for the nine months of 2001 to $1,036,000 as compared to the same period in the prior year.

Overall, net income for the nine months ended September 29, 2001 was $366,000 as compared to net income of $962,000 for the same nine months in 2000. Removing the effect of the other charges discussed above results in net income of $1,381,000, an increase of 43.6%.

In connection with the issuance of Series A Preferred Stock in June 2001, because the stock is immediately convertible into common stock of Encore at the holder's option at a conversion price of $1.02 per share, which was below the per share closing price of the Company's common stock on the date of the issuance of the Series A

Preferred Stock, Encore recorded a charge to net income available to common stockholders of $3,706,000 representing the fair value of the beneficial conversion feature of the Series A Preferred Stock.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through the sale of equity securities, borrowings and cash flow from operations. The Company has available to it a $12.5 million revolving credit facility (the "Credit Facility"). This facility will decrease during the year on a quarterly basis to $10.5 million. In addition, it has a number of financial covenants that must be met on a quarterly basis. As of September 29, 2001, the Company had drawn approximately $7 million and the Company was in compliance with all of the financial covenants. While the Company's current forecast shows that the Company will be able to meet the financial covenants during 2001 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that the forecasts will prove accurate or that the bank's requirements will be able to be met. In addition, there is no assurance that another credit facility will be available as a replacement to the current facility, which is scheduled to mature in October of 2002. There exists the possibility that the Company will need to obtain additional equity financing, although there is no assurance as to the amount, availability or cost of such financing.

During the third quarter ended September 29, 2001, operating activities provided cash and cash equivalents of $3.6 million primarily due to a decrease in inventory, an increase in accounts payable and accrued liabilities, and net income adjusted for depreciation and amortization. This compares favorably to the third quarter ended September 29, 2000 when operating activities used cash and cash equivalents of $0.6 million.

During June 2001, the Company raised $12.8 million, net of issuance costs of $660,000, in connection with the sale of Series A Preferred Stock. The purpose of raising this money is to fund acquisitions that the Company has previously announced that it is pursuing. The first of these acquisitions was completed on July 2, 2001, with the purchase of the orthopedic soft goods, patient safety devices and pressure care product lines from Kimberly-Clark Corporation.

The Company's continued growth has resulted in an increase in its capital requirements. This growth has been primarily funded by the Credit Facility, cash generated from operations to meet its working capital needs and the sale of equity. As of September 29, 2001, the Company had net working capital of approximately $29 million, an increase from the $21 million net working capital at December 31, 2000.

Recent Accounting Pronouncements

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a significant impact on our financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We do not expect to have a significant impact on our financial condition or results of operations.

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

Part II. Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Exhibits and Reports on Form 8-K

1.       Exhibits.  See Index to Exhibits
         --------

2.       Reports on Form 8-K.
         -------------------

         A. On September 26, 2001, the Company filed a Form 8-K related to the change in its independent accountants from Pricewaterhouse Coopers LLP to KPMG LLP.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Nov. 12, 2001       By:  /s/ Kenneth W. Davidson
-------------            -----------------------
Date                     Kenneth W. Davidson, Chairman of the Board and Chief
                         Executive Officer


Nov. 12, 2001       By:   /s/ August Faske
-------------             ----------------
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