Form 10-K
period 2001-12-31
ENCORE MEDICAL CORP
filed 2002-03-29
CIK 944763

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ____ No X

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of Encore Medical Corporation, computed by reference to the last sales price of such stock as of March 15, 2002, was $25,717,496.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2002, the latest practicable date.

         Title                                       Outstanding
         -----                                       -----------
         Common Stock, par value $0.001               10,994,036
         $5 Warrants                                   3,536,700

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

         This annual report on Form 10-K of Encore Medical Corporation for the year ended December 31, 2001 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where Encore Medical Corporation expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Item 1.  Business

Overview
--------

         Encore Medical Corporation ("EMC") is seeking to expand to be a broad based, diversified medical products company that designs, manufactures and markets high quality medical products around the world. From its roots as an orthopedic implant company, it is broadening its focus into additional areas of orthopedic patient care and surgical products. It will seek to accomplish this through internal growth and acquisitions of profitable, well positioned companies that can allow EMC to build several platforms in the medical products industry. This strategy commenced during the last half of 2001 and has continued into 2002.

         EMC has only a single operating subsidiary. This company, Encore Medical, L.P. ("Encore" or the "Company") [see discussion below on the recent changes in the legal structure of the Company], designs, markets and distributes orthopedic products and supplies. Its products are used primarily by orthopedic medical specialists to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and participation in sporting events. Encore's implant products cover a broad variety of orthopedic needs and include hip, knee and shoulder implants to reconstruct damaged joints, trauma products to reconstruct bone fractures, and spinal implants to aid in the repair of the spinal column. The Company has one of the broadest lines of orthopedic soft goods in the marketplace for non-surgical products that repair, regenerate and rehabilitate soft tissue and bone, and protect against injury. The Chattanooga Group division of Encore has a complete line of all items necessary for rehabilitation of orthopedic injuries, serving the needs of physical therapists, chiropractors and sports medicine professionals.

         Encore was formed in April 1992, when several executives with significant experience in the orthopedics industry joined with a small original equipment manufacturer of orthopedic implants and related instruments. Encore's first product, the Foundation(R) Knee System, was introduced in Europe in late 1992 and in the United States in February 1993 after receiving Food and Drug Administration ("FDA") 510(k) approval. Since that time Encore has developed and obtained regulatory approval for over one hundred additional orthopedic total joint products, trauma products, spinal products, and product improvements. Through its recently begun acquisition campaign, it has added hundreds of products to its offerings, many of which require and have received FDA 510(k) approval.

         On July 2, 2001, EMC purchased from Tecnol, Inc. ("Tecnol"), Kimberly-Clark Corporation ("KCC"), and Kimberly-Clark Worldwide, Inc. ("KCW" and, together with Tecnol and KCC, "Kimberly-Clark"), Kimberly-Clark's line of orthopedic soft goods, patient safety devises and pressure care products (the "OSG Products"). These products include the Kallassy(R) Ankle Support, the Sports Supports(R) product line of braces and supports, the Rebound(R) line of consumer orthopedics products, the Secure-All(R) brand of patient safety devices, and the Turtle Neck(R) and 911 First Response(R) safety collars. Kimberly-Clark had acquired the product lines in 1997 when it purchased Tecnol Medical Products.

         On February 8, 2002, EMC purchased Chattanooga Group, Inc. ("CGI"), a privately-held, Tennessee based provider of orthopedic rehabilitation equipment. CGI designs, manufactures and distributes around the world a wide range of rehabilitation products including Intelect(R) Electrotherapy units, OptiFlex(R) Continuous Passive Motion devices, Triton(R) and Adapta(R) therapy tables, along with Hydrocollator(R) heating and chilling units. In business for over 50 years, Chattanooga Group, Inc. started manufacturing and selling the Hydrocollator(R) Steam Pack and has since expanded its product line to include a large variety of rehabilitation and home health products making it capable of providing turn-key clinics for orthopedic professionals.

         As a result of these activities, EMC offers three broad platforms of orthopedic products - implants, soft goods and rehabilitation equipment. These products provide solutions for patients and orthopedic professionals throughout the patient's continuum of care.

Basis Of Presentation
---------------------

         This Form 10-K is dated as of March 15, 2002 and will, except for the audited financial statements and the notes, which are an integral part of such financial statements, reflect the status of EMC as of that date. Therefore, the narrative portion of the Form 10-K will include the recently acquired business, assets, liabilities and operations of Chattanooga Group, Inc. The audited financial statements and accompanying notes will reflect the status of EMC as of December 31, 2001.

         In connection with the acquisition of Chattanooga Group, Inc., and for purposes of efficiency and state tax minimization, Encore Orthopedics, Inc. was converted on February 7, 2002, from a Delaware corporation to a Delaware limited partnership. It has two partners, Encore Medical GP, Inc. ("EGP") and Encore Medical Asset Corporation ("EMAC"), the general partner and limited partner, respectively. Both of these corporations are wholly owned subsidiaries of Encore

Medical Corporation. All of the assets, liabilities, operations and financial results of Encore, EGP and EMAC are consolidated in the financial statements of EMC. Prior to February 7, 2002, neither EGP or EMAC has any operations. On March 1, 2002, Chattanooga Group, Inc. was merged into and with Encore Medical, L.P. Encore Medical, L.P. being the surviving entity.

Industry Background
-------------------

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

         Over the last two decades, the orthopedic products market, which consists of implants for joint replacement, spinal implants, trauma products, certain arthroscopic, sports medicine and soft goods products, bone cement and related products and instrumentation, has experienced growth in both revenues and unit sales. Recent advances in technology require the addition to the orthopedic products market tissue technology image-guided surgery, osteobiologics and diagnostic products related to osteoporosis. Based on this expanded scope, in 2001, the worldwide market for orthopedic products produced approximately $12.0 billion in revenue. In the United States, the orthopedic products market represented approximately $6.3 billion in revenue in 2001. From 1992 to 1998 the average annual revenue growth rate was approximately 10%. Unit growth accounted for approximately half of this growth; the remainder of the growth was attributable to technology driven price increases.

Implants
--------

         Joint reconstruction products accounted for approximately $2.3 billion of the overall orthopedic market in the U.S. in 2001 and approximately $5.3 billion worldwide. Among the joint replacement products, hip and knee replacement products account for approximately 92% of worldwide revenues (with approximately $4.9 billion in worldwide sales in 2001) and shoulder replacement and other related products (elbow, wrist, finger, toe, ankle and ligament prostheses) account for approximately 8% of worldwide revenues (with approximately $425 million in worldwide sales in 2001). The trauma, or fracture fixation, segment of the orthopedic products market approached $1.5 billion in 2001, representing approximately 8% growth over 2000. The trauma product market is divided between internal and external fixation products. In 2001, internal fixation products accounted for about 79% of the revenues from the sale of all trauma products.

         Of particular note is the dynamic growth of both the spinal and tissue/osteobiological market segments. It is estimated that the U.S. spinal market exceeded $1.2 billion in 2001 and was approaching $1.8 billion worldwide. Rapid advances in technology and product design are predicted to produce growth rates exceeding 20% per year for several years. Interbody fusion devices have contributed greatly to this rapid growth, achieving approximately a 25% market share since appearing on the market in 1996.

Soft Goods
----------

         This area of the orthopedic medical device industry encompasses primarily products that are used to assist the patient in the recovery from an injury or a surgical procedure and/or to protect against re-injury or damage to the surgical repair site. These soft goods products include knee, shoulder, ankle and wrist braces; neoprene supports; slings and cervical collars; and immobilizers for various joints in the body. They also include patient safety devices that aid in assisting medical professionals treat patients who might be of risk of injury due to unadvised movement. This market is estimated to total approximately $700 million in 2001, a 10% increase over the previous year.

Rehabilitation Equipment
------------------------

         These products are used by physical therapists, chiropractors and sports medicine physicians to aid in the recovery from an injury or surgical procedure. Products in this segment of the orthopedic industry include therapeutic ultrasound, electrotherapy, continuous passive motion devices, hot and cold therapy products, and a large variety of other devices and soft goods used by clinicians and physicians. This market is estimated to approach $1 billion in sales and is anticipated to grow at 5% per year. The market is made up of a large number of smaller product segments which range from $1 million to $150 million in size.

Strategy
--------

         EMC's strategy is to grow its business both through continued expansion of its core product lines and through acquisition of complimentary businesses. It seeks to offer a full continuum of care to the patient of orthopedic professionals, including orthopedic surgeons, sports medicine physicians, physical therapists and related service providers. This strategy has as its foundation, the continued increasing of the sales, product line and distribution channels related to the implant business. However, it also envisions growth through acquisitions, such as the recent acquisition of the orthopedic soft goods, patient safety device and pressure care product lines from Kimberly-Clark and the acquisition of Chattanooga Group, Inc., which added the rehabilitation equipment product line into the Company. EMC will continue to search for and seek to acquire other companies or product lines whose product mix, distribution network, or manufacturing capabilities compliment its overall strategy.

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

         One element of the Company's growth strategy is to pursue acquisitions, such as the recent Chattanooga acquisition, as well as investment and strategic alliances that either expand or complement the Company's business. EMC might not be able to identify acceptable opportunities, complete any additional acquisitions, investment or strategic alliances, or license products or technologies on favorable terms in a timely manner. Acquisition and, to a lesser extent, investments and strategic alliances involve a number of risks, including, (i) the diversion of management's attention from its existing business while evaluating acquisitions and thereafter while assimilating the operations and personnel of the new business; (ii) adverse short term affects on operating results; (iii) the inability to successfully and rapidly integrate the new businesses, personnel and products with the Company's existing business, including financial reporting, management and information technology systems;
(iv) higher than anticipated cost of integration; (v) unforeseen operating difficulties and expenditures; (vi) the need to manage a significantly larger business; (vii) the lack of prior experience in new markets or countries that the Company may enter; (viii) the loss of employees of an acquired business, including employees who may have been instrumental to the success or growth of that business; and (ix) the use of the substantial amount of available cash to consummate the acquisition. In addition, as was required in connection with the Chattanooga acquisition, the Company may require additional debt or equity financing for future acquisitions, investments or strategic alliances. Such financing may not be available on favorable terms, if at all.

Products
--------

Implant Division
----------------

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

Reconstructive Products

         Encore currently offers the Foundation(R) Knee System in both cruciate sparing and posterior stabilized versions, for both primary and revision applications, all of which are designed to duplicate as closely as possible the anatomical function of the patient's knee, thereby improving its range of motion and stability. Sales of knee products accounted for approximately 45% of Encore's total implant sales in 2001. Encore is currently marketing a number of internally designed or licensed hip systems. These include the Foundation(R) Hip System, the Vitality(R) Hip Stem, the Linear(R) Hip Stem, the Stamina(R) Hip Stem, the Keystone(R) Revision Hip Stem and the Revelation(R) Hip Stem. Sales of hip products accounted for approximately 32% of Encore's total implant sales in 2001. Encore markets its internally designed Foundation(R) Shoulder System. Encore's shoulder implant consists of the same basic parts as the normal shoulder, including a humeral stem with a spherical humeral head (ball) and a glenoid component on which the humeral head articulates. Sales of shoulder products accounted for approximately 5% of Encore's total implant sales in 2001.

Trauma - Fixation Products

         Encore has built its trauma product line through a series of acquisitions. The first acquisition, Applied Osteo Systems in 1996, gave Encore the True/Flex(R) intramedullary nails, a patented system of intramedullary nails used in repairing bone fractures, primarily for use in correcting upper extremity fractures, and the True/Lok(TM) external fixation system, developed by Texas Scottish Rite Hospital. The acquisition of Biodynamic Technologies, Inc. ("BTI") in March 1999 allowed Encore to offer a more complete line of specialty products for use in the treatment of upper extremity orthopedic trauma and added other trauma products used in the hip and ankle areas of the body. These are marketed under the name True/Fix(R). Sales of trauma products accounted for approximately 8% of Encore's total implant sales in 2001.

Spinal Products

         In 1999 Encore entered into a distribution agreement to begin selling spinal products within the United States for products produced by Scient'x, a French company. Encore began to obtain FDA approval to market these products in 1999 and the FDA approval process continued into the first half of 2000. The Isolock(TM) and Isobar(TM) systems consist of rods, plates, cortical screws, and pedicle screws used to achieve fusion of the spine. In addition, Encore also markets the PASS(TM) Spinal System, designed and manufactured by Medicrea, a French company based in La Rochelle, France. FDA approval for this product line was obtained during the third quarter of 2000 and marketing efforts and sales of this product commenced during the fourth quarter of 2000. Sales of spinal products accounted for approximately 6% of Encore's total implant sales in 2001.

Soft Goods Division
-------------------

Orthopedic Soft Goods

         Encore offers a broad selection of traditional soft goods. Included in this line are abdominal binders and rib belts; ankle, foot and heel supports; arm slings; cast boots and post-operative shoes; cervical collars; clavicle splints; elbow supports; finger splints; knee immobilizers and supports; back supports; shoulder immobilizers; thigh and groin supports; wrist and forearm supports; and a small offering of traction products. The products are widely used in many areas within the healthcare setting, including the emergency room, operating room, outpatient surgery, physicians offices, pharmacies, and sports medicine clinics. Some of the most recognizable brand names include the Kallassy(R) Ankle Support, the Sports Supports(R) line of braces and supports, the Rebound(R) line of consumer orthopedics products and the Turtle Neck(R) and 911 First Response(R) safety collars.

Patient Safety Devices

         Encore currently sells a full array of limb and body holders. These devices are designed to provide security for the patient and staff while being comfortable and easy to use. In addition, Encore sells a line of less restrictive devices, which are focused on the safety of the patient. The devices include finger control mitts, body belts and pelvic holders.

Pressure Care Products

         Encore's line of pressure care products includes heel and elbow protectors; operating room table pads; and knee crutch pads. These products are designed to provide cushioning for protection of various pressure points. Although this product grouping represents a very small portion of the overall sales for the soft goods division, it is a strategic line that is a very solid seller in the international market.

Rehabilitation Equipment Division
---------------------------------

         Encore's rehabilitation products are sold through its Chattanooga Group Division. Chattanooga Group is a leading provider of products used by a variety of healthcare professionals involved in the field of physical medicine. This includes physical therapists, athletic trainers, chiropractors, sports medicine physicians and a number of other healthcare professionals. Chattanooga Group sells many of the leading products in this industry including: Intelect(R), CPS(R) and Vectra(R) electrotherapy and ultrasound systems, Hydrocollator(R), Hotpac(R), Colpac(R), Thermawrap(R) and Flexipac(R) hot and cold therapy products. Opti-Flex(R) continuous passive motion devices, Triton(R), Adapta(R), and Ergostyle therapy tables and traction devices, and Retrainer(R) EMG systems. Chattanooga Group focuses significant resources on the development of new product lines to fuel future growth.

Marketing and Sales
-------------------

         Within the United States, healthcare reform and managed care continue to change the dynamics of the healthcare industry in response to the needs to control rising healthcare cost. As a result of healthcare reform, the U.S. healthcare industry has seen a rapid expansion of managed care at the expense of traditional private insurance. The development of managed care programs in which the providers contract to provide comprehensive healthcare to a patient population at a fixed cost per person (referred to as capitation) has put pressure on, and is expected to continue to lead, healthcare providers to a lower cost. The advent of managed care has also resulted in greater attention to the tradeoff between patient need and product cost, so called demand matching, where patients are evaluated as to age, need for mobility and other parameters and then matched with orthopedic product that is cost effective in light of such evaluation. One result of demand matching has been, and is expected to continue to be, a shift towards lower cost products, and any such shift in the Company's product mix to lower margin products, could have an adverse impact on the Company's operating results.

         A further result in managed care and the related pressure on cost has been the advent of buying groups in the United States. Such buying groups enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. The extent to which such buying groups are able to obtain compliance by their members with such preferred supplier agreements varies considerably depending on the particular buying groups. With respect to the Company's implant products, it is not participating in any of these buying group arrangements. In the rehabilitation product lines, only minimum levels of sales are made to these buying groups. In the soft goods product area, however, the Company has entered into national contracts with selected groups and believes that the high level of product sales to such groups and the opportunity for increased market share have the potential to offset the financial impact of discounting. It will be important to our future success and the growth of our revenue to be able to maintain such existing arrangements. However, the Company might not be able to obtain new preferred supplier commitments from major buying groups, in which case it would lose significant potential sales, to the extent these groups are able to command a high level of compliance by their members. Conversely, if the Company does receive preferred supplier commitments from particular groups that do not deliver high level of compliance, the Company may not be able to offset the negative impact of lower per unit prices or lower margins with any increase unit sales or market share, which could have a material adverse affect on the Company's business, financial condition or results of operations.

Implant Division
----------------

         Encore's implant products are currently marketed and sold in the United States, Japan, Germany, and certain countries in the Middle East. In the United States, products are sold to hospitals and orthopedic surgeons through a network of independent commissioned sales agents. Outside the United States, Encore's total joint products are sold through distributors. Beginning in 1999, Encore began rebuilding its international sales force which prior to that year had been exclusively with the PLUS Endoprothetik AG family based in Switzerland. The distribution agreement between Encore and PLUS Endoprothetik AG ("PLUS-Switzerland") concluded as of December 31, 2000. However, one affiliate of PLUS-Switzerland, EndoPLUS GmbH, continues to sell Encore products in Germany. This rebuilding is being accomplished on a territory by territory basis. In Japan, certain of Encore's trauma products are sold by Century Medical, Inc. while Senko Medical Trading Co. carries both Encore's total joint and the remainder of the Encore trauma products.

         Encore strives to place its United States sales agents in sales territories whose populations contain significant concentrations of individuals over 55 years of age. As of December 31, 2001, Encore had independent sales agents selling either reconstructive products, trauma products, spinal products or all of these systems, in 30 sales territories in 31 states of the United States. Sales agents are generally granted a contract with a term of one to five years. Agents are typically paid a sales commission based on the selling price of all products sold and are eligible for bonuses if sales exceed certain preset objectives. Each of Encore's sales agents is assigned an exclusive sales territory. In some cases, sales agents may sell non-competing and/or complimentary lines of orthopedic products manufactured by other companies. Encore provides its agents with product inventories on consignment for their use in marketing Encore products and for filling customer orders.

Soft Goods Division
-------------------

         The orthopedic soft good products are sold primarily to clinicians through third party distributors. These distributors include large, national third party distributors such as Allegiance Healthcare, Owens & Minor, Inc., McKesson/HBOC, The Burrows Company, and PSS World Medical Inc., regional medical/surgical distributors and medical product buying groups, which consist of distributors who make purchases or hospitals that make purchases through the buying groups. These distributors generally resale the soft good products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. In addition, the Company has entered into national contracts for soft good products to large healthcare providers and buying groups, such as AmeriNet, U.S. government/military hospitals, HealthSouth Corporation, Concentra and Consorta. Under these contracts, Encore provides discounted pricing to the buying groups and are generally designated as one of several preferred purchasing sources for the members of the buying group for specified products. However, all the members are not obligated to purchase the Company's products.

Rehabilitation Equipment Division
---------------------------------

         Encore's rehabilitation products are currently marketed and sold through a worldwide network of over 5,000 distributors. These distributors sell the Chattanooga Group branded products to a variety of healthcare professionals including physical therapists, athletic trainers, chiropractors and sports medicine physicians. Except for distributors outside of the United States, the Chattanooga Group does not maintain formal distribution contracts. In addition, no one distributor accounts for more than 3.5% of total sales. Distributors purchase product from Chattanooga Group at discounts which vary from 30-50% off of a published list price. The Chattanooga Group maintains an aggressive internal marketing and sales support program which supports the dealer network. This is comprised of a group of individuals who provide dealer and end-user training, develop promotional materials, and attend over 30 trade shows each year.

Affiliated Surgeons
-------------------

         The sale of implants depends a significant extent on the prescription and/or recommendation of such products by orthopedic surgeons and other sports medicine professionals. Encore has developed and maintained close relationships with a number of widely recognized orthopedic surgeons who assist in product research, development and marketing. These professionals often become product champions, speaking about the Company's products at medical seminars, assisting in the training of other professionals in the use and implantation of these products and provide the Company with feedback on the industry's acceptance of Encore's products. The failure of our existing implants to retain the support of these surgeons and specialists could have a material adverse affect on the business, financial conditions and results of operations.

         A key aspect in Encore's development, marketing and sale of its implant products is the use of designing and consulting surgeons. Each major product is supported by several designing surgeons who assist Encore not only with the design of the product, but who also give demonstrations using the product, assist in developing marketing materials and participate at symposia addressing both clinical and economic aspects of the product. The designing surgeons working on a product are compensated with a royalty, which is typically split among the group members. The designing and consulting surgeons may also receive stock options. Encore has encouraged interaction among the surgeons with visits to designing surgeons' institutions (e.g., viewing surgeries, training meetings and regional workshops) by attempting to regionalize the designing surgeon groups. Encore also has established relationships with consulting surgeons, who perform various consulting services for Encore. Such services include conducting clinical studies on various products, analysis of economic issues relating to use of the products, establishment of protocols for use of the products and participation at various symposia. Current consulting surgeons do not receive royalty payments but may be granted stock options under the 1997 Surgeon Advisory Panel Stock Option Plan. Consulting surgeons are also occasionally paid consulting fees for their services to Encore in support of Encore products.

Research And Development
------------------------

         Encore conducts a number of research and development programs at its facilities in Austin, Texas and in Chattanooga, Tennessee. Such activities are focused on making improvements to existing products, developing new products using new materials and surgical applications and obtaining regulatory approval to market products in the United States and around the world.

         The Company's future success and the ability to grow its revenues and earnings require the continued development or licensing of new products and the enhancement of existing products. EMC may not be able to continue to develop successful new products and enhance existing products, obtain regulatory clearances and approval of such products, market such products in a commercially viable manner, or gain market acceptance for such products. The failure to develop or license and market new products and product enhancements could have a material adverse effect on the Company's business, financial conditions and results of operations. In addition, competitors may develop new medical procedures, technology or products that are more effective than the ones the Company has or that would render its technology or products obsolete or uncompetitive, which could have a material adverse effect on EMC.

Competition
-----------

         The market for orthopedic products is highly competitive and is dominated by a number of large companies, each of which have research and development, sales, marketing and manufacturing capabilities greater than those of EMC. These competitors also feature a wider range of product offerings than Encore, and many have the endorsement of leading orthopedic surgeons for their products. The Company's competitors include a few large, diversified general orthopedic product companies and numerous smaller niche companies. Some of our competitors are parts of corporate groups that have significantly greater finance, marketing and other resources than the Company does. Accordingly, EMC may be at a competitive disadvantage with respect to those competitors. Our primary competitors in the implant business include Johnson & Johnson DePuy, Stryker, Zimmer Holdings, Inc., Biomet, Inc., Smith & Nephew, and Sulzer Medica, Inc. Our primary competitors in the soft good products segment include DeRoyal Industries, dj Orthopedics, Inc., and Zimmer Holdings, Inc. Our primary competitors in the rehabilitation marketplace include Dynatronics, Smith & Nephew, and Mettler Electronics.

         In the last ten years, new technologies and product concepts have been introduced into the orthopedic market at a rapid rate, often before prior technologies and concepts have been fully integrated. Many of Encore's competitors have entered into various agreements and joint ventures with other companies to develop innovative products for the industry. Furthermore, most orthopedic product companies are attempting to develop new implant surfaces to enhance bone ingrowth. In addition they are experimenting with new materials such as biologics and ceramics. It is the opinion of Encore's management that this evolution in high technology products will continue for the foreseeable future.

         In addition to the race for technology, orthopedic product companies must now devote attention to the prices of their products. Price has become increasingly important as a competitive factor, due particularly to governmental and third party payors' adoption of prospective payment systems. Thus, although Encore's management believes that the design and quality of its products compare favorably with those of its competitors, should Encore be unable to offer products with the latest technological advances at competitve prices, its ability to successfully compete with its competitors could be materially and adversely affected. Currently, Encore competes favorably on price with most of its competitors.

Manufacturing
-------------

         Encore uses both in-house manufacturing capabilities and relationships with third-party vendors to supply products. The third-party vendors may have special manufacturing capabilities (e.g., casting, forging, porous coating or sterilization), may be able to supply needed labor at a competitive rate, or may be general suppliers of finished components. With the exception of those vendors supplying special capabilities, the choice of in-house or vendor supply is based on available in-house capacity, lead time control, and cost control.

         Encore's in-house capacity for its Implant Division includes CNC machine tools, belting, polishing, cleaning, packaging and quality control. Encore obtained ISO 9001 qualification and Medical Device Directive "CE" certification for this division in 1996. At present, the machining capacity is used to produce about 75% of the implant units; third party manufacturers produce the remainder. The primary raw materials used in the manufacture of Encore's reconstructive products are cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene. Encore has alternate sources for all of its vendors and suppliers and believes that adequate capacity exists at its suppliers to meet all anticipated needs. All implants and instruments go through in-house quality control, cleaning and packaging operations. Quality control measures begin with an inspection of all raw materials and castings to be used. Each piece is appropriately inspected at intervals during the manufacturing process. As a final step, products pass through a "clean room" environment designed and maintained to reduce product exposure to particulate matter.

         For the OSG Product division, Encore has entered into a contract manufacturing relationship with a third party supplier in Mexico to supply the labor component necessary to assemble and finish the soft goods products that Encore sells. Encore supplies the raw materials and equipment necessary to make the products. This vendor employs the laborers and manages the assembly process, under Encore supervision.

         Encore's Chattanooga Group division manufactures products which account for 80% of its revenues. These products are produced in manufacturing facilities located in Chattanooga, Tennessee. Chattanooga's facilities are capable of producing products which require metal fabrication, powder coating, electronic assembly, mechanical assembly, wood working, sewing and a variety of other processes. The Chattanooga Group is ISO 9001 certified. Manufacturing planning is accomplished through a state of the art IBM AS400, and Computer Associates PRMS material requirement planning software.

         EMC currently has no manufacturing operations in any foreign country other than Mexico. The cost of transporting products to foreign countries is currently borne by the Company's customers, who are also often required to pay foreign import duties on the products. As a result, the cost of these products to customers who use or distribute them outside the United States is often greater than products manufactured in that country. In addition, foreign manufacturers of competitive products often receive various local tax concessions which lower their overall manufacturing costs. In order to compete successfully in international markets, the Company may be required to open or acquire manufacturing operations abroad, which would be costly to implement and would increase the exposure to the risks of doing business in international countries. If the Company were to do this, EMC may not be able to successfully operate off-shore manufacturing operations, which could have a material adverse effect on its international operations or on its business, financial condition and results of operations.

Intellectual Property
---------------------

         EMC holds a number of United States and foreign patents. The quantity of intellectual property owned by EMC significantly increased as a result of the CGI acquisition and the purchase of the OSG Products from Kimberly-Clark. It has approximately twenty-two (22) exclusive patents, which protect Encore both in the United States and in several foreign countries. Encore has forty-seven (47) trademarks registered in the United States, a number of which are also registered in countries around the world, such as Germany, Switzerland, Austria, China, Japan, Australia, and/or the European Community. Encore also depends on numerous unregistered trademarks, some of which have been submitted for registration in the United States and foreign countries. In the future, Encore will apply for such additional patents and trademarks as it deems appropriate. However, the Company cannot guarantee that its existing or future patents, if any, will afford it adequate protection, whether any of its existing patent applications will result in issued patents, or whether its patents will not be circumvented or invalidated. Finally, Encore relies on non-patented proprietary know-how, trade secrets, process and other proprietary information, which it protects through a variety of methods, including confidentiality agreements and proprietary information agreements. However, these methods may not provide the Company with adequate protection. Its proprietary information may become known to, or be independently developed by, competitors, or EMC's proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

         The Company has distribution rights to certain products that are manufactured by others and hold licenses from third parties to utilize selected patents, patents pending and technology utilized in the design of some of the Company's existing products and products under development. Currently the revenues from these distribution agreements and licenses represent a small portion of the Company's net revenue. However, if any of the distribution agreements were terminated or if the Company lost any of these licenses, the Company would not be able to manufacture and/or sale related products, which could have an adverse affect on its future business, financial conditions and results of operations.

Government Regulation
---------------------

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

         Under the Food, Drug and Cosmetic Act, as amended, medical devices are classified into one of three classes depending on the degree of risk imparted to patients by the medical device. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with Quality System Regulations ("QSRs"), facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require pre-market review and clearance by the FDA through the 510(k) Premarket Notification process described below. Class II devices are subject to General Controls, as well as premarket demonstration of adherence to certain performance standards or other special controls as specified by the FDA. Premarket review and clearance by the FDA is accomplished through the 510(k) Premarket Notification procedure. In the 510(k) Premarket Notification procedure, the manufacturer submits appropriate information to the FDA in a Premarket Notification submission. If the FDA determines that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another similar commercially available device subsequently cleared through the 510(k) Premarket Notification process, it will grant clearance to commercially market the device. It generally takes three to six months from the date of submission to obtain clearance of a 510(k) Premarket Notification submission, but the process may take longer. If the FDA determines that the device, or its "labeled" intended use, is not "substantially equivalent," the FDA will automatically place the device into Class III.

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

         When a manufacturer believes that sufficient pre-clinical and clinical data has been generated to prove the safety and efficacy of the new device or new intended use, it may submit a PMA application to the FDA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but the process may take significantly longer. In approving a PMA application, the FDA may also require some form of post-market surveillance whereby the manufacturer follows certain patient groups for a number of years, making periodic reports to the FDA on the clinical status of those patients. This helps to ensure that the long-term safety and effectiveness of the device are adequately monitored for adverse events. Most pre-amendment devices (those marketed prior to the enactment of the Medical Device Amendment of 1976) are, in general, exempt from such PMA requirements, as are Class I and Class II devices.

         Encore's products include both pre-amendment and post-amendment Class I, II and III medical devices. All currently marketed devices hold the relevant exemptions or premarket clearances or approvals, as appropriate, required under federal medical device law.

         Encore's manufacturing processes are also required to comply with QSR regulations that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of Encore's products. Further, Encore's facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA or other agencies. Failure to comply with applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA to grant future pre-market clearances or approvals, withdrawals or suspensions of current clearances or approvals and criminal prosecution. There are currently no adverse regulatory compliance issues or actions pending with the FDA, and no FDA QSR audits conducted at Encore's facilities have resulted in any adverse compliance enforcement actions.

         Encore must obtain export certificates from the FDA before it can export certain of its products and is subject to regulations in many of the foreign countries in which it sells its products. These include product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to Encore's devices and products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require Encore's products to be qualified before they can be marketed in those countries. To date, Encore has not experienced any difficulty in complying with these regulations. Encore has also implemented policies and procedures allowing it to position itself for the changing international regulatory environment. The ISO 9000 series of standards has been developed as an internationally recognized set of guidelines that are aimed at ensuring the design and manufacture of quality products. A company that passes an ISO audit and obtains ISO registration becomes internationally recognized as well run and functioning under a competent quality system. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 series certification, which is in some ways analogous to compliance with the FDA's QSR requirements. The European Community promulgated rules requiring medical products to receive a CE mark by mid-1998. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements. ISO 9000 series certification is one of the prerequisites for CE marking for most of Encore's products. ISO 9001 is the highest level of ISO certification, covering both the quality system for manufacturing, as well as the quality system for product design controls. Encore has received an ISO 9001 certification and "CE" certification for its implant products and the Chattanooga Group division has received ISO 9001 certification and "CE" certification for the rehabilitation equipment products.

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

         To date the Company has not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws. However, because of the far-reaching nature of these laws, the Company may be required to alter one or more of its practices to be in compliance with these laws. Health care fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statue has been violated. Any violations of these laws could result in a material adverse effect on the Company's business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, the Company may have to change its business practices or its existing business practices could be challenged as unlawful, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees
---------

         As of March 15, 2002, the Company had approximately 415 employees. The Company's workforce is not unionized. It is not experiencing strikes or work stoppages and management considers its relationship with its employees to be good.

Item 2.  Properties

         Encore owns two pieces of real property in Chattanooga, Tennessee. These are a 160,000 square foot facility that houses the corporate headquarters and principal manufacturing operations of the Chattanooga Group, as well as a 60,000 square foot building that houses additional manufacturing operations for the Chattanooga Group. Encore leases an approximately 70,000 square foot facility in Austin, Texas for its corporate headquarters, manufacturing facilities and warehouse for its business operations. This lease is a 10-year lease that commenced on April 1, 1997, with the option to renew for five years and with an option to terminate the lease after 5 years upon the payment of the unamortized leasehold improvement costs. The Company's monthly lease payments are approximately $45,755, for an annual lease payment of approximately $549,060, which amounts do not include the Company's share of applicable common area maintenance, property taxes and public utility charges. Encore also leases two other smaller warehouse facilities in the same general area of Austin for excess warehousing operations related to the OSG Products division business lines. These total 26,500 square feet (16,500 and 10,000). The larger of the two warehouses is on a renewable six-month lease, while the smaller is on a month-to-month rental.

Item 3.  Legal Proceedings

         In the fall of 2001, Encore began a number of legal proceedings against Akthea S.A.R.L. ("Akthea"), its former distributor in France. The nature of the claims revolve around monies that were not paid to Encore by Akthea in connection with the distribution agreement and lease agreement that were entered into by the parties. The cases by Encore were filed in both United States District Court in Texas related to the lease agreement issues, and with the International Chamber of Commerce Arbitration Panel in London related to the distribution agreement issues. On February 25, 2002, Encore was awarded a judgment against Akthea in connection with the United States District Court case in the amount of $377,000. The International Chamber of Commerce Arbitration case is in the process of appointing arbitrators and scheduling arguments. In partial response to these actions, Akthea has brought suit against Encore, along with Endo Plus France S.A.R.L., Plus Endoprothetik AG and Plus Endoprothetik GmbH, in Commercial Court located in Nanterre, France, alleging, as best as can be determined, that the defendants have conspired to introduce into commerce in France implants which combine the products of Encore and Plus and hence have caused a risk of injury to the French public, as well as have violated the exclusivity provisions of the Distribution Agreement between Encore and Akthea. Encore is vigorously challenging the facts, conclusions and jurisdiction of the French case and has requested that this case be stayed until such time as the International Chamber of Commerce Arbitration case is resolved.

         Chattanooga Group, Inc. is the subject of the Department of Commerce ("DOC") investigation of its export practices with respect to (i) unlawfully trading with an embargoed country, and (ii) unlawfully preparing export documentation. This investigation is based in part on allegations to the DOC made by a former CGI export department clerk (who is awaiting trial for theft of CGI property). These allegations resulted in the DOC executing a search warrant at CGI on or about May 31, 2001. Independent counsel for CGI has reviewed the data obtained by the DOC, as well as additional information provided to it by CGI. Based on their review, it appears that none of the chief executive officer, chief financial officer or any member of the board of directors of CGI had any prior or contemporaneous knowledge of intentional mislabeling of export documents or the unlicensed shipment of CGI products to an embargoed country. It also appears that this activity, to the extent that it did occur, was minimal in scope and occurred prior to the summer of 2000, which was the first time that anyone from the DOC visited CGI in connection with potential export irregularities. To the extent that there are monetary fines or legal expenses, the sellers of the stock of Chattanooga have agreed to indemnify the Company to the extent that such fines or expenses are greater than the amount that was accrued on the financial statements of Chattanooga Group, Inc. as of the date of the acquisition.

         During the year 2000, Encore was a defendant in a lawsuit styled Wright Medical Technology, Inc. v. Encore Orthopedics, Inc., et al., C. A. No. 99CV4900(SSB), filed in the United States District Court of New Jersey. In this case, Wright alleged that Encore tortuously interfered with certain of Wright's contractual relationships and conspired to cause a former Wright sales person to breach its contract with Wright. This case was settled without any admission of liability in October 2000. Concurrently with the settlement, Encore entered into an exclusive supply and distribution agreement with Wright covering the WRIGHTLOCK(R) spinal product line. Encore purchased a certain amount of stocking inventory and gained the worldwide exclusive rights to distribute this product line. In addition, Encore acquired certain rights to intellectual property related to the product line. Encore recognized a charge of $700,000 during the fourth quarter of 2000 related to the impairment of this intellectual property.

         The manufacturing marketing of orthopedic medical products entails risk of product liability. From time to time Encore has been subject to product liability claims. In the future, the Company may again be subject to additional product liability claims, which may have a negative impact on its business. The existing product liability insurance coverage may be inadequate to protect the Company from any liabilities it might incur. If a product liability claim or series of claims is brought against the Company for uninsured liabilities which are in excess of the insurance coverage, the business could suffer. In addition, as a result of a product liability claim, the Company may have to recall some of its products, which could result in significant cost to it. The Company currently carries product liability insurance in an amount of $30 million, a level which it considers adequate. However, there is no assurance that such amounts can continue to be carried at a reasonable premium or that such amounts are adequate for any future possibility.

Item 4.  Submission of Matters to a Vote Of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         EMC's Common Stock and $5 Warrants are traded on the NASDAQ National Market System under the symbols "ENMC" and "ENMCW," respectively. The following tables set forth for the periods indicated the high and low sales prices of EMC's Common Stock and $5 Warrants as reported on the NASDAQ National Market since January 1, 2000:

                                      Common Shares        $5 Warrants
                                      -------------        -----------
                                   High       Low        High        Low
                                   ----       ---        ----        ---
   2001
   First Quarter                  $2.06     $1.13       $0.50      $0.16
   Second Quarter                 $1.98     $0.95       $0.42      $0.15
   Third Quarter                  $2.00     $1.33       $0.45      $0.11
   Fourth Quarter                 $3.65     $1.33       $0.54      $0.14

   2000
   First Quarter                  $4.46     $2.00       $1.63      $0.31
   Second Quarter                 $3.13     $1.88       $0.75      $0.38
   Third Quarter                  $2.50     $1.56       $0.44      $0.31
   Fourth Quarter                 $2.63     $1.38       $0.44      $0.13


         As of March 15, 2002, EMC had approximately 87 shareholders of record of EMC's Common Stock. There are in excess of 1,400 beneficial owners of EMC's Common Stock. As of March 15, 2002, EMC had approximately 12 shareholders of record of EMC's $5 Warrants. There are in excess of 250 beneficial owners of EMC's $5 Warrants.

         On June 12, 2001, EMC issued 132,353 shares of Series A Preferred Stock in connection with an offering at $102.00 per share for an aggregate purchase price of $13.5 million. The 132,353 shares of Series A Preferred Stock are immediately convertible into 13,235,300 shares of the Company's common stock. The holders of the Series A Preferred Stock have the right to designate up to two individuals to serve on the Company's Board of Directors. Each share of Series A Preferred Stock is entitled, for all matters except the election of directors, to one vote for each share of Common Stock into which such share of

Series A Preferred Stock is then convertible. Shares of Series A Preferred Stock bear non-cumulative dividends at a rate of 8% per annum if declared by the Company. The holders of Series A Preferred Stock are entitled to certain other rights that are more expansive than the rights of the holders of common stock which are detailed in the Amended and Restated Series A Preferred Stock Purchase Agreement dated as of May 3, 2001 between EMC, the Galen Entities and the other purchasers of the Series A Preferred Stock. Issuance costs associated with the sale of Series A Preferred Stock amounted to $660,000. As a result of the sale of the Series A Preferred Stock, of which 87% was acquired by the Galen Entities (defined below), the Company now has a single stockholder who can substantially influence the outcome of all matters voted upon by stockholders and prevent actions that other stockholders may view favorably. The Galen Entities will be able to substantially influence all matters requiring stockholder approval, except for the election of directors, including the approval of significant corporate transactions, such as acquisitions, and to block an unsolicited offer to purchase EMC and other matters requiring a supermajority vote of stockholders. This concentration of ownership could delay, defer or prevent a change in control of the Company or impede a merger, consolidation, takeover or other business combination which other stockholders may otherwise view favorably.

         On February 8, 2002, in connection with the financing necessary for the acquisition of Chattanooga Group, Inc., EMC issued a warrant to CapitalSource Holdings LLC (a related entity to CapitalSource Finance LLC, the entity that provided a significant portion of the acquisition financing), pursuant to which CapitalSource Holdings LLC has the right to acquire for a period of five years up to an aggregate of 2,198,614 shares of common stock of the Company (the "CS Warrants") (constituting 8.25% of the issued and outstanding common stock (calculated on a fully diluted, as converted basis, determined using the treasury stock method) of EMC as of February 8, 2002). The number of shares of common stock that may be acquired under the CS Warrants is initially 2,150,000. In the event that EMC obtains the approval of its stockholders, as is required in order to comply with NASDAQ Marketplace Rule 4350(i)(1)(D), prior to July 1, 2002, the number of shares that may be acquired under the CS Warrant will be increased to 2,198,614. If that approval is not obtained, then EMC would be obligated to pay CapitalSource a fee equal to the greater of (i) $324,255.38 and
(ii) the product of 48,614 multiplied by the per share fair market value of EMC's common stock as of July 1, 2002.

Item 6.  Selected Financial Data

         The following sets forth selected financial data with respect to the Company for the periods indicated. The data as of December 31, 2001, 2000, 1999, 1998 and 1997 and for each of the five years in the period ended December 31, 2001, have been derived from EMC's audited historical consolidated financial statements. The selected financial data should be read in conjunction with the financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                          Year Ended December 31,
                                                                          ----------------------
(in thousands, except per share data)                 2001          2000          1999        1998          1997
                                                      ----          ----          ----        ----          ----
Statement of Operations Data
Sales                                                 $ 42,721    $ 30,113       $26,095     $28,990      $24,440
Gross margin                                            24,869      15,130        17,902      19,408       16,504
Income (loss) from operations                            1,649      (4,009)        3,015       3,201        2,500
Income (loss) before extraordinary item                    548      (3,263)        1,619       1,777        1,857
Net income (loss)                                          548      (3,263)        1,619       1,777        1,259
Beneficial conversion feature related to
     Series A Preferred Stock                           (3,706)          -             -           -            -
Net income attributable to common stock                 (3,158)     (3,263)        1,619       1,777        1,259
Basic earnings (loss) per common share                   (0.34)       (.36)         0.18        0.20         0.16
Shares used in computing basic earnings
     (loss) per share                                    9,355       8,990         9,117       9,088        8,033
Diluted earnings (loss) per share                        (0.34)       (.36)         0.16        0.17         0.12
Shares used in computing diluted earnings
     (loss) per share                                    9,355       8,990        10,219      10,611       10,253

Balance Sheet Data
Working capital                                       $ 21,861    $ 20,850       $20,680     $17,954      $14,682
Total assets                                            51,662      38,494        36,915      30,556       25,721
Current portion of note payable and
      long-term debt                                     9,975       3,232           734       1,265          612
Long-term debt, less current portion                     2,851      13,750        12,047       5,603        3,244
Stockholders' equity                                    32,177      17,820        21,074      19,824       18,024

Other Data (see fn. 9 to Financial Statements)
Basic earnings (loss) per common share
     prior to beneficial conversion feature               0.06        (.36)         0.18        0.20         0.16
Shares used in computing basic earnings
     (loss) per share prior to beneficial
     conversion feature                                  9,355       8,990         9,117       9,088        8,033
Diluted earnings (loss) per share prior to
     beneficial conversion feature                        0.03        (.36)         0.16        0.17         0.12
Shares used in computing diluted earnings
     (loss) per share prior to beneficial
     conversion feature                                 17,517       8,990        10,219      10,611       10,253

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes for those financial statements as well as the other financial data included elsewhere in this Form 10-K.

Basis of Presentation

         This Form 10-K is dated as of March 15, 2002 and will, except for the audited financial statements and the notes which are an integral part of such financial statements, reflect the status of EMC as of that date. The audited financial statements and accompanying notes will reflect the status of EMC as of December 31, 2001. Therefore, the narrative portion of the Form 10-K will include the recently acquired business, assets, liabilities and operations of Chattanooga Group, Inc.

         In connection with the acquisition of Chattanooga Group, Inc., and for purposes of efficiency and state tax minimization, Encore Orthopedics, Inc. was converted on February 7, 2002, from a Delaware corporation to a Delaware limited partnership. It has two partners, Encore Medical GP, Inc. ("EGP") and Encore Medical Asset Corporation ("EMAC"), the general partner and limited partner, respectively. Both of these corporations are wholly owned subsidiaries of Encore Medical Corporation. All of the assets, liabilities, operations and financial results will be consolidated in the financial statements of EMC. Prior to February 7, 2002, neither EGP or EMAC has any operations. On March 1, 2002, Chattanooga Group, Inc. was merged into and with Encore Medical, L.P. Encore Medical, L.P. being the surviving entity.

Critical Accounting Policies and Estimates

         Management's discussion and analysis of financial condition and results of operations is based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to inventory, accounts receivable, deferred taxes, and contingencies and litigation. EMC bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, proposes a new requirement that all public companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the Consolidated Financial Statements included elsewhere in this report includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

         In addition, the Securities and Exchange Commission recently released Financial Reporting Release No. 61, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

         We apply the following critical accounting policies in the preparation of our financial statements:

Inventory Reserves
------------------

         The nature of EMC's implant business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. EMC records inventory at the lower of cost or market, with cost based upon average actual cost. General inventory reserves are maintained for the possible impairment of the inventory for such issues as slow moving, excess, product obsolescence and valuation. In determining the adequacy of its reserves, at each reporting period EMC analyzes the following, among other things:

         1.  Current inventory quantities on hand;
         2.  Product acceptance in the marketplace;
         3.  Customer demand;
         4.  Historical sales;
         5.  Forecasted sales;
         6.  Product obsolescence; and
         7.  Technological innovations.

         Any modifications to EMC's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management.

Revenue Recognition
-------------------

         The Company's products are sold through (i) a network of sales representatives and foreign implants distributors, and (ii) through large medical/surgical product distributors. Revenues from sales made by representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure and a purchase order is received. Revenues from sales to foreign customers are recorded when the product is shipped to the customer. The foreign implant distributors, who sell the products to other customers, take title to the products, have no special rights of return, and assume the risk for credit and obsolescence. For the OSG Products, sales are recorded at the time the product is shipped to the customer.

         EMC must make estimates of potential future product returns and rebates related to current period product revenue. To do so, management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of EMC's products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns, rebates and other allowances in any accounting period.

Allowance for Doubtful Accounts
-------------------------------

         EMC must make estimates of the uncollectibility of accounts receivables. In doing so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Deferred Tax Asset Valuation Allowance
--------------------------------------

         In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon EMC attaining future taxable income during the periods in which those temporary differences become deductible. Based upon management's projections of future taxable income and the periods and manner in which EMC's deferred tax assets will be available, management estimates that it is more likely than not that all of EMC's deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance at December 31, 2001.

General

         EMC is expanding to be a broad based, diversified medical products company that designs, manufactures and markets high quality medical products around the world. From its roots as an orthopedic implant company, it is broadening its focus into additional areas of orthopedic patient care and surgical products. It will accomplish this through internal growth and acquisitions targeted at profitable, well positioned companies that can allow it to build several platforms in the medical products industry. This strategy commenced during the last half of 2001 and has continued into 2002.

         EMC has only a single operating subsidiary. This company designs, markets and distributes orthopedic products and supplies. Its products are used primarily by orthopedic medical specialists to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and participation in sporting events. Encore's implant products cover a broad variety of orthopedic needs and include hip, knee and shoulder implants to reconstruct damaged joints, trauma products to reconstruct bone fractures, and spinal implants to aid in the repair of the spinal column. The Company has one of the broadest lines of orthopedic soft goods in the marketplace for non-surgical products that repair, regenerate and rehabilitate soft tissue and bone, and protect against injury. The Chattanooga Group division of Encore has a complete line of all items necessary for rehabilitation of orthopedic injuries, serving the needs of physical therapists, chiropractors and sports medicine professionals.

         On July 2, 2001, EMC purchased the OSG Products. On February 8, 2002, EMC purchased Chattanooga Group, Inc., a privately-held, Tennessee based provider of orthopedic rehabilitation equipment. CGI designs, manufactures and distributes around the world a wide range of rehabilitation products making it capable of providing turn-key clinics for orthopedic professionals.

         As a result of these activities, EMC offers three broad platforms of orthopedic products - implants, soft goods and rehabilitation equipment. These products provide solutions for patients and orthopedic professionals throughout the patient's continuum of care.

         Encore has invested in building a flexible infrastructure consisting of experienced personnel, business and management information systems, and floor space to provide the highest level of customer responsiveness at the lowest possible cost. The most current technology is employed to provide the visibility required throughout the Company to plan for and manage rapid growth.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

         Overall, 2001 was a positive year for EMC. The core business of implant sales grew, while the first acquisition, of the OSG Products, was accomplished. Total sales increased 42% over 2000 to $42,721,000 from $30,113,000. Implant product sales increased to $33,837,000 or 12% over the prior year. The Company focused on building its domestic sales force and, as a result, domestic implant sales increased 28% with every product line experiencing double-digit growth. Particularly strong was the increase in spinal product sales. Agents that were with Encore for the entire year showed strong increases over the prior year's sales. The OSG Products contributed $8,884,000 or 70% of the total increase. International sales decreased by 16.6%, which reflected the fall off of the European distributors as the change from the PLUS organization sales force to a different set of distributors was instigated.

         Gross margin increased by $9,739,000 or 64% compared to 2000. This increase was due, in part, to there being no additional charges for product rationalization, which in 2000 amounted to $4,203,000. OSG Products contributed $2,950,000 to gross margin and the gross margin for implants increased by $2,586,000, excluding the additional charge in 2000, or 13%. Gross margin as a percent of sales for 2000 without the inventory charge for product rationalization was 64%. Gross margin as a percent of sales declined from 64% in 2000 to 58% in 2001 due to sales mix, both geographical and product. Gross margin as a percent of sales for implants and soft goods were 65% and 33% respectively, for a consolidated 58%.

         Research and development expenses decreased by $46,000, or 3%, primarily due to the approval of products in late 2000 and early 2001, such as the Keystone(R) Modular Hip System and the Metal/Metal Acetabular Hip System. The decline is also due to the timing of expenditures for current projects. Current activities include the design of a new revision shoulder, a universal hip stem, and a new total knee system. Clinical studies are continuing on a mobile bearing knee product, the ceramic/ceramic acetabular hip system and a ceramic femoral knee component.

         Selling, general, and administrative expenses increased $4,505,000 or 29% compared to 2000. This was due in part to commissions and royalties paid on increased implant sales, incentive, amortization of intangibles, professional fees, relocation expense and contract services. Additionally, expenses related to the OSG Products also contributed to the total increase. However, as a percent of sales, selling, general and administrative expenses decreased to 46% compared to 51% of sales in 2000.

         Additional charges of $1,623,000 and $2,001,000 were taken in the second quarter of 2001 and the fourth quarter of 2000, respectively, which related to specific items that are not part of the normal selling, general and administrative, or research and development expenses, the components of which are summarized as follows:

                                                                  For the Year Ended December 31,
                                                                      2001               2000
                                                                      ----               ----
              Impairment of intangibles                            $     -            $   700
              Post retirement benefits for former employees              -                439
              Provision for doubtful accounts                            -                383

              Legal settlement charges                                 535                  -
              Compensation expense associated with stock
                   option exchange program                             917                  -
              Other                                                    171                479
                                                                   -------            -------
              Total                                                $ 1,623            $ 2,001
                                                                   =======            =======

         The most significant charge in 2001 related to an exchange of certain outstanding options for stock. Approximately 1.9 million options were cancelled and approximately 600,000 shares were issued to the senior management of EMC. The total charge taken for this exchange approximated $917,000, the cash impact of which was $419,000. The $535,000 in legal settlement charges in 2001 related to the settlement of the lawsuit brought by one of EMC's stockholders in an attempt to stop the issuance of the Series A Preferred Stock. $125,000 of this expense was a cash expense. Finally, there was a $171,000 charge for compensation expense associated with a cashless exercise of options by a former employee.

         Operating income increased from a loss of $4,009,000 to income from operations of $1,649,000. Prior to the effect of the additional charges in 2001 and 2000, as well as the additional inventory reserves of $4,203,000 taken in 2000, operating income in 2001 increased 49% from $2,195,000 in 2000 to $3,272,000 in 2001.

         Interest expense decreased $47,000 in 2001 to $1,299,000 as compared to 2000. This decrease reflects both lower interest rates on the revolving credit facility of EMC and a decreasing amount outstanding on that revolving credit facility. As a result of the increases in sales, and the lower spending levels, overall, net income for 2001 was $548,000 as compared to a net loss in 2000 of $3,263,000.

         On June 12, 2001, the stockholders of the Company approved the issuance of 132,353 shares of Series A Preferred Stock at $102.00 per share for an aggregate purchase price of $13.5 million. The 132,353 shares of Series A Preferred Stock are immediately convertible into 13,235,300 shares of the Company's common stock. Issuance costs associated with the sale of Series A Stock amounted to $660,000. In connection with the issuance of Series A Preferred Stock in June 2001, because the stock is immediately convertible into common stock of Encore at the holder's option at a conversion price of $1.02 per share, which was below the per share closing price of the Company's common stock on the date of the issuance of the Series A Preferred Stock, EMC recorded a charge to net income available to common stockholders of $3,706,000 representing the fair value of the beneficial conversion feature of the Series A Preferred Stock.

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

         Sales of reconstructive devices, knees, hips, and shoulders, each showed a significant increase in sales in 2000 when compared to 1999. Knee sales increased 10% over the prior year, hip sales increased 20% over the prior year, and shoulder sales increased 11% over the prior year. This was a result of several agents showing stronger sales year over year and the introduction of revision hips products.

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

         Selling, general and administrative expenses increased by $2,104,000 or 16% over 1999. A portion of this increase came from an increase of commission and royalty expenses related to higher sales. Additional increases in selling expenses related to national sales meeting and surgeon meetings which had not been held in prior years.

         Research and development expenses increased by $147,000 over the amount spent in 1999. This represents an increase of 9%. Significant activities undertaken during the year resulted in the Keystone(R) Modular Hip System being approved by the FDA during 2000, as well as a number of IDE clinical studies being conducted. Additionally, several products are in the process of being developed.

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

         Interest expense increased by $369,000 in 2000 compared to 1999. This was due to a full year of interest expense related to the notes incurred in the acquisition of BTI, whereas only nine months of interest expense was incurred during 1999 related to these notes. In addition, the average amount outstanding on the line of credit during 2000 was greater than the average amount outstanding during 1999.

         The total effect of the increase in sales, offset by the increase in expenses as well as the charges to inventory reserves and other charges outlined above resulted in EMC having a net loss for the year of $3,263,000.

Capital Expenditures

         Encore has spent a significant amount of its resources over the past several years on building a state-of-the-art, fully integrated orthopedic implant company. These expenditures have included the investment in surgical instrumentation, machine tools to increase manufacturing capacity, computer hardware and software, and equipment required to support a growing organization. Over the last several years, Encore has acquired machine tools primarily through capital leases. Encore has made significant investments in surgical implant instrumentation; which is necessary to implant Encore reconstructive products. Also, the size of the sales force and the increases in the product lines has necessitated increases in the need for additional surgical implant instruments. In the United States, these instruments are capitalized and depreciated. They are used by the sales force to aid in sales. Internationally, these instruments are sold or leased to international customers. The amounts of surgical implant instruments capitalized in 2001, 2000 and 1999 were $1,934,000, $1,280,000 and $1,373,000, respectively. Other capital expenditures during those periods were $114,000, $414,000 and $731,000, respectively. Additionally, Encore acquired $1,266,000 of equipment in connection with the acquisition of the OSG Products on July 2, 2001. Encore has capitalized $657,000 primarily in warehouse equipment and computer equipment and software to set up information systems, network and warehousing capabilities related to OSG Products.

         As a growing organization, Encore has devoted significant capital resources to expanding and improving its management information systems through additions of hardware and software. The expenditures for these computer expansions and improvements were approximately $619,000 in 2001, $194,000 in 2000, and $249,000 in 1999.

Liquidity

         Since inception, EMC has financed its operations through the sale of equity securities, borrowings and cash flow from operations. As of December 31, 2001, the Company had available to it a $10.5 million revolving credit facility (the "Prior Credit Facility"). As of December 31, 2001, the Company had drawn approximately $6.6 million and the Company was in compliance with all of the financial covenants of the Prior Credit Facility.

         During 2001, operating activities provided cash and cash equivalents of $8.8 million primarily due to a decrease in inventory, an increase in accounts payable and accrued liabilities, and net income adjusted for depreciation and amortization.

This compares favorably to 2000 when operating activities used cash and cash equivalents of $2.9 million. EMC's continued growth has resulted in an increase in its capital requirements. This growth has been primarily funded by the Prior Credit Facility, the Credit Agreement (as defined below), cash generated from operations to meet its working capital needs and the sale of equity. As of December 31, 2001, EMC had net working capital of approximately $22 million.

         In June 2001, EMC raised $12.8 million, net of issuance costs of $660,000, in connection with the sale of Series A Preferred Stock. The purpose of raising this money was to fund acquisitions EMC had previously announced it was pursuing. The first of these acquisitions was completed on July 2, 2001, with the purchase of the OSG Products from Kimberly-Clark Corporation.

         In order to finance the acquisition of Chattanooga Group, Inc., EMC and its subsidiaries entered into a new Credit Agreement (the "Credit Agreement") dated as of February 8, 2002 with Bank of America, National Association, as agent, and the lenders signatory thereto, for a maximum borrowing capacity of up to $30,000,000, subject to limitations based upon EMC's Borrowing Base, as defined (the "Senior Credit Facility"), pursuant to the Credit Agreement. EMC and its subsidiaries executed various security documents in order to secure the financing under the Credit Agreement, including security agreements, a mortgage, guaranty agreements, a copyright security agreement, patent security agreements, trademark security agreements and various Uniform Commercial Code financing statements. As of February 8, 2002, EMC had borrowed approximately $18,000,000 under the Credit Agreement, with the availability (based upon the current Borrowing Base) of approximately an additional $2,700,000 to borrow for working capital and general corporate purposes.

         Further, in order to finance the acquisition of Chattanooga Group, Inc., EMC and its subsidiaries entered into a Note and Equity Purchase Agreement (the "Note Agreement") dated as of February 8, 2002 with CapitalSource Finance LLC, as agent and purchaser ("CapitalSource"), pursuant to which EMC sold $24,000,000 in senior subordinated notes (the "Senior Subordinated Notes") to CapitalSource. EMC and its subsidiaries executed various security documents in order to secure the financing under the Note Agreement, including security agreements, a mortgage, guaranty agreements, a copyright security agreement, patent security agreements, trademark security agreements and various Uniform Commercial Code financing statements. The security interests created by the security documents executed pursuant to the Note Agreement are junior and subordinate to the security interests created by the security documents executed pursuant to the Credit Agreement.

         In connection with the Note Agreement, EMC granted CapitalSource a warrant to purchase up to an aggregate of 2,198,614 shares of common stock of the Company (the "CS Warrants") (constituting 8.25% of the issued and outstanding common stock (calculated on a fully diluted, as converted basis, determined using the treasury stock method) of EMC as of February 8, 2002). The number of shares of common stock that may be acquired under the CS Warrant is initially 2,150,000. In the event that EMC obtains the approval of its stockholders, as is required in order to comply with NASDAQ Marketplace Rule 4350(i)(1)(D), prior to July 1, 2002, the number of shares that may be acquired under the CS Warrant will be increased to 2,198,614. If that approval is not obtained, then EMC would be obligated to pay CapitalSource a fee equal to the greater of (i) $324,255.38 and (ii) the product of 48,614 multiplied by the per share fair market value of EMC's common stock as of July 1, 2002.

         These debt arrangements contain operating and financial restrictions which may restrict EMC's business and financing activities. These debt agreements restrict EMC's ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations.

         Under the Note Agreement, if EMC generates less than certain amounts of earnings before interest, taxes, depreciation and amortization, then EMC would have the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6,000,000 aggregate principal amount of the senior subordinated notes. If EMC exercises this right, then a pro-rata portion of the CS Warrants (the "Conveyed Warrants") would be conveyed by CapitalSource to the Galen Entities (as defined below). In the event EMC does not choose to exercise this right, then three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the "Galen Entities"), have agreed to purchase the amount of senior subordinated notes that EMC has the right to prepay. The Galen Entities beneficially own approximately 51% of the outstanding shares of common stock (on an as-converted basis) of EMC. In the event the Galen Entities purchase any senior subordinated notes from CapitalSource, then upon such purchase, (a) those notes will automatically convert into additional shares of EMC's Series A Preferred Stock at a conversion price equal to the lower of (i) $150 per share or (ii) 50 times the greater of $1 or the trailing ten-day average closing price of the Company's common stock on the date of conversion, and (b) a pro-rata portion of the Warrants will also be conveyed by CapitalSource Holdings LLC to the Galen Entities. As an inducement for the Galen Entities to enter into the CapitalSource/Galen Agreement, EMC granted the Galen Entities options dated as of February 8, 2002 (the "Option Agreements") to acquire up to that number of shares of EMC common stock with a value equal to $6,000,000 at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of EMC's common stock on the date of exercise. If the Galen Entities choose to exercise their rights under the Option Agreements, then any Conveyed Warrants will automatically be terminated. Conversely, if the Galen Entities choose to exercise any Conveyed Warrants, then the Option Agreements will automatically be terminated. The Option Agreements will otherwise automatically terminate on the earlier of (i) the 30th day following the date the Galen Entities are no longer obligated to purchase any senior subordinated notes under the CapitalSource/Galen Agreement, (ii) the date the Galen Entities acquire any senior subordinated notes or (iii) August 15, 2003.

         While EMC's current forecast shows that the Company will be able to meet the financial covenants during 2002 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that the forecasts will prove accurate or that the bank's requirements will be able to be met. There exists the possibility that EMC will need to obtain additional equity financing, although there is no assurance as to the amount, availability or cost of such financing.

         In addition to the current restrictions and requirements contained in the current credit arrangements, EMC's significant debt level may limit its flexibility in obtaining additional financing and in pursuing other business opportunities. EMC's high degree of leverage could have negative consequences for it, including the following: (i) the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or financing may not be available to it on favorable terms; (ii) EMC will need a substantial portion of its cash flow to pay the principal and interest on its indebtedness, including indebtedness that it may incur in the future; (iii) payments on the EMC's indebtedness will reduce the funds that would otherwise be available for operations and future business opportunities; (iv) a substantial decrease in net operating cash flows could make it difficult for EMC to meet its debt service requirements and force it to modify its operations; (v) EMC's debt level may make it more vulnerable than its competitors to a downturn in either its business or the economy generally; and
(vi) since some of the debt has a variable rate of interest, it exposes EMC to the risk of increased interest rates.

         EMC began actively purchasing its equity securities, both common stock and $5 Warrants, in connection with the buyback program it announced at the beginning of 1998. This program was initiated because EMC management and the Board of Directors felt that EMC's equity was undervalued. EMC repurchased 43,500 and 185,200 shares of common stock in 2000 and 1999, respectively. EMC repurchased 81,500 $5 Warrants during 1999. Unrelated to the buyback program, in 2001 EMC acquired 180,000 shares of common stock of EMC from an entity related to the former Chairman of the Board of EMC and approximately 134,000 shares of common stock resulting from a cashless exercise of stock options. EMC did not repurchase any $5 Warrants during 2000 or 2001.

         EMC is exposed to certain market risk as part of its ongoing business operations. Primary exposure includes changing in interest rates. EMC is exposed to interest rate risk in connection with the term loans and borrowings under the Credit Agreement, which bears interest at floating rates based on the London Interbank Offered Rate ("LIBOR") or the prime rate plus an applicable borrowing margin. EMC manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. As of December 31, 2001, all of the debt on the Prior Credit Facility was a variable rate debt, while certain other debt of the Company was fixed rate debt. With the new financing incurred in connection with the acquisition of Chattanooga Group, Inc., all of the Senior Credit Facility is variable rate debt, while the Senior Subordinated Notes, while having the possibility for interest rate fluctuation, are structured so as to remain at no less than 13% interest and no more than 15% interest. EMC may use derivative financial instruments where appropriate to manage its interest rate risk. However, as a matter of policy, it does not enter into derivative or other financial investments for trading or speculative purposes. To date, it has entered into no derivate financial instruments. Currently and historically, all of the Company's sales have historically been denominated in U.S. dollars, and therefore the Company has not been subject to foreign currency exchange risks. However, as the Company begins to directly distribute its products in selected foreign markets, it is expected that future sales of these products in these markets will be denominated in the applicable foreign currencies, which would cause currency fluctuations to more directly impact its operating results.

Contractual Obligations and Commercial Commitments

At December 31, 2001, the aggregate amount of annual principal maturities of long-term debt (excluding capital lease obligations) of EMC is as follows (in thousands):

               Year Ended December 31,
                        2002                      $   9,786
                        2003                          1,727

                        2004                            789
                        2005                            208
                                                  ---------
                                                  $  12,510
                                                  ---------

Leases
The Company leases building space, manufacturing facilities and equipment under non-cancelable lease agreements that expire at various dates. At December 31, 2001, future minimum lease payments are as follows (in thousands):

                                                                               Capital          Operating
                                                                               Leases            Leases
                                                                           ----------------  ----------------
         Year Ending December 31,
                  2002                                                              $  209           $   701
                  2003                                                                  97               657
                  2004                                                                  38               660
                  2005                                                                   -               691
                  2006 and thereafter                                                    -               186
                                                                           ----------------  ----------------
         Total minimum lease payments                                                  344          $  2,895
                                                                                             ----------------

         Less - amounts representing interest                                         (28)
                                                                           ----------------
         Net minimum lease payments                                                    316
         Less - current portion of obligations under capital leases                  (189)
                                                                           ----------------
                                                                                    $  127
                                                                           ----------------

Related Party Transactions

         On February 1, 2001, EMC purchased from an entity related to the former Chairman of the Board of EMC 180,000 shares of common stock of EMC. These shares were purchased at a price approximately equal to the then current trade price of the stock on the NASDAQ. The consideration for these shares was given in the form of a promissory note with an original principal amount of $409,000, bearing interest at 6.5%, payable bi-weekly over a three year period. Simultaneously with this transaction, the former Chairman of the Board agreed to relinquish 109,767 options to purchase common stock in EMC that were in his possession. The exercise prices of these options ranged from $1.69 to $5.16.

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

Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS No. 141). SFAS 141 is effective as follows:
a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. We do not expect the adoption of SFAS No. 141 to have a significant impact on our financial condition or results of operation.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We do not expect the adoption of SFAS 144 to have a significant impact on our financial condition or results of operations.

         In the fourth quarter of 2000, EMC adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on EMC's financial position or overall trends in results of operations.


Item 7A. Market Risk Disclosure

Not Applicable

Item 8.   Financial Statements and Supplementary Data

                                                                                                    Page
                                                                                                    ----
   Report of KPMG LLP Independent Accountants                                                        24
   Report of PricewaterhouseCoopers LLP Independent Accountants                                      25
   Consolidated Balance Sheets at December 31, 2001 and 2000                                         26
   Consolidated Statements of Operations for the Three Years Ended December 31, 2001                 27
   Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended
       December 31, 2001                                                                             28
   Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001                 29
   Notes to Consolidated Financial Statements                                                        30

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors
Encore Medical Corporation:

         We have audited the accompanying consolidated balance sheet of Encore Medical Corporation as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Medical Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                  /s/ KPMG LLP

Austin, Texas
March 1, 2002

                       Report of Independent Accountants
                       ---------------------------------


To the Board of Directors and
Stockholders of Encore Medical Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Encore Medical Corporation and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP



Austin, Texas
February 22, 2001

ENCORE MEDICAL CORPORATION
Consolidated Balance Sheets (in thousands, except share data)

                                                                         December 31,
                                                                         ------------
                                                                    2001              2000
Assets
Current assets:
Cash and cash equivalents                                          $  5,401           $      1
Accounts receivable, net of allowance for doubtful accounts
     of $154 and $339, respectively                                   5,828              5,417
Inventories, net of allowance of $4,477 and $4,675,                  22,911             20,291
     respectively
Deferred tax assets                                                   2,461                858
Prepaid expenses and other current assets                             1,327                674
                                                             --------------    ---------------
Total current assets                                                 37,928             27,241

Property and equipment, net                                           7,233              5,408
Intangible assets, net                                                6,044              4,698
Other assets                                                            457              1,147
                                                             --------------    ---------------
Total assets                                                       $ 51,662           $ 38,494
                                                             ==============    ===============

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt                                  $  9,975           $  3,232
Accounts payable                                                      2,737              1,119
Accrued expenses                                                      3,355              2,040
                                                             --------------    ---------------
Total current liabilities                                            16,067              6,391

Long-term debt, net of current portion                                2,851             13,750
Other noncurrent liabilities                                            567                533
                                                             --------------     --------------
Total liabilities                                                    19,485             20,674

Stockholders' equity:
Series A Preferred Stock, $0.001 par value, 1,000,000
     shares authorized; 132,353 shares issued and                    12,840                  -
     outstanding, aggregate liquidation preference of $13,500
Common stock, $0.001 par value, 35,000,000 shares
     authorized; 11,441,000 and 9,348,000 shares issued                  11                  9
     respectively
Additional paid-in capital                                           22,052             19,405
Notes received for sale of common stock                              (1,187)                 -
Deferred compensation                                                   (56)              (185)
Retained earnings                                                       560                 12
Less cost of repurchased stock, warrants and rights (635,000
     and 322,000 shares, respectively)                               (2,043)            (1,421)
                                                             --------------    ---------------
Total stockholders' equity                                           32,177             17,820
                                                             --------------    ---------------
Total liabilities and stockholders' equity                         $ 51,662           $ 38,494
                                                             ==============    ===============

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION
Consolidated Statements of Operations (in thousands, except per share amounts)

                                                                            Year Ended December 31,
                                                                     2001            2000           1999
                                                                 --------------  -------------  -------------
Sales                                                             $     42,721       $ 30,113       $ 26,095
Cost of sales                                                           17,852         14,983          8,193
                                                                 --------------  -------------  -------------
              Gross margin                                              24,869         15,130         17,902

Operating expenses:
   Selling, general and administrative                                  19,865         15,360         13,256
   Research and development                                              1,732          1,778          1,631
   Other charges                                                         1,623          2,001              -
                                                                 --------------  -------------  -------------
        Income (loss) from operations                                    1,649         (4,009)          3,015

Other income (expense):
   Interest income                                                         186             26              7
   Interest expense                                                    ( 1,299)        (1,346)          (977)
   Other income                                                            229            277            222
                                                                 --------------  -------------  -------------
Income (loss) before income taxes                                          765         (5,052)          2,267
Provision (benefit) for income taxes                                       217         (1,789)            648
                                                                 --------------  -------------  -------------
        Net income (loss)                                                  548         (3,263)          1,619

Beneficial conversion feature related to Series A Preferred Stock       (3,706)             -              -
                                                                 --------------  -------------  -------------
         Net income (loss) attributable to common stock           $     (3,158)   $    (3,263)   $     1,619
                                                                 --------------  -------------  -------------

Net income (loss) per common and common equivalent share
Basic earnings (loss) per share-
     Basic earnings (loss) per share-                             $      (0.34)   $     (0.36)   $      0.18
                                                                 --------------  -------------  -------------
     Shares used in computing basic earnings (loss) per share            9,355          8,990          9,117
                                                                 --------------  -------------  -------------
Diluted earnings (loss) per share-
     Diluted earnings (loss) per share-                           $      (0.34)   $     (0.36)   $      0.16
                                                                 --------------  -------------  -------------
     Shares used in computing diluted earnings (loss) per share          9,355          8,990         10,219
                                                                 --------------  -------------  -------------

See accompanying notes to consolidated financial statements.

     ENCORE MEDICAL CORPORATION
     Consolidated Statements of Changes in Stockholders' Equity (in thousands)

                                                                                                               Repurchased Stock
                              Preferred Stock    Common Stock   Notes Rec.                                     Warrants & Rights
                              ---------------    ------------   - Sale of  Additional                          ----------------
                                                                  Common     Paid-in      Deferred    Retained
                               Shares Amount     Shares Amount    Stock      Capital    Compensation  Earnings  Shares   Amount
                              ---------------    ------------------------  ----------   ------------  -------- ----------------
Balance at December 31, 1998       0  $     -    9,248   $   9   $      -   $  19,267     $     (310)  $ 1,656    (110) $  (798)

Issuance of common stock                            92       -                    124
Deferred compensation                                                              28            (28)
Amortization of deferred
   compensation                                                                                  133
Purchase of treasury stock                                                                                        (217)    (677)
Issuance of treasury stock                                                        (71)           (83)               49      174
Tax benefit associated with
   stock options                                                                   31
Net income                                                                                               1,619
                              ---------------    ------------------------  ----------   --- --- ----  -------- ----------------

Balance at December 31, 1999       0        0    9,340       9          0      19,379           (288)    3,275    (278)  (1,301)
Issuance of common stock                             8       -                     13
Deferred compensation                                                              39            (39)
Amortization of deferred
   compensation                                                                                  142
Purchase of treasury stock                                                                                         (44)    (120)
Tax expense associated with
   stock options                                                                  (26)
Net loss                                                                                                (3,263)
                              ---------------    ------------------------  ----------   --- --- ----- -------- ----------------

Balance at December 31, 2000       0        0    9,348       9          0      19,405           (185)       12    (322)  (1,421)
Issuance of common stock                         2,093       2     (1,187)      2,195
Deferred compensation                                                               9             (9)
Amortization of deferred
   compensation                                                                                  138
Purchase of treasury stock                                                                                        (313)    (622)
Issuance of preferred stock,
   net of issuance costs         132   12,840
Legal settlement charge                                                           410
Tax benefit associated with
   stock options                                                                   33
Net income                                                                                                 548
                              ---------------   -------------------------  ----------    -----------  -------- ----------------

Balance at December 31, 2001     132  $12,840   11,441   $  11   $ (1,187)  $  22,052     $      (56)  $   560    (635) $(2,043)
                              ======  =======   ======   =====   ========  ==========    ===========  ======== ======= ========

                                      Total
                                   Stockholders
                                      Equity
                                   ------------
Balance at December 31, 1998           $19,824

Issuance of common stock                   124
Deferred compensation                        -
Amortization of deferred
   compensation                            133
Purchase of treasury stock                (677)
Issuance of treasury stock                  20
Tax benefit associated with
   stock options                            31
Net income                               1,619
                                   -----------

Balance at December 31, 1999            21,074

Issuance of common stock                    13
Deferred compensation                        -
Amortization of deferred
   compensation                            142
Purchase of treasury stock                (120)
Tax expense associated with
   stock options                           (26)
Net loss                                (3,263)
                                   -----------

Balance at December 31, 2000            17,820

Issuance of common stock                 1,010
Deferred compensation                        -
Amortization of deferred
   compensation                            138
Purchase of treasury stock                (622)
Issuance of preferred stock,
   net of issuance costs                12,840
Legal settlement charge                    410
Tax benefit associated with
   stock options                            33
Net income                                 548
                                   -----------

Balance at December 31, 2001          $ 32,177
                                   ===========

     See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION
Consolidated Statements of Cash Flows (in thousands)

                                                                                            Year Ended December 31,
                                                                                    2001                2000             1999
                                                                                 ----------          ----------      ----------
Cash flows from operating activities:
Net income (loss)                                                                  $    548            $ (3,263)      $  1,619
Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
     Depreciation and amortization                                                    2,899               2,806          2,550
     Stock-based compensation                                                           138                 142            133
     Deferred taxes                                                                    (784)             (1,352)            60
     Tax benefit (provision) associated with stock options                               33                 (26)            31
     Impairment of intangible asset                                                       -                 700              -
     Loss on disposal of assets                                                           8                 397              -
     Other charges                                                                    1,080                   -              -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                        (411)               (963)         1,898
     Decrease (increase) in inventories                                               3,127              (1,201)        (2,296)
     Increase in prepaid expenses and other assets                                     (748)               (271)        (1,470)
     Increase (decrease) in accounts payable and accrued expenses                     2,933                  98         (1,574)
                                                                                -----------          ----------      ---------
         Net cash provided by (used in) operating activities                          8,823              (2,933)           951
                                                                                -----------          ----------      ---------

Cash flows from investing activities:
Acquisition of Biodynamic Technologies, Inc.                                              -                   -         (1,068)
Acquisition of OSG product lines                                                     (5,987)                  -              -
Purchases of property and equipment                                                  (2,705)             (1,694)        (2,103)
Proceeds from sale of assets                                                              3                   -              5
                                                                                -----------          ----------      ---------
         Net cash used in investing activities                                       (8,689)             (1,694)        (3,166)
                                                                                -----------          ----------      ---------

Cash flows from financing activities:

Proceeds from issuance of common stock                                                  157                  13             37
Payments to acquire treasury stock                                                      (31)               (120)          (570)
Proceeds from issuance of Series A Preferred Stock                                   12,840                   -              -
Payment on payable to a related party                                                     -                   -           (800)
Proceeds from debt                                                                        -               5,160          4,219
Payments on debt                                                                     (7,700)               (426)          (671)
                                                                                -----------          ----------      ---------
         Net cash provided by financing activities                                    5,266               4,627          2,215
                                                                                -----------          ----------      ---------
         Net increase in cash and cash equivalents                                    5,400                   -              -
         Cash and cash equivalents at beginning of year                                   1                   1              1
                                                                                -----------          ----------      ----------
         Cash and cash equivalents at end of year                                  $  5,401            $      1       $      1
                                                                                -----------          ----------      ----------

Supplemental disclosures of cash flow information: Cash paid for:
     Interest                                                                      $  1,277            $  1,346       $    977
     Income taxes                                                                       251                 211            969

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations related to equipment leases entered into                                     $     46       $    310
     during the year
Acquisition of Biodynamic Technologies, Inc.
     Fair value of assets acquired                                                                                       5,002
     Cash paid for net assets of Biodynamic Technologies, Inc.                                                          (1,068)
                                                                                                                     ---------
     Liabilities assumed                                                                                                 3,934
Acquisition of treasury stock through cashless exercise of stock options           $    213
Notes received for sale of common stock                                               1,187
Purchase of treasury stock by issuance of a note                                        409
Notes issued for acquisition of OSG product lines                                     3,135

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION
Notes to Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Description of Business
Encore Medical Corporation ("EMC" or the "Company"), a Delaware corporation, through its operating subsidiaries, designs, manufactures, markets and sells products and supplies for the orthopedic industry primarily in the United States, Europe and Asia.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash consists of deposits with financial institutions. EMC considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Inventories
Inventory value is stated at the lower of cost or market, with cost being average actual cost. General inventory reserves are maintained for the possible impairment of the inventory for such issues as slow moving, excess, product obsolescence and valuation.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to seven years. Leasehold improvements and assets subject to capital lease are amortized using the straight-line method over the terms of the leases or lives of the assets, if shorter. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

Intangible Assets
Intangible assets consist of goodwill, agency rights, transferable licenses, intellectual property and customer lists and are carried at cost less accumulated amortization. Amortization of intangibles is computed based on the straight-line method over periods ranging from two to forty years. Certain intangibles relate to signing costs of sales agencies that are amortized over the life of the agency contract. Intangible assets are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

Revenue Recognition
The Company's products are sold through (i) a network of sales representatives and foreign implants distributors, and (ii) through large medical/surgical product distributors. Revenues from sales made by representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure and a purchase order is received. Revenues from sales to foreign customers are recorded when the product is shipped to the customer. The implant distributors, who sell the products to other customers, take title to the products, have no special rights of return and assume the risk for credit and obsolescence. For the OSG products, sales are recorded at the time the product is shipped to the customer. Provisions are made within the consolidated financial statements for estimated product returns, rebates and uncollectible accounts relating to current period product revenue.

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

Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Earnings (Loss) Per Share
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, basic earnings (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of options, warrants, restricted stock or the conversion of the Series A Preferred Stock. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The number of common share equivalents outstanding is computed using the treasury stock method. Because EMC has incurred a net loss for the year ended December 31, 2001 after taking into account the beneficial conversion feature, the effect of 12,809,390 common stock equivalents, including all of the Series A Preferred Stock, were excluded as anti-dilutive. For the years ended December 31, 2000 and 1999, the effect of 7,059,003 and 6,539,545 common stock equivalents, respectively, were excluded as anti-dilutive.

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

Acquisitions
On July 2, 2001, the Company acquired Kimberly-Clark Corporation's line of orthopedic soft goods; patient safety devices and pressure care products (the "OSG Products") pursuant to an Asset Purchase Agreement dated July 2, 2001. The Company acquired fixed assets, inventory and intangible assets for a total purchase price of $8,835,206, consisting of $5,700,000 in cash and a promissory note in the amount of $3,135,206, bearing interest at 8% per annum and payable over 24 months. For financial reporting purposes, $2,111,802 of the purchase price was allocated to acquired intangible assets having a weighted-average useful life of approximately 9 years. The intangible assets that make up that amount include customer lists of $316,770 (2-year weighted-average useful life), transferable licenses of $1,583,852 (17-year weighted-average useful life), and intellectual property of $211,180 (15-year weighted-average useful life).

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

Stock-based compensation plans
The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of EMC's stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for under the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus 96-18 (EITF 96-18).

Comprehensive Income

In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company includes all changes in equity during a period except those resulting from investments by and distributions to owners as a component of other comprehensive income. For the years ended December 31, 2001 and 2000, there were no components of comprehensive income other than the net income (loss).

Reclassifications

Certain 2000 and 1999 amounts have been reclassified to conform with current year presentation.

2.   Other charges

The components of other charges included in the consolidated statements of operations are as follows (in thousands):

                                                               For the Year Ended December 31,
                                                                    2001               2000
                                                                    ----               ----
              Impairment of intangibles                           $    -             $  700
              Post retirement benefits for former employees            -                439
              Provision for doubtful accounts                          -                383
              Legal settlement charges                               535                  -
              Compensation expense associated with stock
                   option exchange program                           917                  -
              Other                                                  171                479
                                                                  ------             ------
              Total                                               $1,623             $2,001
                                                                  ======             ======

In June 2001, the Company recorded compensation expense of $917,000 related to the cancellation of certain outstanding options to purchase common stock in exchange for common shares of the Company. In June 2001, a former employee exercised options by selling some of the shares acquired by this exercise back to the Company in sufficient quantity to cover the exercise price and related tax liability. This cashless exercise of options generated compensation expense of $171,000. Finally, in June 2001, the Company reached a settlement with Medica Holding AG ("Medica") related to a complaint filed by Medica associated with the sale of Series A Preferred Stock. The Company incurred two charges in connection with the settlement. The first charge of $125,000 relates to court ordered reimbursement of the plaintiff's legal expenses that resulted in the filing of a supplement to the original proxy statement. The second charge of $410,000 represents a non-cash benefit provided to the Company by the primary Series A Preferred Stock stockholders that arose as a result of their purchase of Medica's outstanding stock in the Company. Of the total charges of $1,623,000 only $544,000 represented a cash outlay by the Company.

During the fourth quarter of 2000, the Company recorded a charge of $700,000 related to the impairment of intangibles acquired in connection with a lawsuit settlement and concurrent distribution agreement reached with Wright Medical Technology, Inc. During the fourth quarter of 2000, the Company agreed to provide certain health insurance benefits to certain employees associated with their leaving the Company and recorded a charge of $439,000 related to these post-employment benefits.

3.   Accounts Receivable

A summary of the activity in Encore's allowance for doubtful accounts is presented below (in thousands):

                                                For the Year Ended December 31,
                                              2001           2000          1999
                                              ----           ----          ----
        Balance, beginning of year           $ 339           $112          $145
        Provision for bad debt expense         136            234            18
        Write-offs charged to allowance       (321)            (7)          (51)
                                             -----           ----          ----
        Balance, end of year                 $ 154           $339          $112
                                             =====           ====          ====

4.   Inventories

Inventories consist of the following (in thousands):

                                                  December 31,
                                             2001               2000
                                        -------------      ------------
     Components and raw materials       $       6,323      $      4,482
     Work in process                              805             2,162
     Finished goods                            20,260            18,322
                                        -------------      ------------
                                               27,388            24,966
     Less - inventory reserves                 (4,477)           (4,675)
                                        -------------      ------------
                                        $      22,911      $     20,291
                                        -------------      ------------

During the fourth quarter of 2000, Encore conducted an extensive evaluation of its product lines and decided to rationalize the products it was offering for sale. As a result of this product rationalization effort, Encore recorded a charge to cost of sales of $4,203,000.

A summary of the activity in Encore's inventory reserve for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

                                          For the Year Ended December 31,
                                           2001         2000         1999
                                           ----         ----         ----
     Balance, beginning of year          $ 4,675      $   771       $ 923
     Provision charged to cost of sales    2,315        4,292         577
     Write-offs charged to reserve        (2,513)        (388)       (729)
                                         -------      -------       -----
     Balance, end of year                $ 4,477      $ 4,675       $ 771
                                         =======      =======       =====

5.   Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

                                                                    December 31,
                                                               2001              2000
                                                          ---------------   ---------------
     Equipment                                            $         5,777   $         4,505
     Furniture and fixtures                                         2,957             2,291
     Leasehold improvements                                           683               606
     Surgical instrumentation                                       9,081             7,261
                                                          ---------------   ---------------
                                                                   18,498            14,663
     Less - accumulated depreciation and amortization             (11,265)           (9,255)
                                                          ---------------   ---------------
                                                          $         7,233   $         5,408
                                                          ---------------   ---------------

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2001, 2000 and 1999 was approximately $2,135,000, $2,143,000 and $2,026,000, respectively.

6.   Intangible Assets

Intangible assets consist of the following (in thousands):

                                                December 31,
                                            2001             2000
                                      ----------------  ---------------
     Goodwill                         $      4,190      $      4,190
     Agency rights                           1,250             1,250
     Transferable licenses                   1,724               140

     Intellectual property                           511             299
     Customer lists                                  317               -
                                             -----------     -----------
                                                   7,992           5,879
     Less - accumulated amortization              (1,948)         (1,181)
                                             -----------     -----------
                                             $     6,044     $     4,698
                                             ===========     ===========

Amortization expense relating to intangible assets for the years ended December 31, 2001, 2000 and 1999 was $767,000, $663,000 and 524,000, respectively.

7.   Accrued Expenses

Accrued expenses consist of the following (in thousands):

                                                         December 31,
                                                    2001              2000
                                             ---------------   ---------------
        Accrued wages and related expenses   $           640   $           262
        Accrued commissions                            1,523             1,165
        Accrued royalties                                235               254
        Accrued taxes                                    911               186
        Other accrued liabilities                         46               173
                                             ---------------   ---------------
                                             $         3,355   $         2,040
                                             ===============   ===============

8.   Long-Term Debt and Leases

Long-Term Debt
Long-term debt (including capital lease obligations) consists of the following (in thousands):

                                                                                             December 31,
                                                                                         2001            2000
                                                                                      ------------   -------------
      $10,500,000  revolving credit facility from a financial  institution;  interest    $  6,572       $  12,123
           at the  lesser of the  institution's  base  rate  plus 1.5% or LIBOR  plus
           2.75%  (5.5%  and 8.63% at  December  31,  2001 and  2000,  respectively), payable monthly;  collateralized by all assets of Encore and guaranteed by
           EMC;  commitment  fee of 0.375%  of  unused  balance;  due  October  2002;
           available  borrowings  at December 31, 2001 of  $3,864,000,  calculated as the credit limit less total borrowings and letters of credit of $64,000

      8% unsecured note payable to a corporation in connection  with the OSG Products       2,482         -
           acquisition,  payable in monthly  installments of $130,000 through July 1,
           2003

      6.5%  unsecured  note payable to a former  employee in connection  with a stock         291         -
           purchase  agreement  payable in bi-weekly  installments  of $5,000 through
           January 23, 2004

      8.9%  unsecured  note  payable  to  individuals  in  connection  with  the  BTI       2,240           2,686
           acquisition,  payable in varying quarterly  installments through March 31,
           2005.

      9.5% note  payable to a  corporation,  payable  in  quarterly  installments  of         925           1,619
           $231,250 plus interest  through  September 30, 2002,  secured by inventory purchased in connection with this note

      Capital lease obligations, collateralized by related equipment                          316             554
                                                                                      ------------    -----------
                                                                                           12,826          16,982

      Less - current portion                                                               (9,975)         (3,232)
                                                                                      -----------     -----------
                                                                                      $     2,851     $    13,750
                                                                                      ===========     ===========

The debt agreement related to the revolving credit facility contains warranties and covenants and requires maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreement and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement. The Company was in compliance with all debt covenants and warranties as of December 31, 2001.

At December 31, 2001, the aggregate amount of annual principal maturities of long-term debt (excluding capital lease obligations) is as follows (in thousands):

               Year Ended December 31,
                        2002                  $       9,786
                        2003                          1,727
                        2004                            789
                        2005                            208
                                              -------------
                                              $      12,510
                                              =============

Leases
The Company leases building space, manufacturing facilities and equipment under non-cancelable lease agreements that expire at various dates. At December 31, 2001, future minimum lease payments are as follows (in thousands):

                                                                          Capital          Operating
                                                                          Leases             Leases
                                                                     ----------------  ----------------
         Year Ending December 31,
                  2002                                               $           209   $           701
                  2003                                                            97               657
                  2004                                                            38               660
                  2005                                                             -               691
                  2006 and thereafter                                              -               186
                                                                     ---------------   ---------------
         Total minimum lease payments                                            344   $         2,895
                                                                                       ---------------

         Less - amounts representing interest                                    (28)
                                                                     ---------------
         Net minimum lease payments                                              316
         Less - current portion of obligations under capital leases             (189)
                                                                     ---------------
                                                                     $           127
                                                                     ===============

Rental expense under operating leases totaled approximately $869,000, $733,000 and $669,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Leased equipment and furniture and fixtures under capital leases, included in property and equipment in the accompanying financial statements, is as follows (in thousands):

                                                        December 31,
                                                   2001               2000
                                              ----------------  ---------------

             Equipment                        $         1,054   $         1,656
             Furniture and fixtures                       664               664
             Less - accumulated amortization           (1,115)           (1,226)
                                              ---------------   ---------------
                                              $           603   $         1,094
                                              ===============   ===============

9.       Capital Stock

Preferred Stock

Preferred stock may be issued at the discretion of the Board of Directors (the "Board") of EMC with such designation, rights and preferences as the Board may determine from time to time. The preferred stock may have dividend, liquidation, conversion, voting or other rights that may be more expansive than the rights of the holders of the common stock. At December 31, 2001, EMC has 1,000,000 shares of authorized preferred stock, of which 255,000 shares have been designated Series A Preferred Stock.

On June 12, 2001, the Company issued 132,353 shares of its Series A Preferred Stock for net proceeds of approximately $12.8 million (the "Series A Offering"). The 132,353 shares of Series A Preferred Stock are immediately convertible into 13,235,300 shares of the Company's common stock. The holders of the Series A Preferred Stock have the right to designate up to two individuals to serve on the Company's Board of Directors. Each share of Series A Preferred Stock is entitled, for all matters except the election of directors, to one vote for each share of Common Stock into which such share of Series A Preferred Stock is then convertible. Shares of Series A Preferred Stock bear non-cumulative dividends at a rate of 8% per annum if declared by the Company. The holders of Series A Preferred Stock are entitled to certain other rights that are more expansive than the rights of the holders of common stock which are detailed in the Amended and Restated Series A Preferred Stock Purchase Agreement dated as of May 3, 2001. In connection with the issuance of Series A Preferred Stock in June 2001, because the stock is immediately convertible into common stock of Encore at the holder's option at a conversion price of $1.02 per share, which was below the per share closing price of the Company's common stock on the date of the issuance of the Series A Preferred Stock, EMC recorded a charge to net income available to common stockholders of $3,706,000 representing the fair value of the beneficial conversion feature of the Series A Preferred Stock. Because the Company did not have retained earnings at the date the preferred stock was issued from which to record the beneficial conversion feature, no amounts were removed from retained earnings to additional paid-in capital.

Without the charge to net income representing the fair value of the beneficial conversion feature of the Series A Preferred Stock, earnings per share for the three prior years would be as follows:


                                                                         Year Ended December 31,
                                                                         -----------------------
          (in thousands, except per share data)                         2001       2000      1999
                                                                        ----       ----      ----
          Diluted earnings (loss) per share prior to beneficial
               conversion feature                                          0.03     (.36)       0.16
          Shares used in computing diluted earnings (loss) per
               share prior to beneficial conversion feature              17,517    8,990      10,219
          Diluted earnings (loss) per share after beneficial
               conversion feature                                         (0.34)    (.36)       0.16
          Shares used in computing diluted earnings (loss) per
               share after beneficial conversion feature                  9,355    8,990      10,219

As a condition of the Series A Offering, the officers, directors and Series A stockholders entered into Lock Up Agreements, whereby they are each prohibited from selling any shares of Common Stock or Series A Preferred Stock for a period of one year without prior approval from the majority owner of the Series A Preferred Stock.

During 2001, the Emerging Issue Task Force issued Topic D-98 "Classification and Measurement of Redeemable Securities" ("D-98"), which provided clarification regarding the appropriate classification of preferred stock which contain redemption provisions outside of the issuer's control. Upon the Company's review of D-98 and the provisions of its Series A Preferred Stock, the Company determined that classification of the Series A Preferred Stock as permanent equity was appropriate. During the second and third quarters of 2001, the Series A Preferred Stock had been presented as temporary equity.

Stock Option Plans

EMC has seven stock option plans. All options granted under the plans are exercisable for common stock in EMC as described below. EMC has recorded deferred compensation for the fair value of grants made to individuals other than employees prior to July 20, 2000 and is amortizing such amount to expense over the contract period for the options. In accordance with EITF Topic D-90, subsequent to July 20, 2000, deferred compensation is no longer recorded for grants made to individuals other than employees at the date of grant, but rather, those equity instruments should be treated as unissued for accounting purposes until the future services are received. Stock compensation expense was approximately $138,000, $142,000 and $133,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The 1996 Incentive Stock Plan provides for the grant of a variety of equity related awards, including, but not limited to, incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, to key employees of EMC and its subsidiaries. The 1997 Distributor Advisory Panel Stock Option Plan provides for the grant of stock options to those who are sales representatives and distributors of EMC and its subsidiaries' products. The 1997 Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those who are serving as members of EMC or its subsidiaries' surgeon advisory panel. The 2000 Non-Employee Director Stock Option Plan provides for the grant of options to non-employee Directors of EMC.

In addition, EMC has the three stock option plans under which EMC is no longer issuing new options but which, nevertheless, have outstanding options. The 1992 Stock Option Plan provided for the grant of both incentive and non-qualified stock options to directors, employees and certain other persons affiliated with Encore. The 1993 Distributor Stock Option Plan provided for the grant of stock options to those who were sales representatives and distributors of Encore's products, and the 1993 Surgeon Advisory Panel Stock Option Plan provided for the grant of stock options to those who were serving as members of Encore's surgeon advisory panel.

The stock options granted under all of these plans are generally granted at or in excess of fair market value on the date of grant, vest ratably over a predefined period, and expire no more than 10 years from the date of grant. At December 31, 2001, EMC had reserved a total of 4,272,201 shares of common stock for the plans.

Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," EMC's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                          For the Year Ended December 31,
                                                                          2001         2000          1999
                                                                       -----------   ----------   ------------
          Net income (loss) attributable to     As reported              $(3,158)     $(3,263)        $ 1,619
               common stock after beneficial
               conversion feature
                                                Pro forma                 (3,628)      (3,486)          1,401
          Net income (loss) per share
                   Basic:                       As reported                (0.34)       (0.36)           0.18
                                                Pro forma                  (0.39)       (0.39)           0.15

                   Diluted:                     As reported                (0.34)       (0.36)           0.16
                                                Pro forma                  (0.39)       (0.39)           0.14


The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

                                         2001              2000              1999
                                    ----------------  ----------------  ----------------
          Dividend yield                         -%                -%                -%
          Expected volatility                 86.7%             65.0%             65.0%
          Risk-free interest rate              4.4%              6.0%              6.0%
          Expected life                     5 years         1-5 years       1 - 4 years

A summary of the activity in EMC's stock option plans is presented below:

                                                                   Year ended December 31,
                                      ----------------------------------------------------------------------------------
                                                2001                        2000                        1999
                                      --------------------------  --------------------------  --------------------------
                                                     Weighted-                   Weighted-                   Weighted-
                                                      Average                     Average                     Average
                                                     Exercise                    Exercise                    Exercise
                                         Shares        Price         Shares        Price         Shares        Price
                                      ------------  ------------  ------------  ------------  ------------  ------------
Employee Options
Outstanding, beginning of year          3,343,934      $   2.10     3,234,539      $   2.26     3,257,112      $   2.20
Granted-
      At market                            88,105          1.75       448,900          1.93       180,500          2.33
      Above market                              -             -             -             -             -             -
Exercised                                (577,934)         0.83        (8,692)         1.62       (80,840)         1.61
Canceled                               (2,003,178)         2.34      (330,813)         3.04      (122,233)         2.13
                                      -----------                 -----------                 -----------
Outstanding, end of year                  850,927          2.31     3,343,934          2.10     3,234,539          2.26
                                      -----------                 -----------                 -----------

Options exercisable at year end           751,927                   2,793,984                   2,735,039
Weighted-average fair value of
options granted during the year-
         At market                                     $   1.73                    $   2.33                    $   2.38
         Above market                                         -                           -                           -

Other Than Employee Options
Outstanding, beginning of year            613,790      $   3.85       793,803      $   4.17       957,070      $   4.10
Granted-
         At market                         75,000          1.20             -             -        70,000          3.97
         Above market                     125,000          1.81        20,000          3.07        36,500          4.39
Exercised                                       -             -             -             -             -             -
Canceled                                  (76,383)         3.95      (200,013)         5.05      (269,767)         4.38
                                      -----------                 -----------                 -----------
Outstanding, end of year                  737,407          3.58       613,790          3.85       793,803          4.17
                                      -----------                 -----------                 -----------

Options exercisable at year end           581,782                     553,098                     607,478
Weighted-average fair value of
options granted during the year-
         At market                                     $   1.19                       $   -                    $   3.45
         Above market                                      2.22                        2.56                        2.84

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                Options Outstanding                  Options Exercisable
                                    --------------------------------------------  ---------------------------
                                                    Weighted-
                                                     Average
                                                    Remaining       Weighted-                     Weighted-
                 Range of                          Contractual       Average                       Average
             Exercise Prices          Number           Life           Price         Number          Price
         -------------------------  ------------  ---------------  -------------  ------------   ------------
                                                     (Years)
              $0.56 to $1.90            587,007        4.24               $1.39       429,507         $ 1.38
              $2.00 to $3.95            564,412        4.47                2.70       477,912           2.74
              $4.23 to $4.91            234,000        2.04                4.61       223,375           4.62
              $5.00 or more             202,915        2.89                5.44       202,915           5.44
                                    -----------                                   -----------
                                      1,588,334                                     1,333,709
                                    -----------                                   -----------

Other Equity Transactions

Healthcare Acquisition Corporation ("HCAC"), the predecessor to EMC issued 3,850,000 warrants (the "$5 warrants") in connection with a public offering in March 1996. These warrants have an exercise price of $5.00 per share and are convertible into one share of common stock for each warrant. These warrants expire on March 8, 2003, but are callable by EMC for $0.01 per warrant at such time as the common shares of EMC have traded at a price of $8.50 per share for 20 consecutive trading days. EMC repurchased 81,500 of these $5 warrants in 1999. EMC did not repurchase any $5 warrants in 2000 and 2001. EMC had 3,536,700 $5 warrants outstanding at December 31, 2001.

Treasury Stock

EMC began acquiring shares of its common stock and $5 warrants in connection with a stock repurchase program announced in January 1998. That program authorizes EMC to purchase up to one million common shares or $5 warrants from time to time on the open market or pursuant to negotiated transactions at price levels EMC deems attractive. EMC purchased 185,200 shares for $495,000 and 43,500 shares for $120,000 in 1999 and 2000, respectively. EMC purchased 81,500 $5 warrants for $68,000 in 1999 and none in 2000. EMC did not purchase any common stock or $5 warrants under this program in 2001. The purpose of the stock and warrant repurchase program is to help EMC achieve its long-term goal of enhancing stockholder value.

In 2001, the Company acquired 180,000 shares of common stock of the Company from an entity related to the former Chairman of the Board of EMC and approximately 134,000 shares of common stock resulting from a cashless exercise of stock options.

Issuance of Common Stock for Recourse Notes Payable

In June 2001, the Company sold approximately 1.2 million shares of common stock at $1.02 per share to certain executives of the Company. In exchange for the common stock, the Company accepted promissory notes from the employees totaling $1,187,000, which bear interest at 8% per annum. The promissory notes are collateralized by the 1.2 million shares of common stock and are full recourse to the assets of the executives. The notes have been recorded as subscription receivable in the statement of stockholders' equity.

10.  Segment Information

EMC has two reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". EMC's reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The orthopedic implants segment sells reconstructive products including knee, hip, shoulder and spinal implants and trauma-related products. The orthopedic soft goods segment sells knee, shoulder, ankle and wrist braces; neoprene supports; slings and cervical collars; and immobilizers for various joints in the body.

Information regarding business segments is as follows (in thousands):

                                          For the Year Ended December 31,
                                           2001          2000         1999
                                           ----          ----         ----
     Sales:
       Orthopedic implants               $ 33,837      $ 30,113     $ 26,095
       Orthopedic soft goods                8,884             -            -
                                         --------      --------     --------
         Consolidated net sales          $ 42,721      $ 30,113     $ 26,095
                                         --------      --------     --------
     Gross margin:
       Orthopedic implants               $ 21,919      $ 15,130     $ 17,902
       Orthopedic soft goods                2,950             -            -
                                         --------      --------     --------
         Consolidated gross margin       $ 24,869      $ 15,130     $ 17,902
                                         --------      --------     --------

EMC allocates resources and evaluates the performance of segments based on gross margin and therefore has not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131. The accounting policies of the reportable segments are the same as those described in note 1 to the consolidated financial statements. EMC does not allocate assets to reportable segments because all property and equipment are shared by all segments of EMC.

During the three years ended December 31, 2001, the Company's international sales were primarily to a few foreign distributors, two of which have accounted for approximately 18%, 28% and 23%, respectively, of total Company sales during such periods. Following are the Company's international sales by geographic area (in thousands) and the percentage of total Company sales generated by two distributors:

                                            For the Year Ended December 31,
                                            2001          2000         1999
                                            ----          ----         ----
     Net Sales:
     United States                         $ 33,676     $ 19,605     $  18,672
     Europe                                   4,062        5,606         5,784
     Asia                                     4,983        4,902         1,639
                                           --------     --------      --------
                                           $ 42,721     $ 30,113      $ 26,095
                                           --------     --------      --------

     Distributor A                                9%          14%           19%
     Distributor B                                9%          14%            4%

11.      Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

                                           For the Year Ended December 31,
                                           2001         2000        1999
                                           ----         ----        ----
     Current income taxes:
            Federal                       $  946      $   (437)    $ 531
            State                             55             -        57
     Deferred income taxes:
            Federal                         (769)       (1,205)       63
            State                            (15)         (147)       (3)
                                          ------      --------     -----
                                          $  217      $ (1,789)    $ 648
                                          ------      --------     -----

The difference between the tax expense (benefit) derived by applying the Federal statutory income tax rate to net income (loss) and the expense (benefit) recognized in the financial statements is as follows (in thousands):

                                                               For the Year Ended
                                                                  December 31,
                                                         2001          2000        1999
                                                         ----          ----        ----
     Expense (benefit) derived by applying the
     Federal statutory income rate to net income
     (loss) before income taxes                       $   260     $ (1,718)     $   781
     Add (deduct) the effect of --
           State tax provision                             27          (97)          36
           Benefit from FSC utilization                   (45)         (17)        (100)
           Credit for increasing research activities        -           (7)         (32)
              Permanent differences and other, net        (25)          50          (37)
                                                      -------     --------      -------
                                                      $   217     $ (1,789)     $   648
                                                      -------     --------      -------

The Company's permanent differences and other consist primarily of additional tax deductions allowable for inventory donations, partially offset by nondeductible expenses for tax purposes, in 2001. In 2000 and 1999, the components of the permanent differences and other consist principally of nondeductible expenses and miscellaneous deductions allowable for tax purposes, respectively.

The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                                       December 31,
                                                                  2001              2000
                                                                  ----              ----
    Current deferred tax assets (liabilities):
         Net operating losses                                $            -     $          92
         AMT and other credits                                          242               529
         Inventory and other reserves                                 1,666               858
         Accrued compensation                                           491               503
         Other                                                           62                10
                                                             --------------     -------------
    Gross deferred tax asset                                          2,461             1,992

    Noncurrent deferred tax assets (liabilities):
         Basis of property and equipment                               (407)             (340)
         Basis of intangible assets                                     228                 -
         Accrued compensation                                           154                 -
                                                             --------------     -------------
    Gross deferred tax liability                                        (25)             (340)
                                                             --------------     -------------
                     Net deferred tax asset                  $        2,436     $       1,652
                                                             --------------     -------------

12.      Earnings Per Share

Following is a reconciliation of the basic and diluted per share computations (dollars in thousands, except for per share amounts):

                                                                      For the Year Ended December 31,
                                                          ---------------------------------------------------------
                                                                2001                2000               1999
                                                          -----------------   -----------------  ------------------
Net income (loss)                                         $            548    $        (3,263)   $           1,619

Beneficial conversion feature related to Series A
     Preferred Stock                                               (3,706)                  --                  --
                                                          -----------------   -----------------  ------------------
Net income (loss) attributable to common stock            $        (3,158)    $        (3,263)   $           1,619
                                                          -----------------   -----------------  ------------------

Shares used in computing basic earnings (loss) per share         9,355,161           8,990,251           9,117,356
Common stock equivalents                                                --                   -           1,101,763
                                                          -----------------   -----------------  ------------------
Shares used in computing diluted earnings per share              9,355,161           8,990,251          10,219,119
                                                          -----------------   -----------------  ------------------
Earnings (loss) per share
   Basic                                                  $         (0.34)    $         (0.36)   $            0.18
                                                          -----------------   -----------------  ------------------
   Diluted                                                $         (0.34)    $         (0.36)   $            0.16
                                                          -----------------   -----------------  ------------------

Options and warrants to purchase 1,588,334 and 3,536,700 shares of common stock, respectively, were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the exercise of such options and warrants would be anti-dilutive. Additionally, 13,235,300 shares of common stock issuable upon the conversion of the Series A preferred stock and 1,165,000 shares of restricted common stock have been excluded from the computation of diluted EPS because their effect would be anti-dilutive. For the years ended December 31, 2000 and 1999, the effect of 7,059,003 and 6,539,545 common stock equivalents, respectively, were excluded as anti-dilutive.

13.      Unaudited Quarterly Consolidated Financial Data

                                                                           Three Months Ended
                                                              Mar 30,       Jun 29,        Sep 29,        Dec 31,
                                                                 2001          2001           2001           2001
                                                                 ----          ----           ----           ----
       Net sales                                               $ 8,719      $  8,411       $ 13,252        $12,339
       Gross profit                                            $ 5,509      $  5,462       $  6,993        $ 6,905
       Operating income (loss)                                 $   644      $   (718)      $  1,416        $   307
       Net income (loss)                                       $   228      $   (607)      $    746        $   181
       Beneficial conversion feature related to
           Series A Preferred Stock                                  -      $ (3,706)             -              -
       Net income (loss) available to common
           stockholders                                        $   228      $ (4,313)      $    746        $   181
       Basic earnings (loss) per share                         $  0.03      $  (0.47)      $   0.08        $  0.02
       Weighted average shares - basic                           8,893         9,189          9,541          9,769
       Diluted earnings (loss) per share                       $  0.02      $  (0.47)      $   0.03        $  0.01
       Weighted average shares - diluted                         9,362         9,189         24,193         24,165


                                                             Three Months Ended
                                                Mar 31,       Jun 30,        Sep 29,        Dec 31,
                                                   2000          2000           2000           2000
                                                   ----          ----           ----           ----
      Net sales                                $ 8,501        $ 7,194        $ 6,993        $  7,425
      Gross profit                             $ 5,526        $ 4,768        $ 4,462        $    374
      Operating income (loss)                  $   917        $   566        $   640        $ (6,132)
      Net income (loss)                        $   457        $   217        $   288        $ (4,225)
      Basic earnings (loss) per share          $  0.05        $  0.02        $  0.03        $  (0.47)
      Weighted average shares - basic            9,023          9,022          8,996           8,996
      Diluted earnings (loss) per share        $  0.05        $  0.02        $  0.03        $  (0.47)
      Weighted average shares - diluted         10,165         10,006          9,697           8,996

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

On February 1, 2001, EMC purchased from an entity related to the former Chairman of the Board of EMC 180,000 shares of common stock of the Company. These shares were purchased at a price approximately equal to the then current trade price of the stock on the NASDAQ. The consideration for these shares was given in the form of a promissory note with an original principal amount of $409,000, bearing interest at 6.5%, payable bi-weekly over a three year period. Simultaneously with this transaction, the former Chairman of the Board agreed to relinquish 109,767 options to purchase common stock in the Company that were in his possession. The exercise prices of these options ranged from $1.69 to $5.16.

15.  Legal Proceedings

In the fall of 2001, Encore began a number of legal proceedings against Akthea S.A.R.L., its former distributor in France. The nature of the claims revolve around monies that were not paid to Encore by Akthea in connection with the Distribution

Agreement and Lease Agreement that were entered into by the parties. The cases by Encore were filed in both United States District Court in Texas related to the Lease Agreement issues, and with the International Chamber of Commerce Arbitration Panel in London related to the Distribution Agreement issues. On February 25, 2002, Encore was awarded a judgment against Akthea in connection with the United States District Court case in the amount of $377,000. The International Chamber of Commerce Arbitration case is in the process of appointing arbitrators and scheduling arguments. In partial response to these actions, Akthea has brought suit against Encore, along with Endo Plus France S.A.R.L., Plus Endoprothetik AG and Plus Endoprothetik GmbH, in Commercial court located in Nanterre, France, alleging, as best as can be determined, that the defendants have conspired to introduce into commerce in France implants which combine the products of Encore and Plus and hence have caused a risk of injury to the French public, as well as have violated the exclusivity provisions of the Distribution Agreement between Encore and Akthea. Encore is vigorously challenging the facts, conclusions and jurisdiction of the French case and has requested that this case be stayed until such time as the International Chamber of Commerce Arbitration case is resolved.

During the year 2000, Encore was a defendant in a lawsuit styled Wright Medical Technology, Inc. v. Encore Orthopedics, Inc., et al., C. A. No. 99CV4900(SSB), filed in the United States District Court of New Jersey. In this case, Wright alleged that Encore tortuously interfered with certain of Wright's contractual relationships and conspired to cause a former Wright sales person to breach its contract with Wright. This case was settled without any admission of liability in October 2000. Concurrently with the settlement, Encore entered into an Exclusive Supply and Distribution Agreement with Wright covering the WRIGHTLOCK(R) spinal product line. Encore purchased a certain amount of stocking inventory and gained the worldwide exclusive rights to distribute this product line. In addition, Encore acquired certain rights to intellectual property related to the product line. Encore recognized a charge of $700,000 during the fourth quarter of 2000 related to the impairment of this intellectual property.

16.  Commitments and Contingencies

As of December 31, 2001, EMC had entered into purchase commitments for inventory, capital acquisitions and other services totaling $1,641,000 in the ordinary course of business.

EMC is, from time to time, subject to claims and suits for damages arising in the normal course of business. EMC maintains insurance which management believes would cover most claims.

17.  Employee Benefit Plans

EMC has a qualified defined contribution plan, which allows for voluntary pre-tax contributions by employees. EMC pays all general and administrative expenses of the plan and may make contributions to the plan. EMC made matching contributions of approximately $264,000, $273,000 and $262,000 to the plan in 2001, 2000 and 1999, respectively, based on 100% of the first 6% of employee contributions. EMC provides certain medical expense coverage to certain former executives. During 2000, EMC recorded a charge of $439,000 for estimated liabilities related to these post employment benefits, as required under SFAS 112.

18.  Subsequent Event

On February 8, 2002, EMC acquired all of the issued and outstanding shares of capital stock of Chattanooga Group, Inc. pursuant to a Stock Purchase Agreement for a cash purchase price of $31,500,000. This price is subject to adjustment, if any, in the net worth of Chattanooga between October 1, 2001 and February 8, 2002. In order to finance this acquisition, EMC entered into a Credit Agreement with Bank of America, N.A. for maximum borrowings up to $30,000,000, subject to limitations based upon the Company's Borrowing Base, as defined, and a Note and Equity Purchase Agreement with CapitalSource Finance LLC for $24,000,000.

In connection with this acquisition and financing, EMC paid off the outstanding balances of certain Chattanooga debt totaling approximately $4,800,000. EMC also repaid all amounts outstanding under its current revolving credit facility with proceeds from a similar revolving credit facility as part of the Bank of America Credit Agreement. As of February 8, 2002, EMC had borrowed approximately $17,050,000 under the Bank of America Credit Agreement, with the availability (based on the Company's current Borrowing Base) of approximately an additional $2,750,000 to borrow for working capital and general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants in the past two years. The Company changed accountants in September 2001 from PricewaterhouseCoopers LLP to KPMG LLP. This was reported on Form 8-K filed with the Securities and Exchange Commission on September 26, 2001.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" contained in EMC's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

(b)       Reports on Form 8-K

          EMC filed a Form 8-K on February 25, 2002, in connection with its acquisition of Chattanooga Group, Inc.

(c)       Exhibits:

Exhibit
No.       Description
---       -----------
2 Agreement and Plan of Merger dated as of November 12, 1996, by and among Healthcare Acquisition Corp. ("HCAC"), Healthcare Acquisition, Inc. and Encore Orthopedics, Inc., as amended by an Amendment dated February 14, 1997/(3)/
3.1       Certificate of Incorporation of Healthcare Acquisition Corp./(1)/
3.2       Amendment to the Certificate of Incorporation of HCAC/(3)/
3.3       Bylaws of HCAC/(1)/
3.4 Certificate of Designations, Preferences and Limitations of Series A Preferred Stock of Encore Medical Corporation dated June 5, 2001/(9)/
3.5 Certificate of Amendment to the Certificate of Incorporation of Encore Medical Corporation
3.6 Amendment to Certificate of Designations, Preferences and Limitations of Series A Preferred Stock of Encore Medical Corporation dated February 8, 2002
4.1       Form of HCAC Common Stock Certificate/(2)/
4.2       Form of Certificate for HCAC $5.00 Warrant/(2)/
4.3 Warrant Agreement between Continental Stock Transfer and Trust Company and HCAC with respect to the HCAC $5.00 Warrants/(1)/
4.4       Form of Encore Medical Corporation Common Stock Certificates/(5)/
4.5 Investors' Rights Agreement between Encore and the Initiating Holders dated June 12, 2001/(9)/
4.6 Investors' Rights Agreement between Encore and CapitalSource Holdings LLC dated February 8, 2002/(8)/
4.7 Amendment No. 1 to Investors' Rights Agreement between Encore and the Initiating Holders dated February 8,

Exhibit
No.       Description
---       -----------
          2002/(8)/
4.8 Warrant issued by Encore to CapitalSource Holdings LLC dated February 8, 2002/(8)/
10.1      Encore Medical Corporation 1996 Incentive Stock Plan/(3)/
10.2 Amended and Restated Series A Preferred Stock Purchase Agreement among Encore and the Purchasers named on Annex 1, dated May 3, 2001/(6)/
10.3 Employment Agreement between Encore Medical Corporation and Jack Cahill dated June 12, 2001
10.4 Employment Agreement between Encore Medical Corporation and August Faske dated June 12, 2001
10.5 Employment Agreement between Encore Medical Corporation and Kenneth W. Davidson dated June 12, 2001
10.6 Employment Agreement between Encore Medical Corporation and Craig L. Smith dated June 12, 2001
10.7 Employment Agreement between Encore Medical Corporation and Harry L. Zimmerman dated June 12, 2001
10.8 Restricted Stock Agreement between Encore Medical Corporation and Jack Cahill dated June 12, 2001
10.9 Restricted Stock Agreement between Encore Medical Corporation and August Faske dated June 12, 2001
10.10 Restricted Stock Agreement between Encore Medical Corporation and Kenneth W. Davidson dated June 12, 2001
10.11 Restricted Stock Agreement between Encore Medical Corporation and Craig L. Smith dated June 12, 2001
10.12 Restricted Stock Agreement between Encore Medical Corporation and Harry L. Zimmerman dated June 12, 2001
10.13 Restricted Stock Agreement between Encore Medical Corporation and Greg Kaseeska dated June 12, 2001
10.14 Restricted Stock Agreement between Encore Medical Corporation and Kathy Wiederkehr dated June 12, 2001
10.15 Restricted Stock Agreement between Encore Medical Corporation and Jess Jackson dated June 12, 2001
10.16 Restricted Stock Agreement between Encore Medical Corporation and J.D. Webb, Jr. dated June 12, 2001
10.17 Asset Purchase Agreement among Encore Medical Corporation, Tecnol, Inc., Kimberly-Clark Corporation, and Kimberly-Clark Worldwide, Inc./(7)/
10.18 Stock Purchase Agreement among Encore Medical Corporation and the Sellers of Chattanooga Group, Inc. dated November 23, 2001/(8)/
10.19 Credit Agreement among Encore Medical Corporation and its Subsidiaries, Bank of America, National Association as Agent and the Financial Institutions named therein as Lenders, dated February 8, 2002/(8)/
10.20 Revolving Loan Note and Term Notes A and B by Encore Medical Corporation and its subsidiaries dated February 8, 2002/(8)/
10.21 Note and Equity Purchase Agreement between Encore Medical Corporation and its subsidiaries and CapitalSource Finance LLC dated February 8, 2002/(8)/
10.22 Four Senior Subordinated Notes by Encore Medical Corporation and its subsidiaries dated February 8, 2002/(8)/
10.23     Encore Medical Corporation 1996 Incentive Stock Plan
10.24     Encore Medical Corporation 2000 Non-Executive Directors Option Plan
21        Schedule of Subsidiaries of Encore Medical Corporation
23.1      Independent Auditors Consent--KPMG LLP
23.2      Independent Auditors Consent--PricewaterhouseCoopers LLP

/(1)/ Filed as an exhibit to Amendment No. 1 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on July 14, 1995
/(2)/ Filed as an exhibit to Amendment No. 2 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on February 20, 1996
/(3)/ Filed as an exhibit to HCAC's Registration Statement on Form S-4 (333-22053) filed with the SEC on February 19, 1997
/(4)/     Filed as an exhibit to Company's Form 8-K filed with the SEC on May
          30, 1997
/(5)/ Filed as an exhibit to Company's Form 10-K filed with the SEC on March 30, 1998
/(6)/ Filed as an exhibit to Company's Form 8-K filed with the SEC on June 28, 2001
/(7)/ Filed as an exhibit to Company's Form 8-K filed with the SEC on July 17, 2001
/(8)/ Filed as an exhibit to Company's Form 8-K filed with the SEC on February 25, 2002
/(9)/ Filed as an exhibit to Company's Definitive 14A filed with the SEC on May 9, 2001

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Encore Medical Corporation


3/27/02                   By: /s/ Kenneth W. Davidson
                            -----------------------------
Date                        Kenneth W. Davidson, Chairman of the Board
                            and Chief Executive Officer


3/27/02                     By: /s/ August Faske
                            -----------------------------
Date                        August Faske, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


3/28/02                     By: /s/ Jay M. Haft
                            -----------------------------
Date                        Jay M. Haft, Director


3/27/02                     By: /s/ Joel Kanter
                            -----------------------------
Date                        Joel Kanter, Director


3/22/02                     By: /s/ John H. Abeles
                            -----------------------------
Date                        John H. Abeles, Director


3/28/02                     By: /s/ Nick Cindrich
                            -----------------------------
Date                        Nick Cindrich, Director


3/23/02                     By: /s/ Richard Martin
                            -----------------------------
Date                        Richard Martin, Director


3/25/02                     By: /s/ Zubeen Shroff
                            -----------------------------
Date                        Zubeen Shroff, Director


3/27/02                     By: /s/ Bruce F. Wesson
                            -----------------------------
Date                        Bruce F. Wesson, Director