Form 10-Q
period 2002-03-30
ENCORE MEDICAL CORP
filed 2002-05-14
CIK 944763

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Title                                              Outstanding
         -----                                              -----------
         Common Stock                                        11,027,347
         $5 Warrants                                          3,536,700

Part I.  Financial Information
ITEM 1.  FINANCIAL STATEMENTS

Encore Medical Corporation and Subsidiaries
Consolidated Balance Sheets
As of March 30, 2002 and December 31, 2001
(in thousands, except share data)
(unaudited)


                                                                                  March 30,       December 31,
                                                                                       2002               2001
                                                                                       ----               ----
Assets
Current assets:
Cash and cash equivalents                                                              $292             $5,401
Accounts receivable, net of allowance for doubtful accounts of $207 and
     $154, respectively.                                                             14,894              5,828
Inventories, net of allowance of $5,018 and $4,477, respectively                     29,479             22,911
Deferred tax assets                                                                   2,818              2,461
Prepaid expenses and other current assets                                             1,077              1,327
                                                                                -----------        -----------
Total current assets                                                                 48,560             37,928

Property and equipment, net                                                          12,567              7,233
Intangible assets, net                                                               15,998              2,622
Goodwill                                                                             13,049              3,422
Other assets                                                                          3,618                457
                                                                                -----------        -----------
Total assets                                                                        $93,792            $51,662
                                                                                ===========        ===========

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt                                                    $5,026             $9,975
Accounts payable                                                                      5,394              2,737
Accrued expenses                                                                      7,873              3,355
                                                                                -----------        -----------
Total current liabilities                                                            18,293             16,067

Long-term debt, net of current portion                                               34,058              2,851
Other non current liabilities                                                           726                567
                                                                                -----------        -----------
Total liabilities                                                                    53,077             19,485

Stockholders' equity:
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized;
     132,353 shares issued and outstanding; aggregate liquidation
     preference of $13,500                                                           12,840             12,840
Common stock, $0.001 par value, 35,000,000 shares authorized; 11,663,000
     and 11,441,000 shares issued, respectively                                          12                 11
Additional paid-in capital                                                           30,515             22,052
Notes received for sale of common stock                                              (1,187)            (1,187)
Deferred compensation                                                                   (17)               (56)
Retained earnings                                                                       595                560
Less cost of repurchased stock, warrants and rights (635,000 shares)                 (2,043)            (2,043)
                                                                                -----------        -----------
Total stockholders' equity                                                           40,715             32,177
                                                                                -----------        -----------
Total liabilities and stockholders' equity                                          $93,792            $51,662
                                                                                ===========        ===========


See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 30, 2002 and March 31, 2001
(in thousands, except share and per share amounts)
(unaudited)


                                                         Three Months Ended
                                                      March 30,     March 31,
                                                           2002          2001
                                                           ----          ----
Sales                                                   $19,396        $8,719
Cost of goods sold                                        9,618         3,210
                                                         ------        ------
Gross margin                                              9,778         5,509

Operating expenses:
Research and development                                    618           399
Selling, general and administrative                       8,324         4,466
                                                         ------        ------

Operating income                                            836           644

Interest income                                              43             4
Interest expense                                           (817)         (364)
Other income                                                  3            61
                                                          -----         -----

Income before income taxes                                   65           345
Provision for income taxes                                   30           117
                                                          -----         -----
Net income                                                  $35          $228
                                                          =====         =====

Basic earnings per share                                  $0.00         $0.03
Shares used in computing basic earnings
     per share                                       10,018,000     8,893,000
Diluted earnings per share                                $0.00         $0.02
Shares used in computing diluted earnings
     per share                                       25,755,000     9,362,000


See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Cash Flow
For the three months ended March 30, 2002 and March 31, 2001
(in thousands)
(unaudited)


                                                                       Three Months Ended

                                                                      March 30,    March 31,
                                                                         2002         2001
                                                                         ----         ----
Cash flows from operating activities:

Net income                                                                $35         $228
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation                                                         746          503
     Amortization of intangibles                                          230          156
     Amortization of debt issuance costs                                  354            -
     Noncash interest expense                                              57            -
     Stock based compensation                                              91           37
     Loss on disposal of assets                                             7            8
     Deferred taxes                                                        12            -
Changes in operating assets and liabilities:

   Increase in accounts receivable                                       (102)        (926)
   Decrease in inventories                                              1,581          520
   (Increase) decrease in prepaid expenses and other
       assets/liabilities                                                (213)          53
   (Decrease) increase in accounts payable and accrued expenses        (2,103)       1,053
                                                                     --------      -------

   Net cash provided by operating activities                              695        1,632
                                                                     --------      -------

Cash flows from investing activities:

Proceeds on sale of assets                                                 -             2
Purchases of property and equipment                                      (223)        (501)
Acquisition of Chattanooga Group, Inc.                                (32,578)           0
                                                                     --------      -------
   Net cash used in investing activities                              (32,801)        (499)
                                                                     --------      -------

Cash flows from financing activities:

Proceeds from issuance of stock                                            77           30
Proceeds from long-term obligations                                    39,078            -
Payments on long-term obligations                                     (12,742)      (1,163)
                                                                     --------      -------

   Net cash used in financing activities                               26,413       (1,133)
                                                                     --------      -------

Net decrease in cash and cash equivalents                              (5,693)           -
Cash and cash equivalents at beginning of period                        5,401            1
                                                                     --------      -------

Cash and cash equivalents at end of period                               $292           $1
                                                                     ========      =======

Non-cash investing and financing activities:

Repurchase of treasury stock through issuance of a note                     -         $409
Issuance of stock purchase warrants                                    $7,904            -
Issuance of common stock for services provided in connection with
   the Chattanooga acquisition                                           $431            -

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Encore Medical Corporation ("EMC"), a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as the "Company" or "Encore"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 2001. Certain amounts in the prior period have been reclassified to conform to the current period presentation.

     Encore Orthopedics, Inc., a Delaware corporation and the primary operating subsidiary of EMC, was converted on February 7, 2002, from a Delaware corporation to a Delaware limited partnership, Encore Medical, L.P. It has two partners, Encore Medical GP, Inc. ("EGP") and Encore Medical Asset Corporation ("EMAC"), the general partner and limited partner, respectively. Both of these corporations are wholly owned subsidiaries of Encore Medical Corporation. Prior to February 7, 2002, neither EGP nor EMAC had any operations. On March 1, 2002, Chattanooga Group, Inc. was merged into and with Encore Medical, L.P., Encore Medical, L.P. being the surviving entity. All of the assets, liabilities, operations and financial results of Encore Medical L.P., EGP and EMAC are consolidated in the financial statements of EMC.

2.   NEW ACCOUNTING STANDARDS

     The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which resulted in a $37,000 increase to the first quarter's net earnings and is expected to increase full-year net earnings by approximately $148,000. The Company has not yet determined the financial impact that the impairment provisions of SFAS No. 142 will have on its consolidated financial statements. Any impairment charge resulting from the transitional impairment testing will be reflected as a cumulative effect of a change in accounting principle.

     The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                     Three Months Ended
                                                    March 30,    March 31,
                                                       2002         2001
                                                       ----         ----
Reported net income                                     $35         $228
Goodwill amortization                                     -           46
                                                      -----        -----
Adjusted net income                                     $35         $274
                                                      =====        =====

BASIC EARNINGS PER SHARE:
  As reported                                         $0.00        $0.03
  Goodwill amortization                                   -            -
                                                      -----        -----
  Adjusted                                            $0.00        $0.03
                                                      =====        =====

DILUTED EARNINGS PER SHARE:
  As reported                                         $0.00        $0.02
  Goodwill amortization                                   -         0.01
                                                      -----        -----
  Adjusted                                            $0.00        $0.03
                                                      =====        =====

                                     - 5 -

     As of March 31, 2002, the Company had $6 million of indefinite-lived intangible assets (trademarks). The Company also had $11 million of other intangible assets which will continue to be amortized over their remaining useful lives ranging from 1 to 40 years.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on its financial condition or results of operations.

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." There was no impact to the Company's operating results or financial position related to the adoption of this standard.

3.   DESCRIPTION OF BUSINESS

     EMC has only a single operating subsidiary. This company designs, manufactures, markets and distributes orthopedic products and supplies. Its products are used primarily by orthopedic medical specialists to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and participation in sporting events. EMC's surgical products cover a broad variety of orthopedic needs and include hip, knee and shoulder implants to reconstruct damaged joints, trauma products to reconstruct bone fractures, and spinal implants to aid in the repair of the spinal column. The Company has one of the broadest lines of orthopedic soft goods in the marketplace for non-surgical products that repair, regenerate and rehabilitate soft tissue and bone, and protect against injury. The Chattanooga Group Division of Encore has a complete line of all items necessary for rehabilitation of orthopedic injuries, serving the needs of physical therapists, chiropractors and sports medicine professionals.

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

4.   INVENTORIES

     Inventories at March 30, 2002 and December 31, 2001 are as follows (in thousands):

                                             March 30, 2002       December 31, 2001
                                             --------------       -----------------
Components and raw materials                      $8,009                  $6,323
Work in process                                    1,309                     805
Finished goods                                    25,179                  20,260
                                                 -------                 -------
                                                  34,497                  27,388
Less-inventory reserves                           (5,018)                 (4,477)
                                                 -------                 -------
                                                 $29,479                 $22,911
                                                 =======                 =======

5.   EARNINGS PER SHARE

     The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended March 30, 2002 and March 31, 2001, respectively, are as follows (in thousands):


                                                   Three Months Ended
                                                   March 30,   March 31,

                                                        2002        2001
                                                        ----        ----
Shares used in computing basic earnings per
       share attributable to common
       stockholders                                   10,018       8,893
Plus:  Convertible preferred stock                    13,235           -
Plus:  Warrants issued in connection with
       financing the acquisition of
       Chattanooga Group, Inc.                         1,267           -


Plus:  Remaining common stock equivalents              1,235         469
                                                      ------       -----
Shares used in computing diluted earnings
       per share attributable to common
       stockholders                                   25,755       9,362
                                                      ======       =====

     The Company has excluded certain stock options and warrants from the calculation of diluted earnings per share because their exercise price was greater than the average market price of the common shares. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share were 4,017,232 for the first quarter ended March 30, 2002 and 5,715,481 for the quarter ended March 31, 2001.

6.   ACQUISITION OF CHATTANOOGA GROUP, INC.

     On February 8, 2002, EMC acquired all of the issued and outstanding shares of capital stock of Chattanooga Group, Inc. ("Chattanooga") pursuant to a Stock Purchase Agreement for a cash purchase price of $31,500,000. This price was subject to adjustment for the change in the net worth of Chattanooga between October 1, 2001 and February 8, 2002. The Company has determined this adjustment amount to be $3,547,000 and has recorded this increase in the purchase price at March 30, 2002. Payment on this amount is due in the second quarter of 2002. In order to finance this acquisition, EMC entered into a Credit Agreement with Bank of America, N.A. (the "Credit Agreement") for maximum borrowings up to $30,000,000, subject to limitations based upon the Company's Borrowing Base, as defined therein, and a Note and Equity Purchase Agreement with CapitalSource Finance LLC (the "Note Agreement") for $24,000,000.

     The total purchase price paid for Chattanooga approximating $36,685,000, including cash payments of $31,500,000, the adjustment of $3,547,000, and issuance costs of approximately $1,638,000, was preliminary allocated as follows based upon the fair value of the assets acquired and liabilities assumed (dollars in thousands):

Current assets                                  $ 18,612
Tangible and other noncurrent assets               5,864
Liabilities assumed                              (10,949)
Intangible assets                                 13,531
Goodwill                                           9,627
                                                --------
                                                $ 36,685
                                                ========

     The tangible assets are being depreciated over their useful lives of three to twenty years. The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable:

         Asset class             Fair value        Wtd. Avg. Useful life
         -----------             ----------        ---------------------
Patents                            $ 1,829               11 years
Trademarks/ Trade names              6,425              Indefinite
Distributor network                  5,277               20 years
Goodwill                             9,627              Indefinite
                                   -------
                                   $23,158
                                   =======

     In connection with this acquisition and financing, EMC paid off the outstanding balances of certain Chattanooga debt totaling approximately $4,800,000. EMC also repaid all amounts outstanding under its current revolving credit facility, which approximated $6,600,000, with proceeds from a similar revolving credit facility as part of the Credit Agreement.

     The results of Chattanooga have been included within the consolidated statement of operations since the date of acquisition, February 8, 2002.

     The following unaudited pro forma information presents results of operations of Encore Medical Corporation as if the acquisition of Chattanooga occurred as of January 1 of the respective year. These pro forma results assume debt service costs associated with the Chattanooga acquisition, calculated at the Company's effective tax rate for the applicable period. Although prepared on a basis consistent with EMC's consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results (in thousands, except for share and per share data):


                                                                   Three Months Ended
                                                                March 30,       March 31,
                                                                  2002            2001
                                                                  ----            ----
Revenue                                                           $25,352         $19,761
Income (loss) before income taxes                                     $45           $(254)
Net (loss) income                                                     $24           $(168)

Basic earnings (loss) per share                                     $0.00          ($0.02)
Shares used in computing basic earnings (loss) per share       10,018,000       8,893,000
Diluted earnings (loss) per share                                   $0.00          ($0.02)
Shares used in computing diluted earnings (loss) per share     26,683,000       8,893,000

7.   LONG-TERM DEBT

     Long-term debt (including capital lease obligations) consists of the following (in thousands):


                                                                                          March 30,    December 31,
                                                                                            2002           2001
                                                                                         -----------   ------------
   $30,000,000  credit  facility  from a financial  institution  consisting  of two term    $ 16,155             $ -
        loans and a revolving line of credit;  interest at the  institution's  base rate or LIBOR  rate plus an  applicable  margin  based  upon the type of loan and the ratio of debt to EBITDA;  the term loans are payable  monthly through March 2005 and September 2003; the line of credit is due February 2005;  collateralized  by all assets of EMC;  commitment  fee of 0.5% of unused  line  balance;  available borrowings at March 30, 2002 of $4,800,000 based upon the current Borrowing Base

   $24,000,000  senior   subordinated  note  payable  to  a  financial   institution  in      17,639               -
        connection  with the  acquisition of Chattanooga  Group,  Inc.;  interest at the greater  of 13% or the prime  rate plus 4%  (subject  to a maximum  cap of 15%);
        plus payment in kind  interest of 2.75%,  payable  monthly,  due February  2007;
        less unamortized deferred charges of $6,417

   $10,500,000 revolving credit facility from a financial  institution;  interest at the           -           6,572
        lesser of the  institution's  base rate plus 1.5% or LIBOR plus  2.75%  (5.5% at
        December 31, 2001), payable monthly;  collateralized by all assets of Encore and guaranteed  by EMC;  commitment  fee of 0.375% of unused  balance;  due  October
        2002;  available  borrowings at December 31, 2001 of  $3,864,000,  calculated as the credit limit less total borrowings and letters of credit of $64,000

   8%  unsecured  note  payable to a  corporation  in  connection  with the OSG Products       2,090           2,482
        acquisition, payable in monthly installments of $130,000 through July 1, 2003

   6.5% unsecured note payable to a former  employee in connection with a stock purchase         261             291
        agreement  payable in bi-weekly  installments of $5,000 (principal and interest)
        through January 23, 2004

   8.9% unsecured note payable to  individuals in connection  with the BTI  acquisition,       2,116           2,240
        payable in varying quarterly installments through March 31, 2005.

   9.5% note payable to a  corporation,  payable in quarterly  installments  of $231,250         463             925
        plus  interest  through  September 30, 2002,  secured by inventory  purchased in connection with this note

   Capital lease obligations, collateralized by related equipment                                360             316

                                                                                         ------------ ----------------
                                                                                              39,084          12,826

   Less - current portion                                                                     (5,026)         (9,975)
                                                                                         ------------ ----------------
                                                                                            $ 34,058        $  2,851
                                                                                         ------------ ----------------

     The debt agreements related to the $30,000,000 credit facility and the $24,000,000 senior subordinated note payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreement and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement. The Company is either in compliance with, or has obtained waivers from, all debt covenants and warranties.

     Pursuant to the terms of the senior subordinated note payable, the Company issued a warrant to the lender, pursuant to which the lender has the right to acquire for a period of five years up to an aggregate of 2,198,614 shares of the Company's Common Stock (the "Warrants"). Further, under the terms of the Note Agreement, if the Company fails to generate certain amounts of earnings before interest, taxes, deprecation and amortization, the Company would have the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6,000,000 of the aggregate principal under the Note Agreement. If the Company exercises this right, then a pro-rata portion of the Warrants (the "Conveyed Warrants") will be conveyed by the lender to the Galen Entities (as defined below). In the event the Company has the right to prepay but does not choose to exercise this right, then the Galen Entities will purchase the amount of notes that the Company has the right to prepay. In the event the Galen Entities purchase any notes from the lender, then upon such purchase, (a) those notes will automatically convert into additional shares of Series A Preferred Stock and (b) a pro-rata portion of the Warrants will also be conveyed by the lender to the Galen Entities.

     The Galen Entities and the lender have entered into an agreement (the "Agreement") to evidence certain of the foregoing obligations. As an inducement for the Galen Entities to enter into the Agreement, the Company granted the Galen Entities options (the "Option") dated as of February 8, 2002 to acquire up to the number of shares of Common Stock which have a value equal to $6,000,000, at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of the Common Stock on the date of exercise. If the Galen Entities choose to exercise the Option, then any Conveyed Warrants will automatically be terminated. Conversely, if the Galen Entities choose to exercise any Conveyed Warrants, then the Option will automatically be terminated. The Option will otherwise automatically terminate on the earlier of
(i) the 30th day following the date the Galen Entities are no longer obligated to purchase any notes under the Agreement, (ii) the date the Galen Entities acquire any senior subordinated notes, or (iii) August 15, 2003.

     The Warrants and Option granted above were valued at $6,596,000 and $1,308,000, respectively. The value of the Warrant is recorded as a reduction of long-term debt on the balance sheet and is being amortized to interest expense over the term of the Note Agreement (five years). The value of the Option is recorded as an other asset on the balance sheet and is being amortized to interest expense over the life of the Option (eighteen months). During the period ended March 30, 2002, amortization expense relating to the Warrants and Option was $178,000 and $117,000, respectively.

8.   ACQUISITION OF ORTHOPEDIC SOFT GOODS PRODUCTS

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

     Of the total purchase price, $2,111,802 was allocated to acquired intangible assets having a weighted-average useful life of approximately 9 years. The intangible assets that make up that amount include customer lists of $316,770 (2-year weighted-average useful life), transferable licenses of $1,583,852 (17-year weighted-average useful life), and intellectual property of $211,180 (15-year weighted-average useful life).

9.   SEGMENT INFORMATION

     EMC has three reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." EMC's reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The surgical segment sells reconstructive products including knee, hip, shoulder and spinal implants and trauma-related products. The soft goods segment sells knee, shoulder, ankle and wrist braces; neoprene supports; slings; cervical collars; and immobilizers for various joints in the body. The rehabilitation segment sells electrotherapy units, therapeutic ultrasound equipment, continuous passive motion devices, and therapy tables, along with heating and chilling units.

     Information regarding business segments is as follows (in thousands):


                                                                  Three Months Ended
                                                                 March 30,    March 31,
                                                                    2002         2001
                                                                  -------       ------
                    Sales:
                      Surgical                                     $8,195       $8,719
                      Soft goods                                    4,738            -
                      Rehabilitation                                6,463            -
                                                                  -------       ------
                        Consolidated net sales                    $19,396       $8,719
                                                                  =======       ======

                    Gross margin:
                      Surgical                                     $5,688       $5,509
                      Soft goods                                    1,613            -
                      Rehabilitation                                2,477            -
                                                                  -------       ------
                        Consolidated gross margin                  $9,778       $5,509
                                                                  =======       ======

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

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, proposes a new requirement that all public companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company applies the following critical accounting policies in the preparation of its financial statements:

Inventory Reserves
------------------

     The nature of EMC's surgical business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. EMC records inventory at the lower of cost or market, with cost based upon average actual cost. General inventory reserves are maintained for the possible impairment of the inventory for such issues as slow moving, excess, product obsolescence and valuation. In determining the adequacy of its reserves, at each reporting period EMC analyzes the following, among other things:

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

Revenue Recognition
-------------------

     The Company's products are sold through (i) a network of sales representatives and foreign distributors, (ii) through large medical/surgical product distributors, and (iii) through a worldwide network of distributors and durable medical equipment suppliers. Revenues from sales made by representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure and a purchase order is received. Revenues from sales to foreign customers are recorded when the product is shipped to the customer. The foreign distributors, who sell the products to other customers, take title to the products, have no special rights of return, and assume the risk for credit and obsolescence. For the soft goods and rehabilitation divisions, sales are recorded at the time the product is shipped to the customer.

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

Deferred Tax Asset Valuation Allowance
--------------------------------------

     In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon EMC attaining future taxable income during the periods in which those temporary differences become deductible. Based upon management's projections of future taxable income and the periods and manner in which EMC's deferred tax assets will be available, management estimates that it is more likely than not that all of EMC's deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance at March 30, 2002.

Results of Operations

Three Months Ended March 30, 2002, as Compared to the Three Months Ended March 31, 2001.

     Sales were $19,396,000 for the quarter ended March 30, 2002, representing an increase of $10,677,000 or 123% over the quarter ended March 31, 2001. The primary reason for this significant increase was the acquisition by the Company during 2001 of the OSG Products and the acquisition during February 2002 of Chattanooga. In the Surgical Division (which is responsible for designing, manufacturing and selling total joint and trauma implants and spinal implant products) sales decreased 6% when compared to sales levels during 2001 to $8,195,000. However, this overall decrease masks the improvements made in domestic sales, where the greatest concentration of efforts has occurred. Sales of reconstructive devices in the United States increased 15% over the levels of the prior year; with spine implant sales increasing 197% over the first quarter of 2001. During the last quarter of 2001, a competitor acquired the Company's primary European distributor and as a result, sales outside the U.S. decreased 57% when compared to the sales levels of 2001. It is expected that this decrease in non-domestic sales will continue during the remainder of 2002. The Soft Goods Division, a July 2001 acquisition, reported sales of $4,738,000 and the Chattanooga Group Division, a first quarter 2002 acquisition, reported sales of $6,463,000 for the period beginning on February 8, 2002, the date of the acquisition, through the end of the quarter.

     Gross margin increased by $4,269,000 to $9,778,000 as compared to $5,509,000 for the first quarter of 2001. This increase was a result of three factors. First, the addition of the Chattanooga Group Division accounted for $2,477,000 of the increase. Second, sales of the OSG Products accounted for $1,613,000. The remainder was generated in the Surgical Division where the gross margin increased 3%. While the gross margin grew by absolute dollar amounts, gross margin as a percent of sales decreased from 63% to 50% when compared to the first quarter of 2001. This is because sales of OSG Products and rehabilitation equipment in the Chattanooga Group Division yield lower gross margins than sales of surgical products. These divisions gross margins were 34% and 38% of sales, respectively. Surgical gross margins as a percent of sales improved for the quarter from 63% to 69% due to the change in geographical mix in favor of U.S. sales that yield higher margins.

     Research and development expenses increased $219,000 or 55% from the first quarter of 2001. The acquisition of Chattanooga accounted for $179,000 of the increase while surgical division expenditures increased by $40,000. This was due to continuing clinical studies on a mobile bearing knee product.

     Selling, general, and administrative expenses increased $3,858,000 or 86% compared to the first quarter of 2001. These expenses increased in part due to the acquisitions of Chattanooga, which incurred $1,502,000 of selling, general and administrative expenses, and OSG Products, which incurred $1,683,000 for these expenses in this division during the first quarter of 2002. Royalties and commissions associated with increased sales of surgical products had an impact on increased expenses. However, as a percent of sales, selling, general and administrative expenses decreased to 43% for the quarter from 51% in the first quarter of 2001.

     The combination of all of these factors resulted in a 30% increase in operating income to $836,000 compared to $644,000 in the first quarter of 2001. Interest expense increased $453,000 for the three months ended March 30, 2002, to $817,000 as compared to $364,000 during the same period in the prior year. This was primarily due to interest expense related to the note payable to Kimberly-Clark arising from the acquisition of the OSG Products and interest expense relating to the acquisition of Chattanooga.

     Overall, net income for the quarter ended March 30, 2002 was $35,000 as compared to net income of $228,000 during the first quarter of 2001.

Liquidity and Capital Resources

     Since inception, EMC has financed its operations through the sale of equity securities, borrowings and cash flow from operations. As of March 30, 2002, EMC had borrowed approximately $16,000,000 under the Credit Agreement, with the availability (based upon the current Borrowing Base) of approximately an additional $4,800,000 to borrow for working capital and general corporate purposes.

     During the first quarter of 2002, operating activities provided cash and cash equivalents of $695,000. This compares unfavorably to 2001 when operating activities provided cash and cash equivalents of $1.6 million. The decline from year to year was primarily due to a decrease in accounts payable and accrued liabilities, as compared to an increase in the prior year, which was offset by a decrease in inventory which was a larger decrease than in the prior year.

     In June 2001, EMC raised $12.8 million, net of issuance costs of $660,000, in connection with the sale of Series A Preferred Stock. The purpose of raising this money was to fund acquisitions EMC had previously announced it was pursuing. The first of these acquisitions was completed on July 2, 2001, with the purchase of the OSG Products from Kimberly-Clark Corporation.

     In order to finance the acquisition of Chattanooga, EMC and its subsidiaries entered into the Credit Agreement dated as of February 8, 2002 with Bank of America, National Association, as agent, and the lenders signatory thereto, for a maximum borrowing capacity of up to $30,000,000, subject to limitations based upon EMC's Borrowing Base, as defined (the "Senior Credit Facility"), pursuant to the Credit Agreement. EMC and its subsidiaries executed various security documents in order to secure the financing under the Credit Agreement, including security agreements, a mortgage, guaranty agreements, a copyright security agreement, patent security agreements, trademark security agreements and various Uniform Commercial Code financing statements.

     Further, in order to finance the acquisition of Chattanooga, EMC and its subsidiaries entered into a Note Agreement dated as of February 8, 2002 with CapitalSource Finance LLC, as agent and purchaser ("CapitalSource"), pursuant to which EMC sold $24,000,000 in Senior Subordinated Notes (the "Senior Subordinated Notes") to CapitalSource. EMC and its subsidiaries executed various security documents in order to secure the financing under the Note Agreement, including security agreements, a mortgage, guaranty agreements, a copyright security agreement, patent security agreements, trademark security agreements and various Uniform Commercial Code financing statements. The security interests created by the security documents executed pursuant to the Note Agreement are junior and subordinate to the security interests created by the security documents executed pursuant to the Credit Agreement.

     These debt arrangements contain operating and financial restrictions that may restrict EMC's business and financing activities. These debt agreements restrict EMC's ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or
(ix) enter into mergers or consolidations.

     Under the Note Agreement, if EMC generates less than certain amounts of earnings before interest, taxes, depreciation and amortization, then EMC would have the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6,000,000 aggregate principal amount of the Senior Subordinated Notes. If EMC exercises this right, then a pro-rata portion of the CS Warrants (as defined below) (the "Conveyed Warrants") will be conveyed by CapitalSource to the Galen Entities (as defined below). In the event EMC does not choose to exercise this right, then three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the "Galen Entities"), have agreed to purchase the amount of Senior Subordinated Notes that EMC has the right to prepay. The Galen Entities beneficially own approximately 51% of the outstanding shares of common stock (on an as-converted basis) of EMC. In the event the Galen Entities purchase any Senior Subordinated Notes from CapitalSource, then upon such purchase, (a) those notes will automatically convert into additional shares of EMC's Series A Preferred Stock at a conversion price equal to the lower of (i) $150 per share or (ii) 50 times the greater of $1 or the trailing ten-day average closing price of the Company's common stock on the date of conversion, and (b) a pro-rata portion of the Warrants will also be conveyed by CapitalSource Holdings LLC to the Galen Entities. As an inducement for the Galen Entities to enter into the CapitalSource/Galen Agreement, EMC granted the Galen Entities options dated as of February 8, 2002 (the "Option") to acquire up to that number of shares of EMC common stock with a value equal to $6,000,000 at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of EMC's common stock on the date of exercise. If the Galen Entities choose to exercise their rights under the Option, then any Conveyed Warrants will automatically be terminated. Conversely, if the Galen Entities choose to exercise any Conveyed Warrants, then the Option will automatically be terminated. The Option will otherwise automatically terminate on the earlier of
(i) the 30th day following the date the Galen Entities are no longer obligated to purchase any Senior Subordinated Notes under the CapitalSource/Galen Agreement, (ii) the date the Galen Entities acquire any Senior Subordinated Notes or (iii) August 15, 2003.

     EMC is either in compliance with, or had obtained waivers from, all of its financial covenants under its credit agreements. While EMC's current forecast shows that the Company will be able to meet the financial covenants during 2002 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that the forecasts will prove accurate or that the bank's requirements will be able to be met. There exists the possibility that EMC will need to obtain additional equity financing, although there is no assurance as to the amount, availability or cost of such financing.

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

     EMC is exposed to certain market risk as part of its ongoing business operations. Primary exposure includes changing in interest rates. EMC is exposed to interest rate risk in connection with the term loans and borrowings under the Credit Agreement, which bears interest at floating rates based on the London Interbank Offered Rate ("LIBOR") or the prime rate plus an applicable borrowing margin. EMC manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. With the new financing incurred in connection with the acquisition of Chattanooga Group, Inc., all of the Senior Credit Facility is variable rate debt, while the Senior Subordinated Notes, while having the possibility for interest rate fluctuation, are structured so as to remain at no less than 13% interest and no more than 15% interest. EMC may use derivative financial instruments where appropriate to manage its interest rate risk. However, as a matter of policy, it does not enter into derivative or other financial investments for trading or speculative purposes. To date, it has entered into no derivative financial instruments. All of the Company's sales have been denominated in U.S. dollars, and therefore the Company has not been subject to foreign currency exchange risks. However, as the Company begins to directly distribute its products in selected foreign markets, it is expected that future sales of these products in these markets will be denominated in the applicable foreign currencies, which would cause currency fluctuations to more directly impact its operating results.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the fall of 2001, Encore began a number of legal proceedings against Akthea S.A.R.L. ("Akthea"), its former distributor in France. The nature of the claims revolves around monies that were not paid to Encore by Akthea in connection with the distribution agreement and lease agreement that were entered into by the parties. The cases by Encore were filed in both United States District Court in Texas related to the lease agreement issues, and with the International Chamber of Commerce Arbitration Panel in London related to the distribution agreement issues. On February 25, 2002, Encore was awarded a judgment against Akthea in connection with the United States District Court case in the amount of $377,000. The International Chamber of Commerce Arbitration case is in the process of appointing arbitrators and scheduling arguments. In partial response to these actions, Akthea has brought suit against Encore, along with Endo Plus France S.A.R.L., Plus Endoprothetik AG and Plus Endoprothetik GmbH (collectively "Plus"), in Commercial Court located in Nanterre, France, alleging, as best as can be determined, that the defendants have conspired to introduce into commerce in France implants which combine the products of Encore and Plus and hence have caused a risk of injury to the French public, as well as have violated the exclusivity provisions of the Distribution Agreement between Encore and Akthea. Encore is vigorously challenging the facts, conclusions and jurisdiction of the French case and has requested that this case be stayed until such time as the International Chamber of Commerce Arbitration case is resolved. The French Commercial Court recently stayed the first of the Akthea-brought cases to come before it pending resolution of the dispute under the International Chamber of Commerce Arbitration case.

     During 2000, the Company had brought suit against one of its former sales agents and two other corporations alleging, inter alia, that the sales agent had violated his non-competition provisions of this Sales Representative Agreement with the Company and that the two corporations had tortuously interfered with the Company's contract rights with respect to such sales agent. In the first quarter of 2002, the case was settled with all parties. As a result, the Company obtained a judgment that the non-competition provisions of the Sales Representative Agreement were valid and enforceable as written, the sales agent paid the Company certain sums of money, one of the two corporations agreed to pay monetary amounts to the Company, and the other agreed to renegotiate an agreement it had with the Company so as to make the terms more favorable to the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     1. In connection with the Note Agreement, EMC granted CapitalSource a warrant to purchase up to an aggregate of 2,198,614 shares of common stock of the Company (the "CS Warrants") (constituting 8.25% of the issued and outstanding common stock (calculated on a fully diluted, as converted basis, determined using the treasury stock method) of EMC as of February 8, 2002). The number of shares of common stock that may be acquired under the CS Warrant is initially 2,150,000. In the event that EMC obtains the approval of its stockholders, as is required in order to comply with NASDAQ Marketplace Rule 4350(i)(1)(D), prior to July 1, 2002, the number of shares that may be acquired under the CS Warrant will be increased to 2,198,614. If that approval is not obtained, then EMC would be obligated to pay CapitalSource a fee equal to the greater of (i) $324,255.38 and (ii) the product of 48,614 multiplied by the per share fair market value of EMC's common stock as of July 1, 2002.

     2. In connection with the financing of the Chattanooga acquisition, the terms of the Series A Preferred Stock were modified to extend from May 2, 2002 until November 15, 2003, the date on which the Company could exercise certain rights to require the conversion of the Series A Preferred Stock into Common Stock of the Company. In addition, the number of shares of preferred stock that were designated as Series A Preferred Stock was increased from 135,000 to 255,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       Exhibits.  None
         --------

2.       Reports on Form 8-K.
         -------------------

          A. On February 25, 2002, the Company filed a Form 8-K in connection with its acquisition of Chattanooga Group, Inc.

          B. On April 17, 2002, the Company filed a Form 8-K/A in connection with its acquisition of Chattanooga Group, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2002           By:  /s/ Kenneth W. Davidson
------------                -----------------------
Date                        Kenneth W. Davidson, Chairman of the Board, Chief
                            Executive Officer and President


May 14, 2002           By:  /s/ August Faske
------------                ----------------
Date                        August Faske, Executive Vice President - Chief
                            Financial Officer