Form 10-Q/A
period 2002-03-30
ENCORE MEDICAL CORP
filed 2002-05-30
CIK 944763

                                   FORM 10-Q/A

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

EXPLANATORY NOTE:

This Amendment No. 1 is being filed by the undersigned registrant to correct certain typographical and table footing errors included in information provided in response to Part 1, Item 1, Financial Information, "Consolidated Statements of Cash Flow" in its Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 filed with the Securities and Exchange Commission on May 14, 2002. Changes have been made in the following:

     o    Proceeds from long-term obligations
     o    Net cash provided by (used in) financing activities
     o    Net decrease in cash and cash equivalents

The entire Consolidated Statements of Cash Flows, reflecting the aforementioned corrections is set forth below.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Cash Flow
For the three months ended March 30, 2002 and March 31, 2001
(in thousands)
(unaudited)

                                                                                     Three Months Ended
                                                                                    March 30,    March 31,
                                                                                         2002         2001
                                                                                         ----         ----
Cash flows from operating activities:
Net income                                                                                $35         $228
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                         746          503
     Amortization of intangibles                                                          230          156
     Amortization of debt issuance costs                                                  354            -
     Noncash interest expense                                                              57            -
     Stock based compensation                                                              91           37
     Loss on disposal of assets                                                             7            8
     Deferred taxes                                                                        12            -
Changes in operating assets and liabilities:

   Increase in accounts receivable                                                       (102)        (926)
   Decrease in inventories                                                              1,581          520
   (Increase) decrease in prepaid expenses and other assets/liabilities                  (213)          53
   (Decrease) increase in accounts payable and accrued expenses                        (2,103)       1,053
                                                                                       ------        -----

   Net cash provided by operating activities                                              695        1,632
                                                                                          ---        -----
Cash flows from investing activities:
Proceeds on sale of assets                                                                  -            2
Purchases of property and equipment                                                      (223)        (501)
Acquisition of Chattanooga Group, Inc.                                                (32,578)           0
                                                                                      -------            -
   Net cash used in investing activities                                              (32,801)        (499)
                                                                                      -------         ----
Cash flows from financing activities:
Proceeds from issuance of stock                                                            77           30
Proceeds from long-term obligations                                                    39,662            -
Payments on long-term obligations                                                     (12,742)      (1,163)
                                                                                     --------       ------

   Net cash provided by (used in) financing activities                                 26,997       (1,133)
                                                                                       ------       ------

Net decrease in cash and cash equivalents                                              (5,109)           -
Cash and cash equivalents at beginning of period                                        5,401            1
                                                                                       ------            -

Cash and cash equivalents at end of period                                               $292           $1
                                                                                         ====           ==

Non-cash investing and financing activities:
Repurchase of treasury stock through issuance of a note                                     -         $409
Issuance of stock purchase warrants                                                    $7,904            -
Issuance of common stock for services provided in connection with the Chattanooga
   acquisition                                                                           $431            -

See accompanying notes to unaudited consolidated financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 30, 2002                   By:  /s/ Kenneth W. Davidson
------------                        -----------------------
Date                                Kenneth W. Davidson, Chairman of the Board,
                                    Chief Executive Officer and President


May 30, 2002                   By:  /s/ August Faske
------------                        ----------------
Date                                August Faske, Executive Vice President
                                    - Chief Financial Officer