Form 10-Q
period 2002-06-29
ENCORE MEDICAL CORP
filed 2002-08-13
CIK 944763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 0-26538

Encore Medical Corporation
(Exact name of Registrant as specified in its charter)

Delaware	65-0572565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9800 Metric Boulevard Austin, Texas	78758
(Address of principal executive offices)	(Zip code)

512-832-9500
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑        No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of July 31, 2002.

Title	Outstanding
Common Stock	11,056,491
$5 Warrants	3,536,700

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Encore Medical Corporation and Subsidiaries
Consolidated Balance Sheets
As of June 29, 2002 and December 31, 2001
(in thousands, except share data)
(unaudited)

	June 29, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$189	$5,401
Accounts receivable, net of allowance for doubtful accounts of $214 and $154, respectively.	15,200	5,828
Inventories, net of allowance of $4,208 and $4,477, respectively	28,371	22,911
Deferred tax assets	3,469	2,461
Prepaid expenses and other current assets	1,147	1,327

Total current assets	48,376	37,928

Property and equipment, net	12,153	7,233
Intangible assets, net	15,690	2,622
Goodwill, net	18,389	3,422
Other assets	3,372	457

Total assets	$97,980	$51,662

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,995	$9,975
Accounts payable	5,906	2,737
Accrued expenses	5,117	3,355

Total current liabilities	16,018	16,067

Long-term debt, net of current portion	35,134	2,851
Deferred tax liabilities	5,473	—
Other non current liabilities	642	567

Total liabilities	57,267	19,485

Stockholders’ equity:
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 132,353 shares issued and outstanding; aggregate liquidation preference of $13,500	12,840	12,840
Common stock, $0.001 par value, 50,000,000 shares authorized; 11,544,000 and 11,441,000 shares issued, respectively	12	11
Additional paid-in capital	30,245	22,052
Notes received for sale of common stock	(1,187)	(1,187)
Deferred compensation	(30)	(56)
Retained earnings	441	560
Less cost of repurchased stock, warrants and rights; 487,000 and 635,000, respectively	(1,608)	(2,043)

Total stockholders’ equity	40,713	32,177

Total liabilities and stockholders’ equity	$97,980	$51,662

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 29, 2002 and June 29, 2001
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 29, 2001	June 29, 2002	June 29, 2001
Sales	$25,631	$8,411	$45,027	$17,130
Cost of goods sold	13,871	2,949	23,488	6,159

Gross margin	11,760	5,462	21,539	10,971
Operating expenses:
Research and development	862	413	1,480	812
Selling, general and administrative	8,761	4,144	17,087	8,611
Other charges	—	1,623	—	1,623

Operating income (loss)	2,137	(718)	2,972	(75)
Interest expense	(2,385)	(301)	(3,203)	(663)
Other income (expense)	(66)	81	(19)	146

Loss before income taxes	(314)	(938)	(250)	(592)
Benefit for income taxes	(160)	(331)	(130)	(213)

Net loss	(154)	(607)	(120)	(379)
Beneficial conversion feature related to Series A preferred stock	—	(3,706)	—	(3,706)

Net loss attributable to common stockholders	$(154)	$(4,313)	$(120)	$(4,085)

Basic and diluted loss per share attributable to common stockholders	$(0.02)	$(0.47)	$(0.01)	$(0.45)
Shares used in computing basic and diluted loss per share	10,244	9,189	10,175	9,042

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Cash Flow
For the six months ended June 29, 2002 and June 29, 2001
(in thousands)
(unaudited)

	Six Months Ended
	June 29, 2002	June 29, 2001
Cash flows from operating activities:

Net loss	$(120)	$(379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,613	995
Amortization of intangibles	528	309
Amortization of debt issuance costs	1,033	—
Non-cash interest expense	283	—
Stock based compensation	179	69
Loss on disposal of assets	14	8
Other charges	—	581
Changes in operating assets and liabilities:
Increase in accounts receivable	(408)	(711)
Decrease in inventories	2,689	1,435
Decrease in prepaid expenses and other assets/liabilities	611	6
(Decrease) increase in accounts payable and accrued expenses	(1,024)	659

Net cash provided by operating activities	5,398	2,972

Cash flows from investing activities:
Proceeds on sale of assets	—	3
Purchases of property and equipment	(727)	(843)
Acquisition of Chattanooga Group, Inc., net of cash acquired	(35,972)	—

Net cash used in investing activities	(36,699)	(840)

Cash flows from financing activities:
Proceeds from issuance of stock	105	499
Proceeds from issuance of Series A preferred stock	—	12,857
Proceeds from long-term obligations	39,748	16
Payments on long-term obligations	(13,764)	(2,003)

Net cash provided by financing activities	26,089	11,369

Net increase (decrease) in cash and cash equivalents	(5,212)	13,501
Cash and cash equivalents at beginning of period	5,401	1

Cash and cash equivalents at end of period	$189	$13,502

Non-cash investing and financing activities:
Repurchase of treasury stock through issuance of a note	—	$409
Notes received for sale of common stock	—	$1,187
Cashless exercise of stock options	—	$213
Issuance of stock purchase warrants	$7,904	—
Issuance of common stock for services provided in connection with the Chattanooga Group, Inc. acquisition	$466	—

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as the “Company” or “Encore”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six -month periods ended June 29, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K dated December 31, 2001. Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Encore Orthopedics, Inc., a Delaware corporation and the primary operating subsidiary of Encore, was converted on February 7, 2002, from a Delaware corporation to a Delaware limited partnership, Encore Medical, L.P. It has two partners, Encore Medical GP, Inc. (“EGP”) and Encore Medical Asset Corporation (“EMAC”), the general partner and limited partner, respectively. Both of these corporations are wholly owned subsidiaries of Encore Medical Corporation. Prior to February 7, 2002, neither EGP nor EMAC had any operations. On March 1, 2002, Chattanooga Group, Inc. was merged into and with Encore Medical, L.P., Encore Medical, L.P. being the surviving entity. All of the assets, liabilities, operations and financial results of Encore Medical L.P., EGP and EMAC are consolidated in the financial statements of Encore.

2.    NEW ACCOUNTING STANDARDS

The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, which resulted in a $34,000 increase to the second quarter’s net earnings and is expected to increase full-year net earnings by approximately $134,000. Encore has reviewed its goodwill and other intangible assets and has determined that at this time there has been no impairment of these assets which would require any impairment charge to be recorded in the financial statements of the Company.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 29, 2001	June 29, 2002	June 29, 2001
Reported net loss	$(154)	$(4,313)	$(120)	$(4,085)
Goodwill amortization	—	45	—	89
Adjusted net loss	$(154)	$(4,268)	$(120)	$(3,996)

BASIC AND DILUTED EARNINGS PER SHARE:
As reported	$(0.02)	$(0.47)	$(0.01)	$(0.45)
Goodwill amortization	—	—	—	0.01
Adjusted	$(0.02)	$(0.47)	$(0.01)	$(0.44)

As of June 29, 2002, the Company had $6.4 million of indefinite-lived intangible assets (trademarks). The Company also had $9.3 million of other intangible assets which will continue to be amortized over their remaining useful lives ranging from 1 to 40 years.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on its financial condition or results of operations.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There was no impact to the Company’s operating results or financial position related to the adoption of this standard.

3.    DESCRIPTION OF BUSINESS

Encore is a diversified orthopedic company that designs, manufacturers, markets and distributes a comprehensive range of high quality medical devices and related products for the orthopedic industry. Encore’s products are used primarily by orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. Encore currently markets and distributes its products through its three operating divisions, the Surgical Division, the OSG Division and the Chattanooga Group. The Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implants. The OSG Division is a leading provider of orthopedic soft goods that are used to repair and rehabilitate soft tissue and bone, and protect against injury. The Chattanooga Group is a leader in the rehabilitation segment of the orthopedic market.

The Company’s products are subject to regulation by the Food and Drug Administration (“FDA”) with respect to their sale in the United States, and the Company must, in many cases, obtain FDA authorization to market its products before they can be sold in the United States. Additionally, the Company is subject to similar regulations in many of the international countries in which it sells products.

4.    INVENTORIES

Inventories at June 29, 2002 and December 31, 2001 are as follows (in thousands):

	June 29, 2002	December 31, 2001
Components and raw materials	$8,821	$6,323
Work in process	1,232	805
Finished goods	22,526	20,260

	32,579	27,388
Less-inventory reserves	(4,208)	(4,477)

	$28,371	$22,911

5.    EARNINGS PER SHARE

The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended June 29, 2002 and June 29, 2001, respectively, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 29, 2001	June 29, 2002	June 29, 2001
Shares used in computing basic earnings per share attributable to common stockholders	10,244	9,189	10,175	9,042
Plus: Convertible preferred stock	—	—	—	—
Plus: Warrants issued in connection with financing the acquisition of Chattanooga Group, Inc.	—	—	—	—
Plus: Remaining common stock equivalents	—	—	—	—

Shares used in computing diluted earnings per share attributable to common stockholders	10,244	9,189	10,175	9,042

The Company has excluded certain stock options and warrants from the calculation of diluted earnings per share because of the net loss for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share were 20,609,749 for the second quarter ended June 29, 2002 and 7,737,056 for the quarter ended June 29, 2001. The common stock equivalents that were excluded for the second quarter of 2002 are comprised of 13,235,300 shares related to the Series A preferred stock, 863,132 shares related to stock options, 5,729,543 shares related to warrants, and 781,774 shares related to restricted stock. The common stock equivalents that were excluded for the second quarter of 2001 are comprised of 2,500,001 shares related to the Series A preferred stock, 1,700,355 shares related to stock options, and 3,536,700 shares related to warrants.

6.    ACQUISITION OF CHATTANOOGA GROUP, INC.

On February 8, 2002, Encore acquired all of the issued and outstanding shares of capital stock of Chattanooga Group, Inc. (“Chattanooga”) pursuant to a Stock Purchase Agreement for a cash purchase price of $31,500,000. This price was subject to adjustment for the change in the net worth of Chattanooga between October 1, 2001 and February 8, 2002. The Company has determined this adjustment amount to be $3,604,000 and has recorded this increase in the purchase price at June 29, 2002. Payment on this amount was made in the second quarter of 2002. In order to finance this acquisition, Encore entered into a Credit Agreement with Bank of America, N.A. (the “Credit Agreement”) for maximum borrowings up to $30,000,000, subject to limitations based upon the Company’s Borrowing Base, as defined therein, and a Note and Equity Purchase Agreement with CapitalSource Finance LLC (the “Note Agreement”) for $24,000,000.

The total purchase price paid for Chattanooga approximating $36,998,000, including cash payments of $31,500,000, the adjustment of $3,604,000, and issuance costs of approximately $1,894,000, was preliminarily allocated as follows based upon the fair value of the assets acquired and liabilities assumed (dollars in thousands):

Current assets	$18,856
Tangible and other non current assets	6,228
Liabilities assumed	(16,573)
Intangible assets	13,520
Goodwill	14,967

$36,998

The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable:

Asset class	Fair value	Wtd. Avg. Useful life
Patents	$ 1,830	11 years
Trademarks/ Trade names	6,420	Indefinite
Distributor network	5,270	20 years
Goodwill	14,967	Indefinite

	$28,487

In connection with this acquisition and financing, Encore paid off the outstanding balances of certain Chattanooga debt totaling approximately $5,000,000. Encore also repaid all amounts outstanding under its current revolving credit facility, which approximated $6,600,000, with proceeds from a similar revolving credit facility as part of the Credit Agreement.

The results of Chattanooga have been included within the consolidated statement of operations since the date of acquisition, February 8, 2002.

The following unaudited pro forma information presents results of operations of Encore Medical Corporation as if the acquisition of Chattanooga occurred as of January 1 of the respective year. These pro forma results assume debt service costs associated with the Chattanooga acquisition, calculated at the Company’s effective tax rate for the applicable period. Although prepared on a basis consistent with Encore’s consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results (in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 29, 2001	June 29, 2002	June 29, 2001
Sales	$25,631	$19,916	$50,983	$39,677
Loss before income taxes	$(314)	$(1,853)	$(327)	$(2,234)
Net loss	$(154)	$(1,186)	$(157)	$(1,430)

Beneficial conversion feature (“BCF”) related to Series A preferred stock	—	$(3,706)	—	$(3,706)

Net loss after BCF	$(154)	$(4,892)	$(157)	$(5,136)

Basic and diluted loss per share	$(0.02)	$(0.53)	$(0.02)	$(0.57)

Shares used in computing basic and diluted loss per share	10,244,000	9,189,000	10,175,000	9,042,000

7.    LONG-TERM DEBT

Long-term debt (including capital lease obligations) consists of the following (in thousands):

	June 29, 2002	December 31, 2001
$30,000,000 credit facility from a financial institution consisting of two term loans and a revolving line of credit; interest at the institution’s base rate or LIBOR rate plus an applicable margin based upon the type of loan and the ratio of debt to EBITDA (as defined in the Credit Agreement); the term loans are payable monthly through February 2005 and September 2003; the line of credit is due February 2005; collateralized by all assets of Encore; commitment fee of 0.5% of unused line balance; available borrowings at June 29, 2002 of $4,800,000 based upon the current Borrowing Base; interest rate of 4.72% at June 29, 2002
	$17,138	$—
$24,000,000 senior subordinated notes payable to a financial institution in connection with the acquisition of Chattanooga Group, Inc.; interest at the greater of 13% or the prime rate plus 4% (subject to a maximum cap of 15%); plus payment in kind interest of 2.75%, payable monthly, due February 2007; less unamortized deferred charges of $6,088,000; interest rate of 13% at June 29, 2002	18,195	—
$10,500,000 revolving credit facility from a financial institution; interest at the lesser of the institution’s base rate plus 1.5% or LIBOR plus 2.75% (5.5% at December 31, 2001), payable monthly; collateralized by all assets of Encore and guaranteed by Encore; commitment fee of 0.375% of unused balance; due October 2002; available borrowings at December 31, 2001 of $3,864,000, calculated as the credit limit less total borrowings and letters of credit of $64,000	—	6,572
8% unsecured note payable to a corporation in connection with the OSG Products acquisition, payable in monthly installments of $130,000 through July 1, 2003	1,698	2,482
6.5% unsecured note payable to a former employee in connection with a stock purchase agreement payable in bi-weekly installments of $5,000 (principal and interest) through January 23, 2004	225	291
8.9% unsecured note payable in connection with the BTI acquisition, payable in varying quarterly installments through March 31, 2005.	2,116	2,240
9.5% note payable to a corporation, payable in quarterly installments of $231,250 plus interest through September 30, 2002, secured by inventory purchased in connection with this note	462	925
Capital lease obligations, collateralized by related equipment	295	316

	40,129	12,826

Less—current portion	(4,995)	(9,975)

	$35,134	$2,851

The debt agreements related to the $30,000,000 credit facility and the $24,000,000 senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreement and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement. As of the date of this report, the Company is in compliance with all debt covenants and warranties. Encore obtained a waiver in the first quarter of 2002 on one of its debt covenants and was in compliance with all other debt covenants and warranties.

Pursuant to the terms of the senior subordinated notes payable, the Company issued a warrant to the lender, pursuant to which the lender has the right to acquire for a period of five years up to an aggregate of 2,198,614 shares of the Company‘s Common Stock (the “Warrants”). Further, under the terms of the Note Agreement, if the Company fails to generate certain amounts of earnings before interest, taxes, deprecation and amortization, the Company would have the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6,000,000 of the aggregate principal under the Note Agreement. If the Company exercises this right, then a pro-rata portion of the Warrants (the “Conveyed Warrants”) will be conveyed by the lender to three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the “Galen Entities”). In the event the Company has the right to prepay but does not choose to exercise this right, then the Galen Entities will purchase the amount of notes that the Company has the right to prepay. In the event the Galen Entities purchase any notes from the lender, then upon such purchase, (a) those notes will automatically convert into additional shares of Series A Preferred Stock and (b) a pro-rata portion of the Warrants will also be conveyed by the lender to the Galen Entities.

The Galen Entities and the lender have entered into an agreement (the “Agreement“) to evidence certain of the foregoing obligations. As an inducement for the Galen Entities to enter into the Agreement, the Company granted the Galen Entities options (the “Option”) dated as of February 8, 2002 to acquire up to the number of shares of Common Stock which have a value equal to $6,000,000, at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of the Common Stock on the date of exercise. If the Galen Entities choose to exercise the Option, then any Conveyed Warrants will automatically be terminated. Conversely, if the Galen Entities choose to exercise any Conveyed Warrants, then the Option will automatically be terminated. The Option will otherwise automatically terminate on the earlier of (i) the 30th day following the date the Galen Entities are no longer obligated to purchase any notes under the Agreement, (ii) the date the Galen Entities acquire any senior subordinated notes, or (iii) August 15, 2003.

The Warrants and Option granted above were valued at $6,596,000 and $1,308,000, respectively. The value of the Warrant is recorded as a reduction of long-term debt on the balance sheet and is being amortized to interest expense over the term of the Note Agreement (five years). The value of the Option is recorded as an other asset on the balance sheet and is being amortized to interest expense over the life of the Option (eighteen months). During the quarter ended June 29, 2002, amortization expense relating to the Warrants and Option was $330,000 and $218,000, respectively. During the six months ended June 29, 2002, amortization expense relating to the Warrants and Option was $507,000 and $335,000, respectively.

8.    ACQUISITION OF ORTHOPEDIC SOFT GOODS PRODUCTS

On July 2, 2001, the Company acquired Kimberly-Clark Corporation‘s line of orthopedic soft goods, patient safety devices and pressure care products (the “OSG Products”) pursuant to an Asset Purchase Agreement dated July 2, 2001. The Company acquired fixed assets, inventory and intangible assets for a total purchase price of $8,835,206, consisting of $5,700,000 in cash and a promissory note in the amount of $3,135,206, bearing interest at 8% per annum and payable over 24 months.

Of the total purchase price, $2,111,802 was allocated to acquired intangible assets and each of these assets is being amortized over its useful life. The intangible assets that make up that amount include customer lists of $316,770, transferable licenses of $1,583,852, and intellectual property of $211,180.

9.    SEGMENT INFORMATION

Encore has three reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Encore’s reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The Surgical Division sells reconstructive products including knee, hip, shoulder and spinal implants and trauma-related products. The OSG Division sells knee, shoulder, ankle and wrist braces; neoprene supports; slings; cervical collars; immobilizers for various joints in the body; pressure care products and patient safety devices. The Chattanooga Group sells electrotherapy units, therapeutic ultrasound equipment, continuous passive motion devices, and therapy tables, along with heating and chilling units.

Information regarding business segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 29, 2001	June 29, 2002	June 29, 2001
Sales:
Surgical Division	$8,091	$8,411	$16,286	$17,130
OSG Division	4,586	—	9,324	—
Chattanooga Group	12,954	—	19,417	—

Consolidated net sales	$25,631	$8,411	$45,027	$17,130

Gross margin:
Surgical Division	$5,498	$5,462	$11,185	$10,971
OSG Division	1,188	—	2,803	—
Chattanooga Group	5,074	—	7,551	—

Consolidated gross margin	$11,760	$5,462	$21,539	$10,971

Encore allocates resources and evaluates the performance of segments based on gross margin and therefore has not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to inventory, accounts receivable, deferred taxes, and contingencies and litigation. Encore bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company applies the following critical accounting policies in the preparation of its consolidated financial statements:

Inventory Reserves

The nature of Encore’s business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. Encore records inventory at the lower of cost or market, with cost based upon average actual cost. General inventory reserves are maintained for the possible impairment of the inventory for such issues as slow moving, excess, product obsolescence and valuation. In determining the adequacy of its reserves, at each reporting period Encore analyzes the following, among other things:

1.	Current inventory quantities on hand;

2.	Product acceptance in the marketplace;
3.	Customer demand;
4.	Historical sales;
5.	Forecasted sales;
6.	Product obsolescence; and
7.	Technological innovations.

Any modifications to Encore’s estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management.

Revenue Recognition

The Company’s products are sold through (i) a network of sales representatives and foreign distributors, (ii) through large medical/surgical product distributors, and (iii) through a worldwide network of distributors and durable medical equipment suppliers. Surgical revenues from sales made by representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure and a purchase order is received. Surgical revenues from sales to foreign customers are recorded when the product is shipped to the customer. The foreign distributors, who sell the products to other customers, take title to the products, have no special rights of return, and assume the risk for credit and obsolescence. For the soft goods and rehabilitation divisions, sales are recorded at the time the product is shipped to the customer.

Encore must make estimates of potential future product returns and rebates related to current period product revenue. To do so, management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of Encore’s products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns, rebates and other allowances in any accounting period.

Allowance for Doubtful Accounts

Encore must make estimates of the uncollectibility of accounts receivables. In doing so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Deferred Tax Asset Valuation Allowance

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon Encore attaining future taxable income during the periods in which those temporary differences become deductible. Based upon management’s projections of future taxable income and the periods and manner in which Encore’s deferred tax assets will be available, management estimates that it is more likely than not that all of Encore’s deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance at June 29, 2002.

Goodwill and Intangible Assets

Encore must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to valuations of intangible assets acquired in connection with a business combination, it is the Company’s practice to use both internal and external third party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. Additionally, on an ongoing basis, the Company reviews its intangible assets and goodwill to determine if there has been any change in the useful life of an intangible asset or whether there has been impairment of these assets.

Results of Operations

Three Months Ended June 29, 2002, as Compared to the Three Months Ended June 29, 2001.

Sales were $25.6 million for the quarter ended June 29, 2002, representing an increase of $17.2 million or 205% over the quarter ended June 29, 2001. The primary reasons for this significant increase were sales generated as a result of the acquisition by Encore in July 2001 of the orthopedic soft goods, pressure care and patient safety products that are now sold by the OSG Division and the acquisition in February 2002 of Chattanooga Group, Inc. In the Surgical Division overall sales of $8.1 million represented a decrease of 4% when compared to sales levels during 2001. However, in this division, the overall sales decrease masks the improvements made by the division in expanding its domestic sales. This has been where the Company has concentrated most of its sales efforts for the year. Sales of reconstructive devices in the United States were $7 million, which is a 10% increase over the levels of the prior year. While most product categories showed improvement in 2002 over 2001, the increase was most notable in the spine implant area where sales increased 107% over the level of spine product sales in the second quarter of 2001. International sales in the Surgical Division were only $1.1 million, which is a decrease of 47% when compared to the sales levels in this division during the second quarter of 2001. This is primarily a result of a competitor acquiring Encore’s primary European distributor in the fall of 2001. It is expected that this decrease in non-domestic sales will continue during the remainder of 2002. The OSG Division reported sales of $4.6 million for the second quarter of 2002. This brings the total sales of the OSG Division for the 12 months that Encore has owned this product line to $18.2 million. The Chattanooga Group Division reported sales of $13 million for the second quarter of 2002. This level of sales for the Chattanooga Group was 10% greater than the sales that Chattanooga Group, Inc. achieved during the second quarter of 2001.

Gross margin increased by $6.3 million to $11.8 million as compared to $5.5 million for the second quarter of 2001. This increase, like the increase in sales, was a result of the two acquisitions made by Encore in the past year. The addition of the Chattanooga Group Division accounted for $5.1 million of the increase and the OSG Division accounted for $1.2 million. In the Surgical Division the gross margin remained relatively flat. While the gross margin grew by absolute dollar amounts, gross margin as a percent of sales decreased from 65% to 46% when compared to the first quarter of 2001. Surgical gross margins as a percent of sales improved for the quarter from 65% to 68% due primarily to the change in geographical mix in favor of U.S. sales that yield higher margins, which offset the negative influences of production variances. However, this improvement was offset by the lower gross margin rates that are generated from sales in the OSG Division and the Chattanooga Group Division. Sales of OSG Products produced gross margins of 26% and sales of rehabilitation equipment in the Chattanooga Group Division produced gross margins of 39% of sales.

With respect to research and development expenses and selling, general and administrative expenses, the analysis that follows provides some breakout of these expenses between divisions. These breakouts are a combination of specifically identified expenses and allocations of expenses that benefit more than one division. Therefore, they are approximations and are subject to variation based on different allocations that could arise as additional information is obtained or further analysis is performed by the Company in the future.

Research and development expenses increased to $862,000 in the second quarter of 2002 from $413,000 in 2001. This is an increase of $449,000 or 109% from the second quarter of 2001. The inclusion of research and development expenses related to the Chattanooga Group Division accounted for $372,000 of the increase, while Surgical Division expenditures increased by $77,000. The Surgical Division increase was due to activities related to the clinical evaluation and preparation for release to market of Encore’s unicondylar knee and the 3DKnee™.

Selling, general, and administrative expenses totaled $8.8 million in the second quarter of 2002, a $4.6 million or 111% increase compared to second quarter of 2001 expenditures of $4.1 million. However, as a percent of sales, selling, general and administrative expenses decreased to 34% for the quarter from 49% in the second quarter of 2001. These expenses increased in part due to the acquisitions of Chattanooga Group, which incurred $3 million of selling, general and administrative expenses, and expenditures in the OSG Division which incurred $1.4 million for these expenses in the second quarter of 2002. In the Surgical Division, royalties and commissions associated with increased domestic sales of surgical products had an impact on increased expenses, as did increases in trade show expenses and clinical support expenses. Part of this increase was offset by savings in contract services and personnel costs.

During the second quarter of 2001, there were other charges incurred totaling $1.6 million relating to specific non-recurring items. There were no similar charges in 2002. In 2001, these items included $917,000 related to a senior management option exchange program, $535,000 incurred in connection with a legal settlement of a lawsuit brought by a former shareholder in an attempt to stop the issuance of the Series A preferred stock and $171,000 charged for the cashless exercise of options by a former employee.

The combination of all of these factors resulted in the second quarter of 2002 showing an increase in operating income to $2.1 million, which compares to a loss of $718,000 in the second quarter of 2001. Interest expense for the three months ended June 29, 2002, was $2.4 million, an increase of $2.1 million over the $301,000 incurred during the same period in the prior year. This was primarily due to interest expense related to the note payable to Kimberly-Clark arising from the acquisition of the OSG Products and interest expense relating to the acquisition of Chattanooga Group.

Overall, there was a net loss for the quarter ended June 29, 2002 of $154,000 as compared to a net loss of $607,000 during the second quarter of 2001.

In connection with the issuance of Series A Preferred Stock in June 2001, because the Series A Preferred Stock was immediately convertible into common stock of Encore at the holder’s option at a conversion price of $1.02 per share, which price was below the per share closing price of Encore’s common stock on the date of the issuance of the Series A Preferred Stock, Encore recorded a charge to net income available to common stockholders of $3.7 million which represented the fair value of the beneficial conversion feature of the Series A Preferred Stock. There was no similar charge in 2002. Therefore net loss available to common stockholders was $154,000 in the second quarter of 2002, compared to a loss of $4.3 million in the second quarter of 2001.

Six Months Ended June 29, 2002, as Compared to the Six Months Ended June 29, 2001.

Sales were $45 million for the six months ended June 29, 2002, compared to $17.1 million in 2001, representing an increase of $27.9 million or 163% over the six months ended June 29, 2001. The primary reason for this significant increase was the acquisition by the Company during 2001 of the OSG Products and the acquisition during February 2002 of Chattanooga Group, Inc. In the Surgical Division sales of $16.3 million represent a decrease of 5% when compared to sales levels during 2001 of $17.1 million. This overall decrease results from offsetting improvements made in domestic sales by the decreases in international sales. Sales of reconstructive devices in the United States increased 12% over the levels of the prior year while sales outside the U.S. decreased 53% when compared to the sales levels of 2001. The OSG Division, the result of a July 2001 acquisition, reported sales of $9.3 million and the Chattanooga Group Division, a first quarter 2002 acquisition, reported sales of $19.4 million for the period beginning on February 8, 2002, the date of the acquisition, through the end of the second quarter.

Gross margin increased by $10.6 million to $21.5 million as compared to $11 million for the six months ended in 2001. This increase was a result of two factors. First, the addition of the Chattanooga Group Division and the OSG Division accounted for $7.6 million and $2.8 million of the increase, respectively. The remainder was generated in the Surgical Division where the gross margin increased 2%. While the gross margin grew by absolute dollar amounts, gross margin as a percent of sales decreased from 64% to 48% when compared to the six months ended of 2001. This is because sales of OSG Products and rehabilitation equipment in the Chattanooga Group Division yield lower gross margins than sales of surgical products. These divisions gross margins were 30% and 39% of sales, respectively. Surgical gross margins as a percent of sales improved for the six months from 64% to 69% due to the change in geographical mix in favor of U.S. sales that yield higher margins and an improvement in production variances.

With respect to research and development expenses and selling, general and administrative expenses, the analysis that follows provides some breakout of these expenses between divisions. These breakouts are a combination of specifically identified expenses and allocations of expenses that benefit more than one division. Therefore, they are approximations and are subject to variation based on different allocations that could arise as additional information is obtained or further analysis is performed by the Company in the future.

Research and development expenses, which totaled $1.5 million for the first six months of 2002, increased $668,000 or 82% compared to the $812,000 incurred in the six months ended June 29, 2001. The acquisitions of Chattanooga Group and the OSG Division accounted for $551,000 and $1,000, respectively, of the increase, while Surgical Division expenditures increased by $116,000. This was due to the clinical evaluation and preparation for release to market of the mobile bearing knee, a unicondylar knee and the 3DKnee™.

Selling, general, and administrative expenses of $17.1 million in the first half of 2002 increased $8.5 million or 98% compared to the six months ended in 2001. As a percent of sales, selling, general and administrative expenses decreased to 38% for the six months ended from 50%. These expenses increased in part due to the acquisitions of Chattanooga Group, which incurred $4.5 million of selling, general and administrative expenses, and the OSG Division, which incurred $3 million for these expenses during the six months ended 2002.

No other charges were incurred in the six months ended June 29, 2002 compared to the similar period in 2001, when there was incurred $1.6 million relating to specific non-recurring items as has been previously described in the results of the second quarter of 2001.

The combination of all of these factors resulted in a $3 million increase in operating income to $3 million in the first six months compared to a loss of $75,000 for the first six months of 2001. Interest expense increased during the first half of 2002 to $3.2 million as compared to $663,000 during the same period in the prior year. This was primarily due to interest expense related to the note payable to Kimberly-Clark arising from the acquisition of the OSG Products and interest expense relating to the acquisition of Chattanooga Group.

Overall, net loss for the six months ended June 29, 2002 was $120,000 as compared to a net loss of $379,000 during the six months ended June 29, 2001.

As previously discussed, in connection with the issuance of Series A Preferred Stock in June 2001, Encore recorded a charge to net income available to common stockholders of $3.7 million representing the fair value of the beneficial conversion feature of the Series A Preferred Stock. Therefore net loss attributable to common stockholders, which was a loss of $4.1 million in 2001, was $120,000 in 2002.

Liquidity and Capital Resources

Since inception, Encore has financed its operations through the sale of equity securities, borrowings and cash flow from operations. As of June 29, 2002, Encore had borrowed approximately $17 million under the Senior Credit Agreement (defined below), with the availability (based upon the current Borrowing Base) of approximately an additional $4.8 million to borrow for working capital and general corporate purposes.

During the second quarter of 2002, operating activities provided cash and cash equivalents of $4.7 million. This compares favorably to 2001 when operating activities provided cash and cash equivalents of $1.3 million. The increase from year to year was primarily due to an increase in accounts payable and accrued liabilities, as compared to a decrease in the prior year, and an increase in income, depreciation and amortization. During the first half of 2002, operating activities provided cash and cash equivalents of $5.4 million. This compares to cash and cash equivalents of $3.0 million provided by operating activities during the first half of 2001. The major reasons for the improvements were a larger decrease in inventory in 2002 compared to the decrease in 2001 and an increase in income, depreciation and amortization.

In June 2001, Encore raised $12.8 million, net of issuance costs of $660,000, in connection with the sale of Series A Preferred Stock. The purpose of raising this money was to fund acquisitions Encore had previously announced it was pursuing. The first of these acquisitions was completed on July 2, 2001, with the purchase of the OSG Products from Kimberly-Clark Corporation.

In order to finance the acquisition of Chattanooga, Encore and its subsidiaries entered into the Credit Agreement dated as of February 8, 2002 with Bank of America, National Association, as agent, and the lenders signatory thereto, for a maximum borrowing capacity of up to $30,000,000, subject to limitations based upon Encore’s Borrowing Base, as defined (the “Senior Credit Facility”), pursuant to the Credit Agreement. Encore and its subsidiaries executed various security documents in order to secure the financing under the Credit Agreement, including security agreements, a mortgage, guaranty agreements, a copyright security agreement, patent security agreements, trademark security agreements and various Uniform Commercial Code financing statements.

Further, in order to finance the acquisition of Chattanooga, Encore and its subsidiaries entered into a Note Agreement dated as of February 8, 2002 with CapitalSource Finance LLC, as agent and purchaser (“CapitalSource”), pursuant to which Encore sold $24,000,000 in Senior Subordinated Notes (the “Senior Subordinated Notes”) to CapitalSource. Encore and its subsidiaries executed various security documents in order to secure the financing under the Note Agreement, including security agreements, a mortgage, guaranty agreements, a copyright security agreement, patent security agreements, trademark security agreements and various Uniform Commercial Code financing statements. The security interests created by the security documents executed pursuant to the Note Agreement are junior and subordinate to the security interests created by the security documents executed pursuant to the Credit Agreement.

These debt arrangements contain operating and financial restrictions that may restrict Encore’s business and financing activities. These debt agreements restrict Encore’s ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations.

Under the Note Agreement, if Encore generates less than certain amounts of earnings before interest, taxes, depreciation and amortization, then Encore would have the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6 million aggregate principal amount of the Senior Subordinated Notes. If Encore exercises this right, then a pro-rata portion of the CS Warrants (as defined below) (the “Conveyed Warrants”) will be conveyed by CapitalSource to the Galen Entities (as defined below). In the event Encore does not choose to exercise this right, then three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the “Galen Entities”), have agreed to purchase the amount of Senior Subordinated Notes that Encore has the right to prepay. The Galen Entities beneficially own approximately 51% of the outstanding shares of common stock (on an as-converted basis) of Encore. In the event the Galen

Entities purchase any Senior Subordinated Notes from CapitalSource, then upon such purchase, (a) those notes will automatically convert into additional shares of Encore’s Series A Preferred Stock at a conversion price equal to the lower of (i) $150 per share or (ii) 50 times the greater of $1 or the trailing ten-day average closing price of the Company’s common stock on the date of conversion, and (b) a pro-rata portion of the Warrants will also be conveyed by CapitalSource Holdings LLC to the Galen Entities. As an inducement for the Galen Entities to enter into the CapitalSource/Galen Agreement, Encore granted the Galen Entities options dated as of February 8, 2002 (the “Option”) to acquire up to that number of shares of Encore common stock with a value equal to $6,000,000 at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of Encore’s common stock on the date of exercise. If the Galen Entities choose to exercise their rights under the Option, then any Conveyed Warrants will automatically be terminated. Conversely, if the Galen Entities choose to exercise any Conveyed Warrants, then the Option will automatically be terminated. The Option will otherwise automatically terminate on the earlier of (i) the 30th day following the date the Galen Entities are no longer obligated to purchase any Senior Subordinated Notes under the CapitalSource/Galen Agreement, (ii) the date the Galen Entities acquire any Senior Subordinated Notes or (iii) August 15, 2003.

Encore is in compliance with all of its current financial covenants under its credit agreements. While Encore’s current forecast shows that the Company will be able to meet the financial covenants during 2002 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that the forecasts will prove accurate or that the bank’s requirements will be able to be met. There exists the possibility that Encore will need to obtain additional equity financing, although there is no assurance as to the amount, availability or cost of such financing.

In addition to the current restrictions and requirements contained in the current credit arrangements, Encore’s significant debt level may limit its flexibility in obtaining additional financing and in pursuing other business opportunities. Encore’s high degree of leverage could have negative consequences for it, including the following: (i) the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or financing may not be available to it on favorable terms; (ii) Encore will need a substantial portion of its cash flow to pay the principal and interest on its indebtedness, including indebtedness that it may incur in the future; (iii) payments on Encore’s indebtedness will reduce the funds that would otherwise be available for operations and future business opportunities; (iv) a substantial decrease in net operating cash flows could make it difficult for Encore to meet its debt service requirements and force it to modify its operations; (v) Encore’s debt level may make it more vulnerable than its competitors to a downturn in either its business or the economy generally; and (vi) since some of the debt has a variable rate of interest, it exposes Encore to the risk of increased interest rates.

Encore is exposed to certain market risk as part of its ongoing business operations. Primary exposure includes changes in interest rates. Encore is exposed to interest rate risk in connection with the term loans and borrowings under the Credit Agreement, which bears interest at floating rates based on the London Interbank Offered Rate (“LIBOR”) or the prime rate plus an applicable borrowing margin. Encore manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. With the new financing incurred in connection with the acquisition of Chattanooga Group, Inc., all of the Senior Credit Facility is variable rate debt, while the Senior Subordinated Notes, while having the possibility for interest rate fluctuation, are structured so as to remain at no less than 13% interest and no more than 15% interest. Encore may use derivative financial instruments where appropriate to manage its interest rate risk. However, as a matter of policy, it does not enter into derivative or other financial investments for trading or speculative purposes. To date, it has entered into no derivative financial instruments. All of the Company’s sales have been denominated in U.S. dollars, and therefore the Company has not been subject to foreign currency exchange risks. However, as the Company begins to directly distribute its products in selected foreign markets, it is expected that future sales of these products in these markets will be denominated in the applicable foreign currencies, which would cause currency fluctuations to more directly impact its operating results.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which represent Encore’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of Encore’s products, profit margins and the sufficiency of Encore’s cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, Encore’s dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to Encore, market acceptance of Encore’s products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the availability to locate acceptable acquisition candidates and then finance and integrate those acquisitions, and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

In connection with the acquisition of Chattanooga Group, Inc., Encore issued shares of common stock to two parties for services provided related to the acquisition. For rendering advisory services, an entity related to the Galen Entities was issued on February 8, 2002, 63,492 shares valued at $3.15 per share or an aggregate of $200,000. For rendering brokerage services, Cleary Oxford & Associates received 73,459 shares on February 8, 2002 and 11,261 shares on May 8, 2002, with all of shares valued at $3.15 per share or an aggregate of $266,868. All shares were issued pursuant to an exemption under Regulation D of the Securities Act of 1933. There was no underwriter as these shares were not publicly offered.

Item 4.    Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held on May 16, 2002. All management nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. The following are the matters voted on at the meeting:

A.	Election of directors

Those elected by the holders of the common stock of the Company:

Name	Voted For	Voted Against	Votes Withheld
Jay Haft	9,918,863	0	229,484
Kenneth Davidson	9,746,897	0	401,450
Richard Martin	10,042,347	0	106,000

Those elected by the holders of the Series A preferred stock of the Company:

Zubeen Shroff	131,603	0	0
Bruce Wesson	131,603	0	0

The following directors’ terms of office as a director continued after the meeting: Kenneth Davidson, John Abeles, Nicholas Cindrich, Jay Haft, Joel Kanter, Richard Martin, Zubeen Shroff, and Bruce Wesson.

B.	Chattanooga Group, Inc. acquisition financing related matters

Approval of (i) an increase from 2,150,000 shares to 2,198,694 shares of Common Stock of the Company that may be acquired by CapitalSource Holdings LLC (“CSH”) pursuant to a warrant to acquire Common Stock issued by the Company to CSH, (ii) the issuance of up to an initial 120,000 shares of Series A Preferred Stock of the Company to Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the “Galen Entities”) if the Galen Entities ultimately become obligated to purchase up to $6,000,000 aggregate principal amount of senior subordinated notes of the Company (the “Notes”) held by CapitalSource Finance LLC, an affiliate of CSH, those Notes being automatically convertible into Series A Preferred Stock upon purchase by the Galen Entities, and (iii) the issuance to the Galen Entities of options to acquire up to that number of shares of Common Stock with a value of $6,000,000 at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of the Common Stock on the date of exercise:

	Common Shares	Series A Shares*	Total
Voted For:	5,999,909	13,160,300	19,160,209
Voted Against:	404,971	0	404,971
Abstained:	34,723	0	34,723
* on	an as-converted basis

C.	Increasing authorized shares of common stock

Approval of an amendment to the Certificate of Incorporation of the Company, as amended, to increase the number of shares of Common Stock the Company has the authority to issue by 15,000,000 shares, from 35,000,000 shares to 50,000,000 shares:

	Common Shareholders	Series A Shareholders
Voted For:	5,988,954	131,603
Voted Against:	430,626	0
Abstained:	20,023	0

D.	Increase 1996 Incentive Stock Plan authorized shares

Approval of an amendment to the 1996 Incentive Stock Plan of the Company to increase the number of shares of Common Stock that may be awarded thereunder by 1,000,000 shares, from 2,000,000 shares to 3,000,000 shares:

	Common Shares	Series A Shares*	Total
Voted For:	5,806,550	13,160,300	18,966,850
Voted Against:	610,555	0	610,555
Abstained:	22,498	0	22,498
* on	an as-converted basis

E.	Non-Employee Director Option Plan amendments

Approval of amendments to the 2000 Non-Employee Director Option Plan of the Company to (i) increase the number of shares of Common Stock that may be awarded thereunder by 450,000 shares, from 300,000 shares to 750,000 shares, and (ii) to increase the number of shares of Common Stock that may be acquired pursuant to annual options automatically granted to non-employee directors of the Company by 5,000 shares, from 10,000 shares to 15,000 shares:

	Common Shares	Series A Shares*	Total
Voted For:	5,784,716	13,160,300	18,945,016
Voted Against:	631,477	0	631,477
Abstained:	23,410	0	23,410
* on	an as-converted basis

F.	Independent accountants ratification

Ratification of the appointment of KPMG LLP as the Company’s independent accountants for fiscal 2002:

	Common Shares	Series A Shares*	Total
Voted For:	10,494,446	13,160,300	23,654,746
Voted Against:	2,900	0	2,900
Abstained:	15,823	0	15,823
* on	an as-converted basis

Item 6.    Exhibits and Reports on Form 8-K

1.	Exhibits.

	99.1.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Exeuctive Office

	99.2.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

2.	Reports on Form 8-K.

On April 17, 2002, the Company filed a Form 8-K/A in connection with its acquisition of Chattanooga Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2002	By:	/s/ KENNETH W. DAVIDSON
Date		Kenneth W. Davidson, Chairman of the Board, Chief Executive Officer and President

August 13, 2002	By:	/s/ AUGUST FASKE
Date		August Faske, Executive Vice President - Chief Financial Officer