Form 10-Q
period 2002-09-30
ENCORE MEDICAL CORP
filed 2002-11-12
CIK 944763

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2002.

         Title                                              Outstanding

         Common Stock                                        11,046,669
         $5 Warrants                                          3,536,700

Part I.  Financial Information
Item 1.  Financial Statements

Encore Medical Corporation and Subsidiaries
Consolidated Balance Sheets
As of September 28, 2002 and December 31, 2001
(in thousands, except share and per share data)
(unaudited)

                                                                        September 28,       December 31,
                                                                                2002               2001
Assets
Current assets:
Cash and cash equivalents                                                       $314             $5,401
Accounts receivable, net of allowance for doubtful accounts of $271
     and $154, respectively                                                   14,153              5,828
Inventories, net of allowance of $4,387 and $4,477, respectively              27,059             22,911
Deferred tax assets                                                            3,469              2,461
Prepaid expenses and other current assets                                      1,551              1,327
                                                                     ----------------  -----------------
Total current assets                                                          46,546             37,928

Property and equipment, net                                                   11,452              7,233
Intangible assets, net                                                        15,394              2,622
Goodwill, net                                                                 18,065              3,422
Other assets                                                                   3,402                457
                                                                     ----------------  -----------------
Total assets                                                                 $94,859            $51,662
                                                                     ================  =================

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt                                             $4,423             $9,975
Accounts payable                                                               3,585              2,737
Accrued expenses                                                               5,811              3,355
                                                                     ----------------  -----------------
Total current liabilities                                                     13,819             16,067

Long-term debt, net of current portion                                        34,043              2,851
Deferred tax liabilities                                                       5,473                 25
Other non current liabilities                                                    634                542
                                                                     ----------------  -----------------
Total liabilities                                                             53,969             19,485

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
     132,353 shares issued and outstanding; aggregate liquidation
     preference of $13,500                                                    12,840             12,840
Common stock, $0.001 par value, 50,000,000 shares authorized;
     11,556,000 and 11,441,000 shares issued, respectively                        12                 11
Additional paid-in capital                                                    30,295             22,052
Notes received for sale of common stock                                      (1,164)            (1,187)
Deferred compensation                                                           (22)               (56)
Retained earnings                                                                560                560
Less cost of repurchased stock, warrants and rights; 509,000 and
     635,000 shares, respectively                                            (1,631)            (2,043)
                                                                     ----------------  -----------------
Total stockholders' equity                                                    40,890             32,177
                                                                     ----------------  -----------------
Total liabilities and stockholders' equity                                   $94,859            $51,662
                                                                     ================  =================


See accompanying notes to unaudited consolidated financial statements.

Encore Medical  Corporation  and  Subsidiaries
Consolidated  Statements of Operations
For the three and nine months ended  September 28, 2002 and September 29, 2001
(in thousands, except per share data) (unaudited)

                                                          Three Months Ended                  Nine Months Ended
                                                     September 28,  September 29,        September 28,  September 29,
                                                              2002           2001                 2002           2001

Sales                                                      $24,474        $13,222              $69,302        $30,315
Cost of goods sold                                          12,903          6,259               36,391         12,418
                                                   -------------------------------     -------------------------------
Gross margin                                                11,571          6,963               32,911         17,897

Operating expenses:
   Research and development                                    947            425                2,427          1,237
   Selling, general and administrative                       8,541          5,152               25,630         13,763
   Other charges                                                 -              -                    -          1,623
                                                  -------------------------------     -------------------------------

Operating income                                             2,083          1,386                4,854          1,274

Interest expense                                           (1,991)          (372)              (5,193)        (1,036)
Other income                                                  124            165                  303            348
                                                   -------------------------------     -------------------------------

Income (loss) before income taxes                              216          1,179                 (36)            586
Provision (benefit) for income taxes                            96            433                 (36)            220
                                                   -------------------------------     -------------------------------
Net income                                                     120            746                    -            366
Beneficial conversion feature related to Series A                                                    -
     preferred stock                                             -              -                             (3,706)
                                                   -------------------------------     -------------------------------

Net income (loss) attributable to common
     stockholders                                             $120           $746                   $0       $(3,340)
                                                   ===============================     ===============================

Basic earnings (loss) per share attributable to
     common stockholders                                     $0.01          $0.08                $0.00        $(0.37)
Shares used in computing basic earnings (loss)
     per share                                              10,377          9,541               10,315          9,133
Diluted earnings (loss) per share attributable to
     common stockholders                                     $0.00          $0.03                $0.00        $(0.37)
Shares used in computing diluted earnings (loss)
     per share                                              26,654         24,193               26,401          9,133

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Cash Flow
For the nine months ended September 28, 2002 and September 29, 2001
(in thousands)
(unaudited)


                                                                                       Nine Months Ended
                                                                                  September 28,    September 29,
                                                                                            2002             2001

Cash flows from operating activities:
Net income                                                                                    $0             $366
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                          2,473            1,574
     Amortization of intangibles                                                             823              538
     Amortization of debt issuance costs                                                   1,769                -
       Non-cash interest expense                                                             434                -
     Stock based compensation                                                                217               88
     Loss on disposal of assets                                                               20                8
     Other charges                                                                             0            1,080
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                                639          (1,917)
   Decrease in inventories                                                                 3,999            3,164
   Decrease (increase) in prepaid expenses and other assets                                                  (26)
                                                                                              70
   (Decrease) increase in accounts payable, accrued expenses, and other
   liabilities                                                                            (2,613)           2,228
                                                                                          ------            -----
   Net cash provided by operating activities                                               7,831            7,103

Cash flows from investing activities:
Proceeds on sale of assets                                                                    15                3
Purchases of property and equipment                                                        (905)          (1,674)
Acquisition of orthopedic soft goods product line                                              -          (5,988)
Acquisition of Chattanooga Group, Inc., net of cash acquired                            (35,678)                -
                                                                                         -------           ------
   Net cash used in investing activities                                                (36,568)          (7,659)

Cash flows from financing activities:
Proceeds from issuance of common stock                                                       124               30
Proceeds from issuance of Series A preferred stock, net                                        -           12,840
Payments to acquire treasury stock                                                             -             (30)
Acquisition Financing _ Senior Credit Facility and Senior Subordinated Debt               38,160                -
Payments on long-term obligations                                                       (14,634)          (6,477)
                                                                                        --------          -------
   Net cash provided by financing activities                                              23,650            6,363

Net increase (decrease) in cash and cash equivalents                                     (5,087)            5,807
Cash and cash equivalents at beginning of period                                           5,401                1
                                                                                          ------            -----
Cash and cash equivalents at end of period                                                  $314           $5,808
                                                                                            ====           ======
Non-cash investing and financing activities:
Repurchase of treasury stock through issuance of a note                                        -            $409
Notes received (redeemed) for sale (repurchase) of common stock                             (23)          $1,187
Cashless exercise of stock options                                                             -            $213
Issuance of stock purchase warrants                                                       $7,904               -
Note issued for acquisition of orthopedic soft goods product line                              -          $3,135
Issuance of common stock for services provided in connection with the
   Chattanooga Group, Inc. acquisition                                                      $466               -

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as the "Company" or "Encore"). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine -month periods ended September 28, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated December 31, 2001. Certain amounts in the prior period have been reclassified to conform to the current period presentation.

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

2.       NEW ACCOUNTING STANDARDS

     The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which resulted in additional pre-tax earnings of $70,000 and $140,000 for the three and nine months ended September 28, 2002, respectively. At the Company's effective tax rates for the applicable periods, the impact was an approximately $39,000 increase to the third quarter's net earnings with no impact on year-to-date earnings. Encore has reviewed its goodwill and other intangible assets and has determined that at this time there has been no impairment of these assets that would require any impairment charge to be recorded in the financial statements of the Company.

     The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                   Three Months Ended                  Nine Months Ended
                                         September 28,          September 29,     September 28,   September 29,
                                                 2002                   2001              2002            2001

Reported net income (loss)                       $120                   $746               $0        $(3,340)
Goodwill amortization                               -                    $44                -            $131
                                                 ----                   ----               --        --------
Adjusted net income (loss)                       $120                   $790               $0        $(3,209)
                                                 ====                   ====               ==        ========
Basic earnings per share:
  As reported                                   $0.01                  $0.08            $0.00         $(0.37)
  Goodwill amortization                             -                      -                -          $0.02
                                                -----                  -----            -----         -------
 Adjusted                                       $0.01                  $0.08            $0.00         $(0.35)
                                                =====                  =====            =====         =======
Diluted earnings per share:
  As reported net income                        $0.00                  $0.03            $0.00         $(0.37)
  Goodwill amortization                             -                      -                -          $0.02
                                                -----                  -----            -----         -------
  Adjusted                                      $0.00                  $0.03            $0.00         $(0.35)
                                                =====                  =====            =====         =======

     For the three months and nine months ended September 28, 2002, no goodwill or other intangibles were acquired, impaired, or disposed, other than those related to the Chattanooga acquisition described in Note 6.

     Other intangibles consisted of the following (in thousands) as of September 28, 2002:

                                                           Gross                           Other
                                                         Carrying      Accumulated     Intangibles,
                                                          Amount       Amortization         Net
            Amortized Intangible Assets:

                  Technology-based                           $2,977            $(646)         $2,331
                  Marketing-based                              $950             $(63)           $887
                  Customer-based                             $7,048          $(1,292)         $5,756
                                                             ------          --------         ------
                  Other Intangibles                         $10,975          $(2,001)         $8,974
                                                            =======          ========         ======
            Unamortized Intangible Assets:
                  Trademarks                                 $6,420
                                                             ------
                  Unamortized Intangibles                    $6,420
                                                             ======

     Aggregate amortization expense for the nine months ended September 28, 2002 and September 29, 2001 was $823,000 and $538,000, respectively.

     Estimated amortization expense for the quarter ended December 31, 2002 and next five years is as follows:

             For quarter ended December 31, 2002               $300,000
             For year ended December 31, 2003                $1,000,000
             For year ended December 31, 2004                  $700,000
             For year ended December 31, 2005                  $600,000
             For year ended December 31, 2006                  $500,000
             For year ended December 31, 2007                  $500,000

     As of September 28, 2002, the Company had $6.4 million of indefinite-lived intangible assets (trademarks). The Company also had $9.0 million of other intangible assets which will continue to be amortized over their remaining useful lives ranging from 1 to 40 years.

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

     In April 2002, the FASB issued SFAS No. 145, Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 updates, clarifies, and simplifies existing pronouncements. We do not expect that the adoption of SFAS 145 to have a significant impact on our financial condition or results of operation.

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material impact on our financial statements upon adoption of SFAS 146.

3.       DESCRIPTION OF BUSINESS

     Encore is a diversified orthopedic company that designs, manufactures, markets and distributes orthopedic devices and related products for the orthopedic industry. Our products are used primarily by orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. We currently market and distribute our products through three operating divisions: our Surgical Division, our orthopedic soft goods division (OSG Division) and the Chattanooga Group Division. Our Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implant products. Our OSG Division is a leading provider of orthopedic soft goods, which include non-surgical products that repair, regenerate and rehabilitate soft tissue and bone, and protect against injury. The Chattanooga Group is a market leader across a majority of rehabilitation product segments offering a complete line of rehabilitation equipment. Through these three platforms, we provide a comprehensive range of products to orthopedic specialists operating in a variety of treatment settings, including physician offices, hospitals, and outpatient and rehabilitation clinics.

     Since our formation in April 1992 as an orthopedic implant company, our business has grown through a combination of internal growth and strategic acquisitions. Throughout our history, we have placed a strong emphasis on the research and development efforts that have fueled the product pipeline of our Surgical Division. We have developed and obtained regulatory approval for over 100 products and product improvements focused on the orthopedic total joint, trauma and spinal segments of the surgical market. In addition, we have added products through small strategic acquisitions. More recently, we have completed two significant acquisitions that have allowed us to expand our business into two new product segments of the orthopedic market - orthopedic soft goods and rehabilitation equipment - both of which complement our Surgical Division.

     In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation (the "OSG Products"). These product lines currently form the basis of our OSG Division. These products include the Kallassy Ankle Support(R), the Sports Supports(R) product line of braces and supports, the Rebound(R) line of consumer orthopedics products, the Secure-All(R) brand of patient safety devices, and the Turtle Neck(R) and 911 First Response(R) safety collars.

     On February 8, 2002, we purchased Chattanooga Group, Inc., a privately-held, Tennessee based provider of orthopedic rehabilitation equipment. Chattanooga Group, Inc., which had been in business for over 50 years, originally manufactured and sold the Hydrocollator(R) Steam Pack and has since expanded its product line to include a large variety of rehabilitation and home health products making it capable of providing turn-key clinics for orthopedic professionals. The Chattanooga Group designs, manufactures and distributes around the world a wide range of rehabilitation products including Intelect(R) Electrotherapy units, OptiFlex(R) Continuous Passive Motion devices, Triton(R) and Adapta(R) therapy tables, along with Hydrocollator(R) heating and chilling units.

     In addition to building critical mass, these acquisitions provided us access to a wide range of distribution partners and allow us the opportunity to cross sell our existing product lines to an expanded customer base. With the completion of these two acquisitions, we believe we are well positioned to provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings.

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

4.       INVENTORIES

     Inventories at September 28, 2002 and December 31, 2001 are as follows (in thousands):



                                                          September 28, 2002       December 31, 2001
            Components and raw materials                           $7,935                $ 6,323
            Work in process                                         1,063                    805
            Finished goods                                         22,448                 20,260
                                                                   ------                 ------
                                                                   31,446                 27,388
            Less-inventory reserves                               (4,387)                (4,477)
                                                                   ------                 ------
                                                                  $27,059                $22,911
                                                                  =======                =======

     Encore establishes reserves for such issues as slow moving or excess inventory, product obsolescence and valuation impairment. Encore's inventory reserve policy is primarily based on the products and market practices. The amount and timing of write downs is determined by division. For all divisions, Encore utilizes a specific identification methodology (product rationalization) which can occur whenever there is a change in strategy. In addition, sales performance is reviewed on at least a quarterly basis to determine the amounts that should be added to the existing reserve. Reserves are monitored on a quarterly basis and additions are made as determined by the processes referred to above. These inventory items are primarily being disposed of by scrapping or donating to charitable organizations.

5.       EARNINGS PER SHARE

     The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended September 28, 2002 and September 29, 2001, respectively, are as follows (in thousands):

                                                            Three Months Ended         Nine Months Ended
                                                          September     September   September    September
                                                           28, 2002     29, 2001     28, 2002     29, 2001
Shares used in computing basic earnings per share
         attributable to common stockholders                    10,377       9,541       10,315        9,133
     Plus:   Convertible preferred stock                        13,235      13,235       13,235            -
     Plus:   Warrants issued in connection with
             financing the acquisition of
             Chattanooga Group, Inc.                             2,191           -        1,867            -

     Plus:   Remaining common stock equivalents                    851       1,417          984            -
                                                                   ---       -----          ---            -
Shares used in computing diluted earnings per share
         attributable to common stockholders                    26,654      24,193       26,401        9,133
                                                                ======      ======       ======        =====

     The Company has excluded certain stock options and warrants from the calculation of diluted earnings per share either because the exercise of such options and warrants would be anti-dilutive or because of the net loss for the period presented. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share were 6,210,791 for the third quarter ended September 28, 2002 and 4,613,728 for the quarter ended September 29, 2001, and 5,878,906 and 10,382,291 for the nine months ended September 28, 2002 and September 29, 2001, respectively. The common stock equivalents that were excluded for the third quarter of 2002 are comprised of 2,674,091 shares related to stock options and 3,536,700 shares related to warrants. The common stock equivalents that were excluded for the third quarter of 2001 are comprised of 1,077,028 shares related to stock options and 3,536,700 shares related to warrants. For the nine months ended September 28, 2002, the common stock equivalents that were excluded are comprised of 2,342,206 shares related to stock options and 3,536,700 shares related to warrants. For the nine months ended September 29, 2001, the common stock equivalents that were excluded are comprised of 1,649,510 related to stock options, 5,196,081 related to the Series A preferred stock, and 3,536,700 related to warrants.

6.       ACQUISITION OF CHATTANOOGA GROUP, INC.

     On February 8, 2002, Encore acquired all of the issued and outstanding shares of capital stock of Chattanooga Group, Inc. ("Chattanooga") pursuant to a Stock Purchase Agreement for a cash purchase price of $31,500,000. This price was subject to an adjustment of $3,604,000 for the change in the net worth of Chattanooga between October 1, 2001 and February 8, 2002. This adjustment was recorded and paid in the second quarter of 2002. In order to finance this acquisition, Encore entered into a Credit Agreement with Bank of America, N.A. (the "Credit Agreement") for maximum borrowings up to $30,000,000, subject to limitations based upon the Company's Borrowing Base, as defined therein, and a Note and Equity Purchase Agreement with CapitalSource Finance LLC (the "Note Agreement") for $24,000,000.

     The total purchase price paid for Chattanooga approximating $36,705,000, including cash payments of $31,500,000, the adjustment of $3,604,000, and issuance costs of approximately $1,601,000, was preliminarily allocated as follows based upon the fair value of the assets acquired and liabilities assumed (dollars in thousands):

Current assets                                  $ 18,856
Tangible and other non current assets              6,228
Liabilities assumed                               (16,542)
Intangible assets                                 13,520
Goodwill                                          14,643
                                                  ------
                                                 $36,705
                                                 =======
     The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable:

          Asset class              Fair value        Wtd. Avg. Useful life
Patents                              $ 1,830               11 years
Trademarks / Trade names               6,420              Indefinite
Distributor network                    5,270               20 years
Goodwill                              14,643              Indefinite
                                      ------
                                     $28,163
                                     =======

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

     The following unaudited pro forma information presents results of operations of Encore Medical Corporation as if the acquisition of Chattanooga occurred as of January 1 of the respective year. These pro forma results assume debt service costs associated with the Chattanooga acquisition, calculated at the Company's effective tax rate for the applicable period. Although prepared on a basis consistent with Encore's consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results (in thousands, except for share and per share data):

                                                 Three Months Ended              Nine Months Ended
                                              September 28,     September     September      September
                                                   2002          29, 2001      28, 2002       29, 2001

       Sales                                         $24,474       $21,128        $75,257        $60,767
       Income (loss) before income taxes                 216           752          (111)        (1,483)
       Net income (loss)                                 120           476              0          (954)

Beneficial conversion feature ("BCF")
    related to Series A preferred stock                    -             -              -        (3,706)
       Net income (loss) after BCF                      $120          $476             $0       $(4,660)
       Basic earnings per share                        $0.01         $0.05          $0.00        $(0.51)
Shares used in computing basic earnings
    per share                                         10,377         9,541         10,315          9,133
       Diluted earnings per share                      $0.00         $0.02          $0.00        $(0.51)
Shares used in computing diluted earnings
    per share                                         26,654        24,193         26,401          9,133

7.       LONG-TERM DEBT

     Long-term debt (including capital lease obligations) consists of the following (in thousands):

                                                                                         September 28,    December
                                                                                              2002        31, 2001

   $30,000  credit  facility from a financial  institution  consisting of two term loans       $ 15,864          $ -
        and a  revolving  line of credit;  interest  at the  institution's  base rate or
        LIBOR rate plus an  applicable  margin based upon the type of loan and the ratio of debt to EBITDA  (as  defined  in the  Credit  Agreement);  the term loans are payable monthly through  February 2005 and September 2003; the line of credit is due February  2005;  collateralized  by all assets of Encore;  commitment fee of
        0.5% of unused line balance;  additional  available  borrowings at September 28,
        2002 of $4,800 based upon the current Borrowing Base;  interest rate of 4.71% at
        September 28, 2002

   $24,000 senior  subordinated  notes payable to a financial  institution in connection         18,676            -
        with the acquisition of Chattanooga Group, Inc.;  interest at the greater of 13%
        or the prime rate plus 4%  (subject to a maximum  cap of 15%);  plus  payment in kind interest of 2.75%, payable monthly, due February 2007;  collateralized by a second  lien on all  assets of  Encore;  less  unamortized  deferred  charges of
        $5,759; interest rate of 13% at September 28, 2002

   $10,500  revolving  credit  facility  from a financial  institution;  interest at the                       6,572
        lesser of the  institution's  base rate plus 1.5% or LIBOR plus  2.75%  (5.5% at            -
        December 31, 2001), payable monthly;  collateralized by all assets of Encore and guaranteed by Encore;  commitment fee of 0.375% of unused  balance;  due October
        2002;  available  borrowings  at December 31, 2001 of $3,864,  calculated as the credit limit less total borrowings and letters of credit of $64

   8%  unsecured  note  payable to a  corporation  in  connection  with the OSG Products          1,306        2,482
        acquisition, payable in monthly installments of $130 through July 1, 2003

   6.5% unsecured note payable to a former  employee in connection with a stock purchase            193          291
        agreement  payable in bi-weekly  installments  of $5  (principal  and  interest)
        through January 23, 2004

   8.9%  unsecured  note payable in connection  with the  Biodynamics  Technology,  Inc.          1,964        2,240
        acquisition, payable in varying quarterly installments through March 31, 2005.

   9.5% note payable to a corporation,  payable in quarterly  installments  of $231 plus            231          925
        interest  through  September  30,  2002,  secured  by  inventory   purchased  in
        connection with this note

   Capital lease obligations, collateralized by related equipment                                   232         316
                                                                                                    ---         ---
                                                                                                 38,466       12,826

   Less - current portion                                                                       (4,423)     (9,975)
                                                                                                -------     -------
                                                                                                $34,043    $  2,851
                                                                                               ========    ========

     The debt agreements related to the $30,000,000 credit facility and the $24,000,000 senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreement and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement. As of the date of this report, the Company is in compliance with all debt covenants and warranties. Encore obtained a waiver in the first and third quarters of 2002 of its minimum EBITDA debt covenant under each of the Credit Agreement and Note Agreement and was in compliance with all other debt covenants and warranties. Encore is in the process of working with its lenders to modify its current covenant arrangements for future periods to bring such requirements in line with Encore's past and anticipated future performance in order to meet covenant compliance at year end. Additionally, while the Company anticipates it will be able to modify its existing credit agreements there exists the possibility that the Company will not be able to do so and will be unable to meet its future debt covenants. Should that occur and the Company be required to repay a portion of all of the amounts outstanding under the Credit Agreement and Note Agreement, Encore will need to obtain additional financing, although there is no assurance as to the amount, availability or cost of such financing.

     Pursuant to the terms of the senior subordinated notes payable, the Company issued a warrant to the lender, pursuant to which the lender has the right to acquire for a period of five years up to an aggregate of 2,198,614 shares of the Company's Common Stock (the "Warrants"). Further, under the terms of the Note Agreement, if the Company fails to generate certain amounts of adjusted earnings before interest, taxes, deprecation and amortization ($16,500,000 for the period commencing March 31, 2002 and ending on March 29, 2003), the Company would have the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6,000,000 of the aggregate principal under the Note Agreement. If the Company exercises this right, then a pro-rata portion of the Warrants (the "Conveyed Warrants") will be conveyed by the lender to three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the "Galen Entities"). In the event the Company has the right to prepay but does not choose to exercise this right, then the Galen Entities will purchase the amount of notes that the Company has the right to prepay. In the event the Galen Entities purchase any notes from the lender, then upon such purchase, (a) those notes will automatically convert into additional shares of Series A Preferred Stock and (b) a pro-rata portion of the Warrants will also be conveyed by the lender to the Galen Entities.

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

     The Warrants and Option granted above were valued at $6,596,000 and $1,308,000, respectively. The value of the Warrant is recorded as a reduction of long-term debt on the balance sheet and is being amortized to interest expense over the term of the Note Agreement (five years). The value of the Option is recorded as an other asset on the balance sheet and is being amortized to interest expense over the life of the Option (eighteen months). During the quarter ended September 28, 2002, amortization expense relating to the Warrants and Option was $330,000 and $218,000, respectively. During the nine months ended September 28, 2002, amortization expense relating to the Warrants and Option was $837,000 and $554,000, respectively.

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

9.       SEGMENT INFORMATION

     Encore has three reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Encore's reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The Surgical Division sells reconstructive products including knee, hip, shoulder and spinal implants and trauma-related products. The OSG Division sells knee, shoulder, ankle and wrist braces; neoprene supports; slings; cervical collars; immobilizers for various joints in the body; pressure care products and patient safety devices. The Chattanooga Group sells electrotherapy units, therapeutic ultrasound equipment, continuous passive motion devices, and therapy tables, along with heating and chilling units.

         Information regarding business segments is as follows (in thousands):

                                                    Three Months Ended        Nine Months Ended
                                                  September    September   September     September
                                                  28, 2002     29, 2001     28, 2002      29, 2001
         Sales:

           Surgical Division                            7,462       8,335      23,743      25,428
           OSG Division                                 3,733       4,887      12,863       4,887
           Chattanooga Group                           13,279           -      32,696           -
                                                -------------------------------------------------
             Consolidated net sales                    24,474      13,222      69,302      30,315
                                                =================================================

         Gross margin:
           Surgical Division                            5,013       5,369      16,193      16,303
           OSG Division                                 1,065       1,594       3,674       1,594
           Chattanooga Group                            5,493           -      13,044           -
                                                -------------------------------------------------
             Consolidated gross margin                 11,571       6,963      32,911      17,897
                                                =================================================

     Encore allocates resources and evaluates the performance of segments based on gross margin and therefore has not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section includes a summary of Encore Medical Corporation's consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2001 Form 10-K for a complete description of our significant accounting policies and estimates. See Note 6 - Acquisition of Chattanooga Group, Inc. and Note 8 - Acquisition of Orthopedic Soft Goods Products.

     We are a diversified orthopedic company that designs, manufactures, markets and distributes orthopedic devices and related products for the orthopedic industry. Our products are used primarily by orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. We currently market and distribute our products through three operating divisions: our Surgical Division, our orthopedic soft goods division (OSG Division) and the Chattanooga Group. Our Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implant products. Our OSG Division is a leading provider of orthopedic soft goods, which include non-surgical products that repair, regenerate and rehabilitate soft tissue and bone, and protect against injury. The Chattanooga Group is a market leader across a majority of rehabilitation product segments offering a complete line of rehabilitation equipment. Through these three platforms, we provide a comprehensive range of products to orthopedic specialists operating in a variety of treatment settings, including physician offices, hospitals, and outpatient and rehabilitation clinics.

     Since our formation in April 1992 as an orthopedic implant company, our business has grown through a combination of internal growth and strategic acquisitions. Throughout our history, we have placed a strong emphasis on the research and development efforts that have fueled the product pipeline of our Surgical Division. We have developed and obtained regulatory approval for over 100 products and product improvements focused on the orthopedic total joint, trauma and spinal segments of the surgical market. In addition, we have added products through small strategic acquisitions. More recently, we have completed two significant acquisitions that have allowed us to expand our business into two new product segments of the orthopedic market - orthopedic soft goods and rehabilitation equipment - both of which complement our Surgical Division. These two acquisitions will have the effect of significantly increasing our revenues and should contribute to increasing our operating income, net income and earnings before interest, taxes and depreciation, when compared to prior periods. In addition, since these acquisitions were funded through a combination of debt and equity, they had the impact of materially altering our balance sheet.

     In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation. These product lines currently form the basis of our OSG Division. These products include the Kallassy Ankle Support(R), the Sports Supports(R) product line of braces and supports, the Rebound(R) line of consumer orthopedics products, the Secure-All(R) brand of patient safety devices, and the Turtle Neck(R) and 911 First Response(R) safety collars.

     On February 8, 2002, we purchased Chattanooga Group, Inc., a privately-held, Tennessee based provider of orthopedic rehabilitation equipment. Chattanooga Group, Inc., which had been in business for over 50 years, originally manufactured and sold the Hydrocollator(R) Steam Pack and has since expanded its product line to include a large variety of rehabilitation and home health products making it capable of providing turn-key clinics for orthopedic professionals. The Chattanooga Group designs, manufactures and distributes around the world a wide range of rehabilitation products including Intelect(R) Electrotherapy units, OptiFlex(R) Continuous Passive Motion devices, Triton(R) and Adapta(R) therapy tables, along with Hydrocollator(R) heating and chilling units.

     In addition to building critical mass, these acquisitions provided us access to a wide range of distribution partners and allow us the opportunity to cross sell our existing product lines to an expanded customer base. With the completion of these two acquisitions, we believe we are well positioned to provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings.

Critical Accounting Policies and Estimates

     Management's discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to inventory, accounts receivable, deferred taxes, goodwill and intangible assets, and contingencies and litigation. Encore bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company applies the following critical accounting policies in the preparation of its consolidated financial statements:

Inventory Reserves

     The nature of Encore's business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. Encore records inventory at the lower of cost or market, with cost based upon average actual cost. Encore establishes reserves for such issues as slow moving or excess inventory, product obsolescence and valuation impairment. Encore's inventory reserve policy is primarily based on the products and market practices. The amount and timing of write downs is determined by division. For all divisions, Encore utilizes a specific identification methodology (product rationalization) which can occur whenever there is a change in strategy. In addition, sales performance is reviewed on at least a quarterly basis to determine the amounts that should be added to the existing reserve. Reserves are monitored on a quarterly basis and additions are made as determined by the processes referred to above. In determining the adequacy of its reserves, at each reporting period Encore analyzes the following, among other things:

1.       Current inventory quantities on hand;
2.       Product acceptance in the marketplace;
3.       Customer demand;
4.       Historical sales;
5.       Forecasted sales;
6.       Product obsolescence; and
7.       Technological innovations.

     Any modifications to Encore's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management.

Revenue Recognition

     The Surgical Division's products are sold through a network of independent sales representatives in the U.S. and by distributors outside the U.S. Revenues from sales made by independent sales representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure (implanted into a patient) and a purchase order is received from the hospital. Revenues from sales to customers outside the U.S. are recorded when the product is shipped to the customer. The distributors, who sell the products to other customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay Encore within specified terms regardless of when they sell the products. In addition there is no price protection.

     The OSG Division's products are sold to distributors, retail outlets, and various medical and sports establishments. Sales are recorded at the time the product is shipped to the customer. Customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products, and have no price protection except for distributors who participate in our rebate program. Product returns are allowed only with prior approval by Encore and a reserve for estimated product returns is maintained based on actual historical experience. In addition, rebates are granted to distributors and a reserve is maintained for future rebate claims based on actual historical experience. The reserves for estimated product returns and rebate claims are a deduction from the sales recorded for each reporting period.

     The Chattanooga Group Division's products are sold to independent dealers who take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell the products, and have no price protection. The sales are recorded when the products are shipped to these dealers. Product returns are allowed only with prior approval and a reserve for estimated product returns is maintained based on actual historical experience. In addition, extended warranty contracts are sold (less than 1% of total revenue) and the warranty revenues are recognized over the life of the warranty period.

     Encore must make estimates of potential future product returns and rebates related to current period product revenue. To do so, management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of Encore's products when evaluating the adequacy of the sales returns and other allowances. Significant management judgment must be used and estimates must be made in connection with establishing the sales returns, rebates and other allowances in any accounting period.

Allowance for Doubtful Accounts

     Encore must make estimates of the uncollectibility of accounts receivables. In doing so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Deferred Tax Asset Valuation Allowance

     In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon Encore attaining future taxable income during the periods in which those temporary differences become deductible. Based upon management's projections of future taxable income and the periods and manner in which Encore's deferred tax assets will be available, management estimates that it is more likely than not that all of Encore's deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance at September 28, 2002.

Goodwill and Intangible Assets

     Encore must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination or asset acquisition, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to
valuations  of  intangible   assets  acquired  in  connection  with  a  business
combination or asset acquisition, it is the Company's practice to use both internal and external third party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. Additionally, on an ongoing basis, the Company reviews its intangible assets and goodwill to determine if there has been any change in the useful life of an intangible asset or whether there has been impairment of these assets.

Results of Operations

     Three Months Ended September 28, 2002, as Compared to the Three Months Ended September 29, 2001.

     Sales  were  $24.5  million  for the  quarter  ended  September  28,  2002, representing an increase of $11.3 million or 85% over the quarter ended September 29, 2001. The primary reason for this significant increase was sales generated as a result of the acquisition in February 2002 of Chattanooga Group, Inc. In the Surgical Division overall sales of $7.5 million represented a decrease of 10% when compared to sales levels during 2001. However, in this division, the overall sales decrease masks the improvements made by the division in expanding its domestic sales. This has been where the Company has concentrated most of its Surgical Division sales efforts in 2002. Many product categories showed improvement in 2002 over 2001, primarily in price since unit sales have been relatively flat. The increase was most notable in the spine implant area where domestic sales increased 96% over the level of spine product domestic sales in the third quarter of 2001. International sales in the Surgical Division totaled $885,000 in 2002, which is a decrease of 61% when compared to the sales levels during the third quarter of 2001. Almost all of this decrease was in the knee implant area, which has constituted the vast majority of our international sales. This is primarily a result of a competitor acquiring Encore's primary European distributor in the fall of 2001. It is expected that this decrease in international sales will continue through December 31, 2002. After 2002, we anticipate the impact of the loss of this distributor will be lessened since that distributor has represented only limited sales during 2002. However, it is expected that international sales could still decline in 2003 from the level of 2002 sales. The OSG Division reported sales of $3.7 million for the third quarter of 2002 as compared to $4.9 million in the prior year. This decline is primarily due to customers stocking up in the third quarter of 2001 in anticipation of having this product line moved to Encore from Kimberly Clark at the end of 2001. The Chattanooga Group Division reported sales of $13.3 million for the third quarter of 2002. This level of sales for the Chattanooga Group was 4% greater than the sales that Chattanooga Group, Inc. achieved during the third quarter of 2001.

     Gross margin increased by $4.6 million in 2002 to $11.6 million as compared to $7 million for the third quarter of 2001. This increase, like the increase in sales, was due to the acquisition of the Chattanooga Group. The addition of the Chattanooga Group accounted for $5.5 million of the increase, offset by decreases in gross margin from the OSG Division and the Surgical Division of $500,000 and $400,000, respectively. While gross margin grew by absolute dollar amounts, overall gross margin as a percent of sales decreased from 53% in 2002 to 47% when compared to the third quarter of 2001. Surgical gross margins as a percent of sales improved for the quarter from 64% to 67% due primarily to the change in geographical mix in favor of domestic sales that yield higher margins. However, the improvement in this division was offset on a consolidated basis by the lower gross margin rates that are normally generated from sales in the OSG Division and the Chattanooga Group Division. Sales of OSG Products produced a gross margin of 29% in 2002, compared to 33% in 2001 and sales of rehabilitation equipment in the Chattanooga Group Division produced a gross margin of 41% of sales in 2002.

     With respect to research and development expenses and selling, general and administrative expenses, the following provides the components of these expenses among divisions. These components are a combination of specifically identified expenses and allocations of expenses that benefit more than one division. Therefore, they are approximations and are subject to variation based on different allocations that could arise as additional information is obtained or future analyses are performed.

     Research and development expenses increased to $900,000 in the third quarter of 2002 from $400,000 in 2001. This is an increase of $500,000 or 123% from the third quarter of 2001. The inclusion of research and development expenses related to the Chattanooga Group Division primarily accounted for the increase.

     Selling, general, and administrative expenses totaled $8.5 million in the third quarter of 2002, a $3.4 million or 66% increase compared to third quarter of 2001 expenditures of $5.2 million. However, as a percent of sales, selling, general and administrative expenses decreased to 35% for the quarter from 39% in the third quarter of 2001. These expenses increased primarily due to the acquisition of Chattanooga Group, which incurred $3.1 million of selling, general and administrative expenses. The remaining portion of the increase occurred in OSG Division distribution costs of $147,000, which included new warehouse space, which we began to utilize in 2002.

     The combination of all of these factors resulted in the third quarter of 2002 showing an increase in operating income to $2.1 million, which compares to operating income of $1.4 million in the third quarter of 2001. Interest expense for the three months ended September 28, 2002, was $2 million, an increase of approximately $1.6 million over the $.4 million incurred during the same period in the prior year. This was primarily due to interest expense relating to the acquisition of Chattanooga Group, which accounted for $1.7 million of the increase. Other income is largely composed of royalties received from a European orthopedic distributor.

     Overall, net income for the quarter ended September 28, 2002 totaled $120,000, compared to $746,000 for the third quarter of 2001.

     Nine Months Ended September 28, 2002, as Compared to the Nine Months Ended September 29, 2001.

     Sales were $69.3 million for the nine months ended September 28, 2002, compared to $30.3 million in 2001, representing an increase of $39 million or 129%. The primary reason for this significant increase was the acquisition by the Company during 2001 of the OSG Products and the acquisition of Chattanooga Group, Inc. In the Surgical Division sales of $23.7 million in 2002 represent a decrease of 7% when compared to sales in 2001 of $25.4 million. This overall decrease results from offsetting improvements made in domestic sales by the decreases in international sales. Sales of reconstructive devices in the United States increased 11% in 2002, primarily driven by higher average selling prices since unit sales were unchanged, over the levels in 2001 while sales outside the U.S. decreased 55% in 2002 when compared to 2001. The OSG Division reported sales of $12.9 million and the Chattanooga Group Division (beginning on February 8, 2002) reported sales of $32.7 million.

     Gross margin increased by $15 million to $32.9 million in 2002 as compared to $17.9 million for the nine months ended in 2001. This increase was a result of two factors. First, the addition of the Chattanooga Group Division and the OSG Division accounted for $13 million and $2.1 million of the increase, respectively. These increases were offset by a $100,000 decrease in gross margin in the Surgical Division. While the gross margin grew by absolute dollar amounts, gross margin as a percent of sales decreased from 59% in 2001 to 47% in 2002. This is because sales of OSG Products and rehabilitation equipment in the Chattanooga Group Division typically yield lower gross margins than sales of surgical products. These divisions' gross margins in 2002 were 29% and 40% of sales, respectively. Surgical Division gross margin as a percent of sales improved for the first nine months from 64% in 2001 to 68% in 2002 due to the change in geographical mix in favor of U.S. sales that yield higher margins.

     With respect to research and development expenses and selling, general and administrative expenses, the following provides the components of these expenses among divisions. These components are a combination of specifically identified expenses and allocations of expenses that benefit more than one division. Therefore, they are approximations and are subject to variation based on different allocations that could arise as additional information is obtained or future analyses are performed.

     Research and development expenses, which totaled $2.4 million for the first nine months of 2002, increased $1.2 million or 96% compared to the $1.2 million incurred in the nine months ended September 29, 2001. The acquisition of Chattanooga Group accounted for $1.1 million of the increase while Surgical Division expenditures increased by $100,000. This was due to the clinical evaluation expenses and preparation for release to market of a mobile bearing knee, a unicondylar knee, 3DKneeTM, in addition to the work being done on the ReverseTM Shoulder and Ceramic/Ceramic Acetabular Hip implants.

     Selling, general, and administrative expenses of $25.6 million in the first nine months of 2002 increased $11.9 million or 86% compared to the first nine months ended in 2001. As a percent of sales, selling, general and administrative expenses decreased to 37% for the nine months ended September 28, 2002 from 45% for the nine months ended September 29, 2001. These expenses increased in part due to the acquisitions of Chattanooga Group, which incurred $7.6 million of selling, general and administrative expenses, and the OSG Division, which increased $3.2 million for these expenses during the nine months ended 2002. The remaining increase is primarily attributable to three factors. First, Surgical Division commissions increased $200,000 due to the increase in domestic sales. Second, marketing expenses increased $500,000 due to increased activities associated with tradeshows and consulting surgeons. Finally, a portion of general and administrative expenses increased $400,000 due to an approximate 20% increase in insurance premiums, increased investor relations activities, and increased strategic planning activities.

     Unlike 2001, when there was incurred during the second quarter of 2001, $1.6 million relating to specific non-recurring items, no other charges were incurred in the nine months ended September 28, 2002. In 2001, these items included $917,000 related to a senior management option exchange program, $535,000 incurred in connection with a legal settlement of a lawsuit brought by a former shareholder in an attempt to stop the issuance of the Series A preferred stock and $171,000 charged for the cashless exercise of options by a former employee.

     The combination of all of these factors resulted in a $3.6 million increase in operating income to $4.9 million in the first nine months of 2002 compared to $1.3 for the first nine months of 2001. Interest expense increased during the first nine months of 2002 to $5.2 million as compared to $1.0 million during the same period in the prior year. This was primarily due to interest expense related to the note payable to Kimberly-Clark arising from the acquisition of the OSG Products and interest expense relating to the acquisition of Chattanooga Group. Other income is largely composed of royalties received from a European orthopedic distributor.

     Overall, Encore broke even for the nine months ended September 28, 2002 as compared to net income of $366,000 during the nine months ended September 29, 2001.

     In connection with the issuance of Series A Preferred Stock in June 2001, Encore recorded a charge to net income available to common stockholders of $3.7 million representing the fair value of the beneficial conversion feature of the Series A Preferred Stock. Therefore net loss attributable to common stockholders, totaled $3.3 million in 2001, but Encore broke even in 2002.


Liquidity and Capital Resources


     Since inception, Encore has financed its operations through the sale of equity securities, borrowings and cash flow from operations. As of September 28, 2002, Encore had borrowed approximately $16 million under the Senior Credit Agreement (defined below), with the availability (based upon the current borrowing base) of approximately an additional $4.8 million to borrow for working capital and general corporate purposes.

     During the first nine months of 2002, operating activities provided cash and cash equivalents of $7.8 million. This compares to cash and cash equivalents of $7.1 million provided by operating activities during the first nine months of 2001. The major reasons for this improvement were decreases in inventory ($800,000) and accounts receivable ($2.6 million) at September 28, 2002 compared to the respective amounts for these items at September 29, 2001 and a $3.0 million increase in depreciation and amortization.

     In June 2001, Encore raised $12.8 million, net of issuance costs of $660,000, in connection with the sale of Series A Preferred Stock. The purpose of raising this money was to fund acquisitions Encore had previously announced it was pursuing. The first of these acquisitions was completed on July 2, 2001, with the purchase of the OSG Products from Kimberly-Clark Corporation.

     In order to finance the acquisition of Chattanooga, Encore and its subsidiaries entered into the Credit Agreement dated as of February 8, 2002 with Bank of America, National Association, as agent, and the lenders signatory thereto, for a maximum borrowing capacity of up to $30,000,000, subject to limitations based upon Encore's Borrowing Base, as defined (the "Senior Credit Facility"), pursuant to the Credit Agreement. Encore and its subsidiaries executed various security documents in order to secure the financing under the Credit Agreement, including security agreements, a mortgage, guaranty agreements, a copyright security agreement, patent security agreements, trademark security agreements and various Uniform Commercial Code financing statements.

     Further, in order to finance the acquisition of Chattanooga, Encore and its subsidiaries entered into a Note Agreement dated as of February 8, 2002 with CapitalSource Finance LLC, as agent and purchaser ("CapitalSource"), pursuant to which Encore sold $24,000,000 in Senior Subordinated Notes (the "Senior Subordinated Notes") to CapitalSource. Encore and its subsidiaries executed various security documents in order to secure the financing under the Note Agreement, including security agreements, a mortgage, guaranty agreements, a copyright security agreement, patent security agreements, trademark security agreements and various Uniform Commercial Code financing statements. The security interests created by the security documents executed pursuant to the Note Agreement are junior and subordinate to the security interests created by the security documents executed pursuant to the Credit Agreement.

     These debt arrangements contain operating and financial restrictions that may restrict Encore's business and financing activities. These debt agreements restrict Encore's ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or
(ix) enter into mergers or consolidations.

     Under the Note Agreement, if Encore generates less than certain amounts of adjusted earnings before interest, taxes, depreciation and amortization ($16,500,000 for the period commencing March 31, 2002 and ending on March 29,
2003), then Encore would have the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6 million aggregate principal amount of the Senior Subordinated Notes. If Encore exercises this right, then a pro-rata portion of the CS Warrants (as defined below) (the "Conveyed Warrants") will be conveyed by an affiliate of CapitalSource to the Galen Entities (as defined below). In the event Encore does not choose to exercise this right, then three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the "Galen Entities"), have agreed to purchase the amount of Senior Subordinated Notes that Encore has the right to prepay. The Galen Entities beneficially own approximately 51% of the outstanding shares of common stock (on an as-converted basis) of Encore. In the event the Galen Entities purchase any Senior Subordinated Notes from CapitalSource, then upon such purchase, (a) those notes will automatically convert into additional shares of Encore's Series A Preferred Stock at a conversion price equal to the lower of
(i) $150 per share or (ii) 50 times the greater of $1 or the trailing ten-day average closing price of the Company's common stock on the date of conversion, and (b) a pro-rata portion of the Warrants will also be conveyed by CapitalSource Holdings LLC to the Galen Entities. As an inducement for the Galen Entities to enter into the CapitalSource/Galen Agreement, Encore granted the Galen Entities options dated as of February 8, 2002 (the "Option") to acquire up to that number of shares of Encore common stock with a value equal to $6,000,000 at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of Encore's common stock on the date of exercise. If the Galen Entities choose to exercise their rights under the Option, then any Conveyed Warrants will automatically be terminated. Conversely, if the Galen Entities choose to exercise any Conveyed Warrants, then the Option will automatically be terminated. The Option will otherwise automatically terminate on the earlier of (i) the 30th day following the date the Galen Entities are no longer obligated to purchase any Senior Subordinated Notes under the CapitalSource/Galen Agreement, (ii) the date the Galen Entities acquire any Senior Subordinated Notes or (iii) August 15, 2003.

     Encore obtained a waiver in the first and third quarters of 2002 of its minimum EBITDA debt covenant under each of the Credit Agreement and Note Agreement and was in compliance with all other debt covenants and warranties. Encore is in the process of working with its lenders to modify its current covenant arrangements for future periods to bring such requirements in line with Encore's past and anticipated future performance in order to meet covenant compliance at year end. Additionally, while the Company anticipates it will be able to modify its existing credit agreements there exists the possibility that the Company will not be able to do so and will be unable to meet its future debt covenants. Should that occur and the Company be required to repay a portion of all of the amounts outstanding under the Credit Agreement and Note Agreement, Encore will need to obtain additional financing, although there is no assurance as to the amount, availability or cost of such financing.

     In addition to the current restrictions and requirements contained in the current credit arrangements, Encore's significant debt level may limit its flexibility in obtaining additional financing and in pursuing other business opportunities. Encore's high degree of leverage could have negative consequences for it, including the following: (i) the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or financing may not be available to it on favorable terms; (ii) Encore will need a substantial portion of its cash flow to pay the principal and interest on its indebtedness, including indebtedness that it may incur in the future; (iii) payments on Encore's indebtedness will reduce the funds that would otherwise be available for operations and future business opportunities; (iv) a substantial decrease in net operating cash flows could make it difficult for Encore to meet its debt service requirements and force it to modify its operations; (v) Encore's debt level may make it more vulnerable than its competitors to a downturn in either its business or the economy generally; and (vi) since some of the debt has a variable rate of interest, it exposes Encore to the risk of increased interest rates.

     Encore is exposed to certain market risk as part of its ongoing business operations. Primary exposure includes changes in interest rates. Encore is exposed to interest rate risk in connection with the term loans and borrowings under the Credit Agreement, which bears interest at floating rates based on the London Interbank Offered Rate ("LIBOR") or the prime rate plus an applicable borrowing margin. Encore manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. With the new financing incurred in connection with the acquisition of Chattanooga Group, Inc., all of the Senior Credit Facility is variable rate debt, while the Senior Subordinated Notes are structured so as to remain at no less than a 13% interest rate and no more than a 15% interest rate. Encore may use derivative financial instruments where appropriate to manage its interest rate risk. However, as a matter of policy, it does not enter into derivative or other financial investments for trading or speculative purposes. To date, it has entered into no derivative financial instruments. In the past, all of the Company's sales have been denominated in U.S. dollars, and therefore the Company has not been subject to foreign currency exchange risks. However, as the Company begins to directly distribute its products in selected foreign markets, it has begun to allow some of its European based customers to be billed in and pay in Euros, and the Company expects that future sales of these products in these markets will, to some extent, be denominated in the applicable foreign currencies, which would cause currency fluctuations to more directly impact its operating results.

Capital Expenditures

     The  following  table  summarizes  our  capital   expenditures  during  the
indicated periods:

                                                                   For the Nine Months Ended
                                                                          September 28,
          (in thousands)                                                 2002              2001
           Buildings and leasehold improvements                         $ 129             $   -
           Equipment                                                      226                99
           Furniture and fixtures                                         272               384
           Surgical Instrumentation                                       278             1,191
                                                                          ---             -----
           Total                                                        $ 905            $1,674
                                                                          ===            ======

     We have made significant investments in the surgical implant instrumentation required to implant our surgical products. The size of our investments in this instrumentation has increased due to the increasing size of our sales force and the expansion of our product lines. As an incentive for choosing our surgical products, our sales agents often provide surgeons with the necessary surgical implant instrumentation free of charge. We believe this practice has the net effect of increasing sales of our surgical products. In the United States, we capitalize and depreciate the surgical implant instrumentation we purchase, whereas the instruments are sold or leased to our international customers.

     We have invested in various machine tools in order to increase our manufacturing capacity. We primarily acquire our machinery through capital leases or acquisitions. As a growing organization, we have devoted significant capital resources to expanding and improving our management information systems through the addition of computer hardware and software, and various other related equipment required to support a growing organization.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

     There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.  Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive
Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Chief Executive Officer and the Chief Financial Officer of the Company, with the assistance of other members of the Company's management, have evaluated the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. Since the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

Part II. Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of  Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits.

               99.1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Exeuctive Officer

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


November 11, 2002                   By:  /s/ Kenneth W. Davidson
Date                                     Kenneth W. Davidson,
                                         Chairman of the Board,
                                         Chief Executive Officer and
                                         President


November 11, 2002                   By:   /s/ August Faske
Date                                     August Faske, Executive Vice President
                                         - Chief Financial Officer

                                 CERTIFICATIONS

     In connection with the Quarterly Report of Encore Medical Corporation (the "Company") on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth W. Davidson, Chief Executive Officer of the Company, certify that:

     (1) I have reviewed the report being filed;

     (2) Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     (3) Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

     (4) I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

          (iii)   Presented   in  the  report   their   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

     (5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board or directors (or persons fulfilling the equivalent function):

          (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     (6) I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kenneth W. Davidson

Kenneth W. Davidson
Chief Executive Officer
November 11, 2002


     In connection with the Quarterly Report of Encore Medical Corporation (the "Company") on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, August B. Faske, Chief Financial Officer of the Company, certify that:

     (1) I have reviewed the report being filed;

     (2) Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     (3) Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

     (4) I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

          (iii)   Presented   in  the  report   their   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

     (5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board or directors (or persons fulfilling the equivalent function):

          (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     (6) I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ August B. Faske

August B. Faske
Chief Financial Officer
November 11, 2002

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Encore Medical Corporation (the "Company") on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth W. Davidson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kenneth W. Davidson

Kenneth W. Davidson
Chief Executive Officer
November 11, 2002

                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Encore Medical Corporation (the "Company") on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, August B. Faske, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ August B. Faske

August B. Faske
Chief Financial Officer
November 11, 2002