Form 10-K
period 2002-12-31
ENCORE MEDICAL CORP
filed 2003-03-28
CIK 944763

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Encore Medical Corporation, computed by reference to the last sales price of such stock as of March 14, 2003, was $16,001,384

Indicate the number of shares outstanding of the registrant’s class of common stock, as of March 14, 2003, the latest practicable date.

Title	Outstanding
Common Stock, par value $0.001	11,099,971

List hereunder the following documents, if incorporated by reference, and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY’S ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K.)

This annual report on Form 10-K of Encore Medical Corporation (“Encore”, the “Company” or “we”) for the year ended December 31, 2002 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”. Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described on the following pages and elsewhere in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed on the following pages, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the success and costs of advertising and promotional efforts; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; the ability to obtain financing for one or more acquisitions; the ability to successfully complete and integrate one or more acquisitions; technological obsolescence of one or more products; changes in product strategies; the availability of management personnel and other important employees; and the costs and effects of legal proceedings.

The following are either (i) our registered trademarks or trademarks for which we have pending applications or common law rights to, or (ii) registered trademarks or pending trademarks for which we have licenses to use:

3DKnee™, 3DMatrix™, 911 First Response Collar®, Adapta®, Auto-Flex®, Auto-Trac®, B.A.T.H.™, Chieftain™, CKD™, Clear Cut®, ColPac®, Cover-Sling®, Cyclone™ (and design), Dura-Stick®, Dura-Stim™, EMG Retrainer®, Encore®, Encore Orthopedics® (and design), EPIK™, Ergowave®, Ever Green Because It’s Our World Too®, Excelerator™, EZ-Fix®, Flexipac®, Foundation®, Hydrocollator®, Hydrocollator® ColPac®, I-KON™, Industry’s Choice®, Intelect®, Isobar®, Kallassy Ankle Support®, Keystone®, Linear®, Maximum Poly®, Myossage®, Navigator®, Nylatex®, OptiFlex®, Para-Care®, PASS™, Power Play, Pression®, Pre-Vent™, Quick Release™, Rebound®, Revelation®, Reverse™ Shoulder (and design), RSP™, Secuplate®, Spinalator®, Sports Supports® (and design), Stamina®, Stealth®, Steam Pack®, Theratherm™, Triax®, Triton®, True/Fix®, True/Flex®, True/Lok™, Turtle Neck®, TX®, Vectra®, Vitality®, Warm’n Form®, Wellness by Design®, WRIGHTLOCK®

Item 1. Business

OVERVIEW

We are a diversified orthopedic company that designs, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices and related products for the orthopedic industry. Our products are used primarily by orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. We currently market and distribute our products through our three operating divisions, our Surgical Division, our OSG Division and the Chattanooga Group. Our Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implants. Our OSG Division is a leading provider of orthopedic soft goods that are used to assist the patient in recovering from an injury or a surgical procedure, or to protect against re-injury or damage to a surgical site. The Chattanooga Group is a leader in the rehabilitation product segment of the orthopedic market. Our three divisions enable us to reach a diverse customer base through multiple distribution channels, providing opportunities for growth across the orthopedic market.

Since our formation in April 1992 as an orthopedic implant company, our business has grown through a combination of internal growth and strategic acquisitions. Throughout our history, we have placed a strong emphasis on the research and development efforts that have fueled the product pipeline of our Surgical Division. We have developed and obtained regulatory approval for over 100 products and product improvements focused on the orthopedic total joint, trauma and spinal segments of the surgical market. In addition, we have added products through small strategic acquisitions. More recently, we have completed two significant acquisitions that have allowed us to expand our business into two new product segments of the orthopedic market—orthopedic soft goods and rehabilitation equipment—both of which complement our Surgical Division.

In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation (“Kimberly-Clark”). These product lines currently form the basis of our OSG Division. In February 2002, we purchased Chattanooga Group, Inc., a leading provider of orthopedic rehabilitation products. In addition to building critical mass, these acquisitions provided us access to a wide range of distribution partners and allow us the opportunity to cross sell our existing products to an expanded customer base. With the completion of these two acquisitions, we believe we are well positioned to provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings.

BASIS OF PRESENTATION

In connection with the acquisition of Chattanooga Group, Inc. (“CGI”), and for purposes of efficiency and state tax minimization, Encore Orthopedics, Inc. was converted on February 7, 2002, from a Delaware corporation to a Delaware limited partnership known as Encore Medical, L.P. (“EMLP”). It has two partners, Encore Medical GP, Inc. (“EGP”) and Encore Medical Asset Corporation (“EMAC”), the general partner and limited partner, respectively. Both of these corporations are wholly owned subsidiaries of Encore. All of the assets, liabilities, operations and financial results of EMLP, EGP and EMAC are consolidated in the financial statements of Encore. Prior to February 7, 2002, neither EGP nor EMAC had any operations. On March 1, 2002, Chattanooga Group, Inc. was merged into and with EMLP, with EMLP being the surviving entity.

INDUSTRY BACKGROUND

Certain of the information contained in this Form 10-K, generally, and in this section concerning the definition, size and development of the various product markets in which Encore participates, and Encore’s general expectations concerning the development of such product markets, both domestically and internationally, are based on estimates. Those estimates have been prepared by Encore using data from various sources (primarily Medical Data International, Inc., UBS Warburg, US Bancorp, Merrill Lynch, Piper Jaffray and Knowledge Enterprises, as well as data from Encore’s internal research). Encore has no reason to believe these estimates or the assumptions used are unreliable or unreasonable.

Over the last two decades, the orthopedic products market, which consists of implants for joint replacement, spinal implants, trauma products, certain arthroscopic, sports medicine and soft goods products, bone cement and related products and instrumentation, has experienced growth in both revenue and unit sales. Recent advances in technology require the addition to the orthopedic products market of tissue technology, image-guided surgery, osteobiologics and diagnostic products related to osteoporosis. Based on this expanded scope, in 2002, the worldwide market for orthopedic products produced an estimated $12.5 billion in revenue. In the United States, the orthopedic products market represented approximately $6.6 billion in revenue in 2002. The worldwide market is expected to grow at a 7 to 8% annual rate through 2005.

Several factors are driving growth in the orthopedic industry, these factors include:

Favorable demographics.    The most commonly treated patients across the continuum of care in the orthopedic industry are patients 65 years of age and over, which is one of the fastest growing segments of the U.S. population. According to U.S. Census data, the total U.S. population is projected to grow approximately 8% from 2001 to 2010, while the number of individuals in the U.S. over the age of 65 is projected to grow 13% during that period. A majority of reconstructive implants are performed on patients who are aged 65 and over. In addition, elderly patients are more likely than others to use orthopedic soft goods and rehabilitation equipment for post-surgery recovery, to treat or prevent an injury, to help relieve chronic pain, or to improve function.

Active “Baby Boomer” population.    On average, baby boomers exercise more frequently and live more active lifestyles than average Americans. As baby boomers age, this active lifestyle, combined with their strong desire to maintain the same quality of life to which they are accustomed, make baby boomers increasingly likely to suffer injuries and need surgery and rehabilitation.

Improving technologies.    Advances in technologies and procedures have expanded the scope and applications of products addressing the orthopedic market. For example, joint reconstruction was historically reserved for older patients who tend to be less active and who typically place less stress on their implants. However, with new technologies that prolong the life of implants and conserve patients’ existing bone, surgeons are able to accommodate younger and more active patients. In addition, developments in alternative surface interfaces that reduce wear (such as metal on metal and ceramic on ceramic), have created products that are superior to traditional implants, thus encouraging surgeons to implant them earlier in a patient’s life. Further, new developments in minimally invasive hip and knee implant surgical procedures encourage patients and their surgeons to turn to implants earlier in the overall treatment process.

Increased pricing.    Technological developments have enabled new devices to sell at a premium to traditional implants. In addition, with the average lifespan of many reconstructive joint implants being only 15 to 20 years, revision replacement devices must be implanted once the older device loses its effectiveness. These revision replacement procedures represent a growing proportion of total reconstructive procedures, as the first large group of patients to receive reconstructive joint devices was in the 1980s. Because these revision replacement implants are more complex, they yield higher prices. As a result, the orthopedic implant market has benefited from a positive mix shift, through both the introduction of new products and the increased sales of revision products.

Surgical Devices

Surgical devices include joint reconstruction products, trauma products and spinal implant products. The worldwide surgical device market was estimated to be approximately $9.1 billion in 2002, with sales in the U.S. accounting for approximately one-half of the market. Joint reconstruction products, trauma products and spinal implant products accounted for approximately $5.3 billion (58%), $2.0 billion (22%) and $1.8 billion (20%) of worldwide sales in the orthopedic market, respectively. Hip, knee and shoulder replacement products account for approximately 94% of worldwide sales of joint reconstruction products. The trauma product market is divided between internal and external fixation products, with internal fixation products accounting for approximately 79% of worldwide sales of trauma products. The spinal product market derives over 50% of revenues from instrumentation (pedicle screws/curvature correction systems).

Soft Goods Products

The soft goods products sector of the orthopedic market encompasses primarily products that are used to assist the patient in recovering from an injury or a surgical procedure or to protect against re-injury or damage to the surgical repair site. These soft goods products include knee, shoulder, ankle and wrist braces; neoprene supports; slings and cervical collars; and immobilizers for various joints in the body. They also include patient safety devices that assist medical professionals in controlling the movement of patients who might otherwise injure themselves. Also included in this market segment are pressure care products, including heel and elbow protectors, operating room table pads and knee crutch pads. The worldwide soft goods product market was estimated to be $690 million in 2002.

Rehabilitation Products

Rehabilitation products are used by physical therapists, chiropractors and sports medicine physicians to aid in the recovery from an injury or surgical procedure. Products in this sector include therapeutic ultrasound and electrotherapy devices, continuous passive motion devices, hot and cold therapy products, and a variety of other devices and soft goods used by clinicians and physicians. The worldwide market for rehabilitation products was estimated to be $315 million in

2002.

STRATEGY

Our objective is to strengthen our position as a provider of a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings. To achieve this objective, we intend to:

Expand U.S. market coverage of our Surgical Division.    We intend to further penetrate the U.S. surgical device market by expanding the geographic coverage of the sales and marketing network of our Surgical Division by recruiting additional sales agents and expanding our market penetration in existing sales territories. We currently sell into approximately 30 states, and we believe that there is significant growth potential for us if we can enter additional states and penetrate new markets in the states we presently serve. We are targeting specific markets that have optimal demographics and a favorable competitive environment. In recruiting sales agents, we seek individuals who have strong relationships with orthopedic surgeons, which provides us with additional opportunities to develop new relationships, increase overall market awareness of our products and increase our overall sales.

Further penetrate existing customer relationships.    In our OSG Division and Chattanooga Group Division, we intend to focus on increasing penetration of our existing customer accounts. Our OSG Division has established relationships with several leading medical/surgical distributors, including Cardinal Health and McKesson. In addition, the OSG Division has agreements with group purchasing organizations, such as Consorta, MedAssets HSCA, Broadlane, and AmeriNet. These relationships provide opportunities to efficiently access a large proportion of the orthopedic soft goods product market. In addition, we are continually looking to strengthen our relationships, as evidenced by our designation from Cardinal Health as a “Best Value” supplier. In the Chattanooga Group Division, we will continue to develop and enhance our relationships with our distributors to enable them to better meet the needs of their customers.

Develop and launch new products.    We plan to develop and launch new products through internal development and potential acquisitions. In our Surgical Division, we intend to expand our reconstructive joint and spinal product lines to better meet the needs of orthopedic surgeons and to cover additional indications. In 2001, we launched our new Keystone Revision Hip System. In 2002, we launched the Cemented Calcar Hip System. We are releasing the EPIK™ uni-condylar knee and the 3DKnee™ System to the market during the first half of 2003. Our Chattanooga Group Division is currently involved in projects to upgrade our electrotherapy and ultrasound product lines, to bring out a new line of dry heat therapy equipment, and to develop products for the treatment of dysphagia (a swallowing disorder).

Pursue strategic acquisitions.    We intend to expand our business through selected acquisitions of complementary businesses, products or technologies in the orthopedic industry. Since July 2001, we have made two strategic acquisitions that significantly enhanced our product offerings and expanded our customer base. The first was the acquisition of the orthopedic soft goods, patient safety device and pressure care product lines from Kimberly-Clark and the second was the acquisition of Chattanooga Group, Inc. We will continue to pursue acquisitions of companies or product lines with the product mix, sales and distribution network, or manufacturing capability that compliments our overall strategy. Particular areas of interest include spine technology, high-end bracing, and companies with European manufacturing/distribution capabilities.

Expand international distribution capabilities.    Although approximately half of the worldwide sales of orthopedic devices and related products occur outside the United States, only 10% of our sales for 2002 were derived from international sales. Consequently, we believe there are opportunities to expand our business in the international market. We are seeking new distribution agreements in Europe and other foreign markets. We may consider acquisitions of companies that have already established the sales and marketing and/or distribution infrastructure to assist us in becoming a global participant in the orthopedic market.

PRODUCTS

We design, manufacture, market and distribute high quality orthopedic devices and related products for the orthopedic industry. Our products are used primarily by orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. During 2002, our Surgical Division accounted for 31% of total pro forma sales, our OSG Division accounted for 17% of total pro forma sales and the Chattanooga Group Division accounted for 52% of total pro forma sales, each after giving effect to the acquisition of Chattanooga Group, Inc. as if it occurred on January 1, 2002.

Surgical Division

Encore currently designs, manufactures and markets a wide variety of orthopedic reconstructive joint products, trauma products, spinal products and instruments used by surgeons to perform orthopedic surgery. Encore plans to continue to develop or acquire new hip, knee and shoulder systems as well as new trauma products, spinal products, line extensions that address the differing preferences of surgeons, and new systems for new indications.

Reconstructive Products.    We offer reconstructive products in three general areas: knees, hips and shoulders. For 2002, sales of our knee, hip and shoulder products accounted for 38%, 36%, and 6% of our Surgical Division sales, respectively.

We currently market two versions of the Foundation Knee System in order to accommodate each of the primary surgical techniques used by surgeons in reconstructing knees—the posterior cruciate ligament is cut in one technique, but remains intact in the second technique. The Foundation Knee system is utilized for both primary and revision applications, all of which are designed to duplicate the anatomical function of the knee as closely as possible, thereby improving the range of motion and stability of the patient’s knee.

We currently market six internally designed or licensed hip systems, which utilize varying designs and fixation points in order to help surgeons meet the particular needs of each patient. These are the Foundation Hip System; the Vitality Hip Stem; the Linear Hip Stem; the Stamina Hip Stem; the Keystone Revision Hip Stem; and the Revelation Hip Stem. In addition, we are currently working on the continued expansion of our revision hip system, as well as the development of our modular hip system, which we believe will be ready for marketing within the next few years.

We currently market our internally designed Foundation Shoulder System and our Foundation 4-part Fracture System. Although all of our shoulder implants consist of parts which reflect the components of the human shoulder, the systems are designed to address the differing needs of shoulder implant patients. For example, the design of our Foundation Total Shoulder System focuses on restoring the natural biomechanics of the patient’s shoulder joint, whereas the design of the Foundation 4-part Fracture System specifically addresses the treatment of fractures of the upper portion of the bone connecting the patient’s shoulder and elbow (proximal humerus fractures), which are the most common four-part fractures and usually require joint replacement. We are currently involved in the development of the RSP Reverse Shoulder System, a system designed to address severe rotator cuff arthropathy and revisions of failed total shoulder replacements of irreparable rotator cuffs that have not been adequately addressed previously.

Trauma Products.    Our trauma products are designed to address difficult surgical requirements brought about by disease, fracture, and deformity. Sales of trauma products accounted for approximately 6% of our total Surgical Division sales in 2002. We offer:

•	True/Flex Upper Extremity Intramedullary Nail System—a patented system of surgical nails used in repairing bone fractures, primarily for use in correcting upper extremity fractures;
•	True/Lok External Fixation System—an external fixation system developed by Texas Scottish Rite Hospital; and
•	True/Fix Internal Fixation Products—a complete line of specialty products for use in the treatment of upper extremity orthopedic trauma and additional trauma products used in the hip and ankle areas of the body.

Spinal Implant Products.    Within the United States we distribute spinal implant products designed and manufactured by two companies. The first is Scient’x, a French company whose spinal implant products are used in lumbar and cervical fusion. The Isobar systems consist of rods and pedicle screws used to achieve fusion of the spine. The second is the PASS Poly-Axial Spinal System, designed and manufactured by Medicrea, another French company. Sales of spinal products accounted for approximately 12% of our total Surgical Division sales in 2002.

OSG Division

Our OSG Division offers orthopedic soft goods, patient safety devices and patient care products (the “OSG Products”), which are used to assist in the repair and rehabilitation of soft tissue and bone, to protect patients from injury and to aid patients in their recovery from orthopedic trauma and surgery.

Orthopedic Soft Goods.    We offer a broad selection of traditional soft goods. Included in this line are abdominal binders and rib belts; ankle, foot and heel supports; arm slings; cast boots and post-operative shoes; cervical collars; clavicle splints; elbow supports; finger splints; knee immobilizers and supports; back supports; shoulder immobilizers; thigh and groin supports; wrist and forearm supports; and a small offering of traction products. The products are used in a variety of healthcare settings, including the emergency room, operating room, outpatient surgery, physicians offices, pharmacies, and sports medicine clinics. Some of the most recognizable brand names include the Kallassy Ankle Support, the Sports Supports line of braces and supports, and the Turtle Neck and 911 First Response safety collars. In 2002 the orthopedic soft goods products accounted for approximately 63% of the total sales in the OSG Division.

Patient Safety Devices.    We currently sell a full array of limb and body holders. These devices are designed to provide security for the patient and staff while being comfortable and easy to use. In addition, we sell a line of less restrictive devices, which are focused on the safety of the patient. These devices include finger control mitts, body belts and pelvic holders. In 2002, the patient safety devices products accounted for approximately 31% of the total OSG Division sales.

Pressure Care Products.    Our line of pressure care products includes heel and elbow protectors; operating room table pads; and knee crutch pads. These products are designed to provide cushioning for protection of various pressure points. In 2002, the pressure care products accounted for approximately 6% of the total OSG Division sales.

Chattanooga Group Division

Chattanooga Group is a leading provider of rehabilitation products used by a variety of healthcare professionals involved in the field of physical medicine. The Chattanooga Group sells many of the leading products in this industry including: Intelect, CPS and Vectra electrotherapy and ultrasound systems, Hydrocollator, Hotpac, Colpac, Thermawrap and Flexipac hot and cold therapy products, Opti-Flex continuous passive motion devices, Triton, Adapta, and Ergostyle therapy tables and traction devices, and Retrainer EMG systems. The Chattanooga Group focuses significant resources on the development of new product lines to fuel future growth. In 2003 Chattanooga expects to introduce no less that 10 new products. These products will be sold through Chattanooga’s large dealer distribution system.

Patient Care Products.    Chattanooga Group offers a wide range of patient care products including continuous passive motion devices, hot and cold therapy treatments and equipment, and disposable orthopedic products. These products accounted for approximately 47% of the total Chattanooga Group Division sales.

Electrotherapy Products.    These products encompass a broad line of electrotherapy systems, therapeutic ultrasound systems and related accessories. These products accounted for approximately 32% of the total Chattanooga Group Division sales.

Physical therapy tables and traction products.    Included within this category are a variety of treatment tables used by physical therapists or clinicians, as well as an assortment of traction devices. These products accounted for approximately 15% of the total Chattanooga Group Division sales.

Chiropractic products.    These include products specially designed for and marketed to the chiropractic profession. Included are tables and other treatment products. These products accounted for approximately 5% of the total Chattanooga Group Division sales.

MARKETING AND SALES

Within the United States, healthcare reform and managed care continue to change the dynamics of the healthcare industry in response to the need to control rising healthcare costs. As a result of healthcare reform, the U.S. healthcare industry has seen a rapid expansion of managed care at the expense of traditional private insurance. The development of managed care programs in which the providers contract to provide comprehensive healthcare to a patient population at a fixed cost per person (referred to as capitation) has put pressure on, and is expected to continue to lead healthcare providers to a lower cost. The advent of managed care has also resulted in greater attention to the tradeoff between patient need and product cost, so called demand matching, where patients are evaluated as to age, need for mobility and other parameters and then matched with an orthopedic product that is cost effective in light of such evaluation. One result of demand matching has been, and is expected to continue to be, a shift towards lower cost products, and any such shift in the Company’s product mix to lower margin products, could have an adverse impact on the Company’s operating results.

A further result of managed care and the related pressure on cost has been the advent of buying groups in the United States. Such buying groups enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. The extent to which such buying groups are able to obtain compliance by their members with such preferred supplier agreements varies considerably depending on the particular buying groups. With respect to the Company’s implant products, it is not participating in any of these buying group arrangements. In the rehabilitation product lines, only minimum levels of sales are made to these buying groups. In the soft goods product area, however, the Company has entered into national contracts with selected groups and believes that the high level of product sales to such groups and the opportunity for increased market share have the potential to offset the financial impact of discounting. It will be important to our future success and the growth of our revenue to be able to maintain such existing arrangements. However, the Company might not be able to obtain new preferred supplier commitments from major buying groups, in which case it would lose significant potential sales, to the extent these groups are able to command a high level of compliance by their members. Conversely, if the Company does receive preferred supplier commitments from particular groups that do not deliver high level of compliance, the Company may not be able to offset the negative impact of lower per unit prices or lower margins with any increased unit sales or market share, which could have a material adverse affect on the Company’s business, financial condition or results of operations.

Each of our three divisions has developed independent sales and distribution channels. The combination of these three divisions gives us the opportunity both to cross-sell our products and to access new and potentially complementary distribution networks.

Surgical Division

Our Surgical Division products are currently marketed and sold in the United States to hospitals and orthopedic surgeons through a network of independent commissioned sales agents. We strive to recruit sales agents in territories with populations containing significant concentrations of individuals over 55 years of age. Generally, our sales agents sell either (i) reconstructive products and trauma products or (ii) spinal products. However, a few of our sales agents sell all of these products. Sales agents are generally granted a contract with a term of one to five years. Agents are typically paid a sales commission and are eligible for bonuses if sales exceed certain preset objectives. In exchange for agreeing not to sell competitive products, our sales agents are generally assigned an exclusive sales territory. Our contracts with our sales agents entitle them to sell complementary lines of orthopedic products manufactured by other companies. We provide our agents with product inventories on consignment for their use in marketing our products and for filling customer orders.

Outside the United States, our surgical products are sold through distributors. While we have previously had distribution in all of Europe, we terminated our distributor there at the end of 2000. We are rebuilding our international sales force on a territory by territory basis. In Japan, certain of our trauma products are sold by Century Medical, Inc., while Senko Medical Trading Co. carries both our total joint products and the remainder of our trauma products.

To a significant extent, sales of our surgical products depend on the prescriptions and/or recommendations of orthopedic surgeons and other sports medicine professionals. We have developed and maintained close relationships with a number of widely recognized orthopedic surgeons who not only assist us with designing our products, but who also assist us in marketing our products in a number of ways, including: giving demonstrations utilizing our products; assisting in the development of our marketing materials; participating in symposia addressing both clinical and economic aspects of our products; speaking about our products at medical seminars; training other surgeons in the use and implantation of our products; and providing us with feedback on the industry’s acceptance of our products. Surgeons who assist us in designing our products are generally compensated with a royalty and may receive stock options under our 1997 Surgeon Advisory Panel Stock Option Plan. Our consulting surgeons may be eligible to receive stock options under that plan and, depending on the particular services provided in support of our products, our consulting surgeons are paid consulting fees for their services.

OSG Division

Our OSG Division products are sold primarily to hospitals through third-party distributors. These distributors include large, national third-party medical/surgical distributors such as Cardinal Health, Owens & Minor, Inc., McKesson, the Henry Schein companies and Physician Sales and Service (PSS), regional medical/surgical distributors such as The Burrows Company, Harris Hospital Supply and Professional Hospital Supply, and medical product buying groups. These distributors generally resell the products to hospitals, hospital buying groups, integrated delivery networks, primary care networks and orthopedic physicians for use by patients. In addition, we have entered into national or regional contracts to sell our products to large healthcare providers and group purchasing organizations, such as Consorta, Concentra, Broadlane, MedAssets HSCA, Amerinet, and the United States government. Under these contracts, we provide discounted pricing to the buying groups and are designated to the members of the particular buying group as an authorized, and sometimes preferred, source for specific products. Since members of these buying groups are not obligated to purchase our products, we expend additional resources to market our products directly to the members of these buying groups. Our OSG Division has limited international sales to distributors in Canada, England, Puerto Rico, France, Portugal and several other countries.

Chattanooga Group Division

Our rehabilitation products are currently marketed and sold through a worldwide network of over 5,000 dealers, which are managed by our internal sales people. These dealers sell Chattanooga Group products to a variety of healthcare professionals including physical therapists, athletic trainers, chiropractors and sports medicine physicians. Except for distributors outside of the United States, the Chattanooga Group does not maintain formal distribution contracts. In addition, no particular distributor accounts for more than 3.5% of Chattanooga Group sales. Distributors purchase products from Chattanooga Group at discounts ranging from 30% to 50% off the published list price. The Chattanooga Group maintains an aggressive internal marketing and sales support program which supports the dealer network. This is comprised of a group of individuals who provide dealer and end-user training, develop promotional materials, and attend over 30 trade shows each year.

AFFILIATED SURGEONS

The sale of Encore’s products depends to a significant extent on the prescription and/or recommendation by orthopedic surgeons and other sports medicine professionals. Encore has developed and maintains close relationships with a number of widely recognized orthopedic surgeons who assist in product research, development and marketing. These professionals often become product champions, speaking about the Company’s products at medical seminars, assisting in the training of other professionals in the use and implantation of these products and provide the Company with feedback on the industry’s acceptance of Encore’s products. The failure of our existing products to retain the support of these surgeons and specialists could have a material adverse affect on the business, financial conditions and results of operations.

A key aspect in Encore’s development, marketing and sale of its surgical products is the use of designing and consulting surgeons. Each major product is supported by several designing surgeons who assist Encore not only with the design of the product, but who also give demonstrations using the product, assist in developing marketing materials and participate at symposia addressing both clinical and economic aspects of the product. The designing surgeons working on a product are compensated with a royalty, which is typically split among the group members. The designing and consulting surgeons may also receive stock options. Encore has encouraged interaction among the surgeons with visits to designing surgeons’ institutions (e.g., viewing surgeries, training meetings and regional workshops) by attempting to regionalize the designing surgeon groups. Encore also has established relationships with consulting surgeons who perform various consulting services for Encore. Such services include conducting clinical studies on various products, analysis of economic issues relating to use of the products, establishment of protocols for use of the products and participation at various symposia. Current consulting surgeons do not receive royalty payments but may be granted stock options under the 1997 Surgeon Advisory Panel Stock Option Plan. Consulting surgeons are also paid consulting fees for their services to Encore in support of Encore products.

RESEARCH AND DEVELOPMENT

Encore conducts a number of research and development programs at its facilities in Austin, Texas and Chattanooga, Tennessee. Such activities are focused on making improvements to existing products, developing new products using new materials and surgical applications, and obtaining regulatory approval to market products in the United States and around the world.

The Company’s future success and the ability to grow its revenues and earnings require the continued development or licensing of new products and the enhancement of existing products. Encore may not be able to continue to develop successful new products and enhance existing products, obtain regulatory clearances and approval of such products, market such products in a commercially viable manner, or gain market acceptance for such products. The failure to develop or license and market new products and product enhancements could have a material adverse effect on the Company’s business, financial conditions and results of operations. In addition, competitors may develop new medical procedures, technology or products that are more effective than the ones the Company has or that would render its technology or products obsolete or uncompetitive, which could have a material adverse effect on Encore.

COMPETITION

The market for orthopedic products is highly competitive and somewhat fragmented. Some of our competitors, either alone or in conjunction with their respective parent corporate groups, have research and development, sales, marketing and manufacturing capabilities that are greater than ours, which could provide those companies with a competitive advantage over our Company. Recently, product pricing has become increasingly important as a competitive factor, particularly due to governmental and third-party payors’ adoption of prospective payment systems. Although our management believes that the design and quality of our products compare favorably with those of our competitors, should we be unable to offer products with the latest technological advances at competitive prices, our ability to compete successfully with our competitors could be materially and adversely affected.

Due to the prior success of our Surgical Division, the market leadership of our OSG Division and the Chattanooga Group, our history of innovative product development, and the extensive experience of our management team, we believe we are capable of effectively competing in the orthopedic market in the future. Further, the comprehensive range of products we offer enables us to reach a diverse customer base and to utilize multiple distribution channels in an attempt to fuel our growth across the orthopedic market. Further, the acquisition of our OSG Division and the Chattanooga Group continues to fuel name recognition of our company and our products.

Surgical Division

The market for orthopedic products similar to those produced by our Surgical Division is dominated by a number of large companies, including Biomet, Inc, DePuy, Inc. (a Johnson & Johnson company), Medtronic, Inc., Smith & Nephew, Stryker Corporation, Centerpulse, and Zimmer Holdings, Inc. Our Surgical Division also faces competition from companies in size similar to ours, such as Wright Medical Technology, Inc. and Exactech.

Many of our larger competitors offer a wider range of products than those offered by our Surgical Division, and many of their products have the endorsement of leading orthopedic surgeons. Due to recent advances, new technologies and product concepts have been introduced into the orthopedic market at an increasingly rapid rate. Often, new technologies and product concepts are introduced before the previous technologies and concepts have been fully integrated into the orthopedic market. Due to the increasing costs of research and development related to these recent advances, many of our competitors have entered into various agreements and joint ventures with each other, which may allow them to develop innovative products while sharing the research and development costs. As a result, our competitors who enter into such agreements may have a competitive advantage over our Surgical Division. It is the opinion of our management that this evolution in our industry of high technology products will continue for the foreseeable future.

OSG Division

Competitors of our OSG Division in the soft good products segment of the orthopedic market include DeRoyal Industries, Inc., dj Orthopedics, Inc., and Zimmer Holdings, Inc.

Chattanooga Group Division

The primary competitors of the Chattanooga Group in the rehabilitation marketplace include Dynatronics Corporation, Mettler Electronics Corporation, Richmar Corporation, Ability One, Enraf-Nonius, and Acorn Engineering.

MANUFACTURING

Encore uses both in-house manufacturing capabilities and relationships with third-party vendors to supply products. The third-party vendors may have special manufacturing capabilities (e.g., casting, forging, porous coating or sterilization), may be able to supply needed labor at a competitive rate, or may be general suppliers of finished components. With the exception of those vendors supplying special capabilities, the choice of in-house or vendor supply is based on available in-house capacity, lead-time control, and cost control.

Encore’s in-house capacity for its Surgical Division includes CNC machine tools, belting, polishing, cleaning, packaging and quality control. The Surgical Division obtained ISO 9001 qualification and Medical Device Directive “CE” certification in 1996. At present, the machining capacity is used to produce about 75% of the Surgical Division units; third-party manufacturers produce the remainder. The primary raw materials used in the manufacture of Encore’s reconstructive products are cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene. Encore has alternate sources for all of its vendors and suppliers and believes that adequate capacity exists at its suppliers to meet all anticipated needs. All Surgical Division products go through in-house quality control, cleaning and packaging operations. Quality control measures begin with an inspection of all raw materials and castings to be used. Each piece is appropriately inspected at intervals during the manufacturing process. As a final step, products pass through a “clean room” environment designed and maintained to reduce product exposure to particulate matter.

For the OSG Division, Encore has entered into a contract manufacturing relationship with a third-party supplier in Mexico to supply the labor component necessary to assemble and finish the soft goods products that Encore sells. Encore supplies the raw materials and equipment necessary to make the products. This vendor employs the laborers and manages the assembly process under Encore supervision.

Encore’s Chattanooga Group division manufactures products which account for 80% of its revenues. These products are produced in manufacturing facilities located in Chattanooga, Tennessee. Chattanooga’s facilities are capable of producing products which require metal fabrication, powder coating, electronic assembly, mechanical assembly, woodworking, sewing and a variety of other processes. The Chattanooga Group is ISO 9001 certified.

Encore currently has no manufacturing operations in any foreign country other than Mexico. The cost of transporting products to foreign countries is currently borne by the Company’s customers, who are also often required to pay foreign import duties on the products. As a result, the cost of these products to customers who use or distribute them outside the United States is often greater than products manufactured in that country. In addition, foreign manufacturers of competitive products often receive various local tax concessions which lower their overall manufacturing costs. In order to compete successfully in international markets, the Company may be required to open or acquire manufacturing operations abroad, which would be costly to implement and would increase the exposure to the risks of doing business in international countries. If the Company were to do this, Encore may not be able to successfully operate off-shore manufacturing operations, which could have a material adverse effect on its international operations or on its business, financial condition and results of operations.

INTELLECTUAL PROPERTY

Encore holds a number of United States and foreign patents. The quantity of intellectual property owned by Encore significantly increased as a result of the Chattanooga Group, Inc. acquisition and the purchase of the OSG Products from Kimberly-Clark. We have approximately 40 exclusive patents, which protect Encore both in the United States and in several foreign countries. Encore has over 50 trademarks registered in the United States, a number of which are also registered in countries around the world, such as Germany, Switzerland, Austria, China, Japan, Australia, and/or other countries in the European Community. Encore also depends on numerous unregistered trademarks, some of which have been submitted for registration in the United States and foreign countries. In the future, Encore will apply for such additional patents and trademarks as it deems appropriate. However, the Company cannot guarantee that its existing or future patents, if any, will afford it adequate protection, whether any of its existing patent applications will result in issued patents, or whether its patents will not be circumvented or invalidated. Finally, Encore relies on non-patented proprietary know-how, trade secrets, process and other proprietary information, which it protects through a variety of methods, including confidentiality agreements and proprietary information agreements. However, these methods may not provide the Company with adequate protection. Its proprietary information may become known to, or be independently developed by, competitors, or Encore’s proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company has distribution rights to certain products that are manufactured by others and hold licenses from third parties to utilize selected patents, patents pending and technology utilized in the design of some of the Company’s existing products and products under development. Currently the revenues from these distribution agreements and licenses represent a small portion of the Company’s net revenue. However, if any of the distribution agreements were terminated or if the Company lost any of these licenses, the Company would not be able to manufacture and/or sell related products, which could have an adverse affect on its future business, financial conditions and results of operations.

GOVERNMENT REGULATION

Encore’s products are subject to rigorous government agency regulation in the United States and certain other countries. In the United States, the Food and Drug Administration (“FDA”) regulates the testing, labeling, manufacturing and marketing of medical devices to ensure that medical products distributed in the United States are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Encore’s products are subject to such FDA regulation.

Under the Food, Drug and Cosmetic Act, as amended, medical devices are classified into one of three classes depending on the degree of risk imparted to patients by the medical device. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with Quality System Regulations (“QSRs”), facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require pre-market review and clearance by the FDA through the 510(k) Pre-market Notification process described below. Class II devices are subject to General Controls, as well as pre-market demonstration of adherence to certain performance standards or other special controls as specified by the FDA. Pre-market review and clearance by the FDA is accomplished through the 510(k) Pre-market Notification procedure. In the 510(k) Pre-market Notification procedure, the manufacturer submits appropriate information to the FDA in a Pre-market Notification submission. If the FDA determines that the device is “substantially equivalent” to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device

Amendments of 1976 were enacted, or to another similar commercially available device subsequently cleared through the 510(k) Pre-market Notification process, it will grant clearance to commercially market the device. It generally takes three to six months from the date of submission to obtain clearance of a 510(k) Pre-market Notification submission, but the process may take longer. If the FDA determines that the device, or its “labeled” intended use, is not “substantially equivalent,” the FDA will automatically place the device into Class III.

A Class III product is a product that has a wholly new intended use or is based on advances in technology for which the device’s safety and effectiveness cannot be assured solely by the General Controls, performance standards and special controls applied to Class I and II devices. These devices often require formal clinical investigation studies to assess their safety and effectiveness. A Pre-Market Approval (“PMA”) from the FDA is required before the manufacturer of a Class III product can proceed in marketing the product. The PMA process is much more extensive than the 510(k) Pre-market Notification process. In order to obtain a PMA, Class III devices, or a particular intended use of any such device, must generally undergo clinical trials pursuant to an application submitted by the manufacturer for an Investigational Device Exemption (“IDE”). An IDE allows the investigational device to be used in a clinical study in order to collect safety and effectiveness data required to support a PMA application or a 510(k) Pre-market Notification submission to the FDA. Clinical studies are most often conducted to support a PMA. Only a small percentage of 510(k)’s require clinical data to support the application. Investigational use also includes clinical evaluation of certain modifications or new intended uses of legally marketed devices. All clinical evaluations of investigational devices, unless exempt, must have an approved IDE before the study is initiated. An approved IDE permits a device to be shipped lawfully for the purpose of conducting investigations of the device without complying with other requirements of the Food, Drug and Cosmetic Act that would apply to devices in commercial distribution.

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

Encore’s products include both pre-amendment and post-amendment Class I, II and III medical devices. All currently marketed devices hold the relevant exemptions or pre-market clearances or approvals, as appropriate, required under federal medical device law.

Encore’s manufacturing processes are also required to comply with QSR regulations that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of Encore’s products. Further, Encore’s facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA or other agencies. Failure to comply with applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA to grant future pre-market clearances or approvals, withdrawals or suspensions of current clearances or approvals and criminal prosecution. There are currently no adverse regulatory compliance issues or actions pending with the FDA, and no FDA QSR audits conducted at Encore’s facilities have resulted in any adverse compliance enforcement actions.

Encore must obtain export certificates from the FDA before it can export certain of its products and is subject to regulations in many of the foreign countries in which it sells its products. These include product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to Encore’s devices and products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require Encore’s products to be qualified before they can be marketed in those countries. To date, Encore has not experienced any difficulty in complying with these regulations. Encore has also implemented policies and procedures allowing it to position itself for the changing international regulatory environment. The ISO 9000 series of standards has been developed as an internationally recognized set of guidelines that are aimed at ensuring the design and manufacture of quality products. A company that passes an ISO audit and obtains ISO registration becomes internationally recognized as well run and functioning under a competent quality system. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 series certification, which is in some ways analogous to compliance with the FDA’s QSR requirements. The European Community promulgated rules requiring medical products to receive a CE mark by mid-1998. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements. ISO 9000 series certification is one of the prerequisites for CE marking for most of Encore’s products. ISO 9001 is the highest level of ISO certification, covering both the quality system for manufacturing, as well as the quality system for product design controls. Encore has received an ISO 9001 certification and “CE” certification for its Surgical Division products and the Chattanooga Group Division has received ISO 9001 certification and “CE” certification for the rehabilitation equipment products. In 2002 the ISO 9001 standard was revised. This scheduled five year revision was mandated by the ISO committee. These revisions will become final in 2003 and will become the universally accepted Quality System standard for medical devices. There will be a three-year transition period from the time these new provisions become final. The deadline is expected to be mid-year 2006.

Certain provisions of the Social Security Act, commonly known as the “Medicare Fraud and Abuse Statute,” prohibit entities, such as Encore, from offering, paying, soliciting or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Violation of this statute is a felony, punishable by fines of up to $25,000 per violation and imprisonment of up to five years. In addition, the U. S. Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients.

Subject to certain exemptions, federal physician self-referral legislation prohibits a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. Penalties for violations include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each referral in violation of the statute and $100,000 for participation in a “circumvention scheme.”

To date the Company has not been challenged by a governmental authority under any of these laws and we believe that our operations are in compliance with such laws. However, because of the far-reaching nature of these laws, the Company may be required to alter one or more of its practices to be in compliance with these laws. Health care fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. Any violations of these laws could result in a material adverse effect on the Company’s business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, the Company may have to change its business practices or its existing business practices could be challenged as unlawful, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

EMPLOYEES

As of March 14, 2003, the Company had approximately 440 employees. The Company’s workforce is not unionized. It is not experiencing strikes or work stoppages and management considers its relationship with its employees to be good.

RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information contained in this annual report. Investing in our common stock involves a high degree of risk and you may lose part or all of your investment in our shares. Please read the section on “Forward Looking Statements.”

IF WE FAIL TO COMPETE SUCCESSFULLY AGAINST OUR COMPETITORS, OUR SALES AND OPERATING RESULTS MAY BE NEGATIVELY AFFECTED AND WE MAY NOT ACHIEVE FUTURE GROWTH.

The markets for our products are highly competitive. The market for our Surgical Division products is dominated by a small number of large companies. In each of our other divisions, there are both large and small companies that we compete with. We may not be able to meet the prices offered by our competitors, or offer products similar to or more desirable than those offered by our competitors. Many of our competitors have:

•	greater financial and other resources;
•	more widely accepted products;
•	greater research and development and technical capabilities;
•	patent portfolios that may present an obstacle to our conduct of business;
•	stronger name recognition;
•	larger sales and distribution networks; and
•	international manufacturing facilities, thereby avoiding the transportation costs and foreign import duties associated with shipping domestically manufactured products to international customers.

WE RELY ON INDEPENDENT SALES AGENTS AND THIRD-PARTY DISTRIBUTORS TO MARKET AND SELL MOST OF OUR PRODUCTS. IF WE FAIL TO ESTABLISH NEW SALES AND DISTRIBUTION RELATIONSHIPS OR MAINTAIN OUR EXISTING RELATIONSHIPS, OR IF OUR INDEPENDENT SALES AGENTS AND THIRD-PARTY DISTRIBUTORS FAIL TO COMMIT SUFFICIENT RESOURCES IN SELLING OUR PRODUCTS, OUR RESULTS OF OPERATIONS AND FUTURE GROWTH WILL BE ADVERSELY IMPACTED.

Our success depends largely upon marketing arrangements with our independent sales agents and distributors. These persons may terminate their relationships with us, or devote insufficient sales efforts to our products. We do not control the efforts these persons make to sell our products. Our failure to attract and retain skilled independent sales agents and distributors would have an adverse effect on our results of operations.

We anticipate that a substantial amount of our future growth in the Surgical Division will result from further penetration of the orthopedic market by affiliating with additional sales agents. We will face significant challenges and risks in training, managing and retaining additional qualified sales and marketing agents. We may not be able to retain a sufficient number of additional qualified personnel to create increased demand for our products. If we are unable to effectively grow our sales and marketing team to sell our orthopedic devices and related products, our growth may be negatively affected.

OUR FUTURE SUCCESS REQUIRES THE CONTINUED DEVELOPMENT OR LICENSING OF NEW PRODUCTS AND THE ENHANCEMENT OF EXISTING PRODUCTS.

The market for orthopedic devices and related products is characterized by new product development and corresponding obsolescence of existing products. Our competitors may develop new medical procedures, technology or products that are more effective than our current technology or products or that would render our technology or products obsolete or uncompetitive, which could have a material adverse effect on us. We may not be able to develop successful new products or enhance existing products, obtain regulatory clearances and approval of such products, market such products in a commercially viable manner, or gain market acceptance for such products. The failure to develop or license and market new products and product enhancements could materially and adversely affect our competitive position, which could cause a significant decline in our sales and profitability.

IF OUR DESIGNING AND CONSULTING SURGEONS DO NOT CONTINUE THEIR AFFILIATION WITH US, WE MAY BE UNABLE TO DEVELOP, DESIGN AND TEST NEW MEDICAL DEVICES OR ENHANCE OUR EXISTING MEDICAL DEVICES.

We have existing designing and consulting arrangements with surgeons who are well recognized by other surgeons and orthopedic specialists. If these arrangements terminate or are not renewed, our ability to develop, design and test new medical devices or enhancements to our existing medical devices, and our ability to operate successfully, could be materially and adversely affected. We cannot assure you that we will be successful in maintaining or renewing our designing and consulting arrangements with our current surgeons.

IF SURGEONS DO NOT RECOMMEND OUR SURGICAL PRODUCTS, OUR SALES MAY DECLINE OR WE MAY BE UNABLE TO INCREASE OUR SALES OR GENERATE PROFITS.

An important factor in the overall demand for our surgical products is the recommendation by surgeons of these products to hospitals, patients and other surgeons. We may not obtain the necessary recommendations from surgeons. Acceptance of our surgical products depends on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our surgical products compared to the products offered by our competitors, and on training surgeons in the proper application of our surgical products.

IF PRODUCT LIABILITY LAWSUITS ARE BROUGHT AGAINST US, OUR BUSINESS MAY BE HARMED.

The manufacture and sale of medical devices exposes us to significant risk of product liability claims and product recalls. In the past, as well as currently, we have had a number of product liability claims relating to our products. In the future, we may be subject to additional product liability claims, which could be costly and divert attention from management. We currently maintain product liability insurance with coverage limits of $20 million per occurrence and an annual aggregate maximum of $20 million, which we believe is comparable to that maintained by other companies of similar size serving similar markets. Insurance is expensive and in the future may not be available on acceptable terms, if at all. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer and cause our stock price to fall. In addition, as a result of a product liability claim, we may have to recall some of our products, which could result in significant costs to us and cause our stock price to fall.

OUR PRODUCTS MAY BE SUBJECT TO PRODUCT RECALLS EVEN AFTER RECEIVING FDA OR FOREIGN REGULATORY CLEARANCE OR APPROVAL, WHICH WOULD HARM OUR REPUTATION AND OUR BUSINESS.

The FDA and foreign regulatory authorities have the authority to request and, in some cases, require the recall of products in the event of material deficiencies, design defects or manufacturing defects. A governmental mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any product recall would divert managerial and financial resources and harm our reputation with customers and our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE OPERATIONS OF THE CHATTANOOGA GROUP AND THE ORTHOPEDIC SOFT GOODS PRODUCT LINES WE ACQUIRED FROM KIMBERLY-CLARK, WHICH COULD CAUSE US TO BE UNABLE TO REALIZE EXPECTED COST SAVINGS ASSOCIATED WITH THE INTEGRATION. IN ADDITION, WE MAY BE SUBJECTED TO CONTINGENT OBLIGATIONS AS A RESULT OF THESE ACQUISITIONS.

We may encounter difficulties in integrating the operations of the Chattanooga Group and the orthopedic soft goods product lines that we acquired into our business. Management has and will continue to have to devote substantial attention and resources to the integration of these recently acquired divisions. The diversion of management’s attention and any difficulties we encounter in the transition and integration processes could have an adverse effect on our sales, levels of expenses and operating results. We may also experience operational interruptions or the loss of key employees, customers or suppliers. As a result, we may not realize any of the anticipated benefits of these acquisitions. Chattanooga Group, Inc. is the subject of a Department of Commerce investigation of its export practices with respect to unlawfully trading with an embargoed country, and unlawfully preparing export documentation. The former owners of Chattanooga Group, Inc. have agreed to indemnify us to the extent that any fines or expenses we actually incur are greater than the amount that was accrued on the financial statements of Chattanooga Group, Inc. as of the date we acquired that company. We cannot assure you, however, that any monetary fines or legal expenses imposed on the Chattanooga Group as a result of this investigation will be less than the amount placed in escrow by the former owners of Chattanooga Group, Inc. to satisfy their indemnity obligations to us.

EFFORTS TO ACQUIRE OTHER COMPANIES OR PRODUCT LINES COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS.

We may pursue acquisitions of other companies or additional product lines. Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing, all of which can present difficulties. Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired companies, personnel and product lines into our existing business;
•	delays in realizing the benefits of any acquired company or product lines;
•	diversion of our management’s time and attention from other business concerns;
•	limited or no direct prior experience in new markets or countries we may enter;
•	higher costs of integration than we anticipated;
•	assumption of undisclosed liabilities;
•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions; or
•	additional risks we may assume in connection with our acquisitions.

In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses and acquired assets.

IF WE LOSE ONE OF OUR KEY SUPPLIERS OR ONE OF OUR CONTRACT MANUFACTURERS STOPS MAKING OUR PRODUCTS, WE MAY BE UNABLE TO MEET CUSTOMER ORDERS FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN OUR BUDGET.

We rely on a limited number of suppliers for the raw materials and components used in our products. One or more of our suppliers may decide for reasons beyond our control to cease supplying us with raw materials and components. FDA regulations may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components and in the case of a device with a pre-market approval, we may be required to obtain prior FDA permission, either of which could delay or prevent our access or use of such raw materials or components. If we are unable to obtain materials we need from our suppliers and we cannot obtain these materials from other sources, we may be unable to manufacture our products for a period of time or within our manufacturing budget, which could negatively impact our results of operations.

The products sold by our OSG Division are primarily manufactured by a company located in Acuna, Mexico, which provides the required labor to us on a contract basis. If our relationship with the Mexican company terminated and we were otherwise unable to find suitable contract labor, it could have a material adverse effect on our business, financial condition and results of operations.

IF WE CANNOT RETAIN OUR KEY PERSONNEL, WE WILL NOT BE ABLE TO MANAGE AND OPERATE SUCCESSFULLY AND WE MAY NOT BE ABLE TO MEET OUR STRATEGIC OBJECTIVES.

Our continued success depends, in part, upon key managerial, scientific, sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future.

Many of our existing management personnel have been employed by us for three years or less, including Kenneth W. Davidson, our President and Chief Executive Officer, who joined us in October 2000, Jack Cahill, our Executive Vice President, President-Surgical Division, who joined us in January 2001, and Paul Chapman, our Executive Vice President, President-Chattanooga Group who joined us in February 2002. Our future success depends to a significant extent on the ability of our executive officers and other members of our management team to operate effectively, both individually and as a group. We cannot be certain that we will be able to efficiently allocate responsibilities or that the new members of our executive team will succeed in their roles.

WE DERIVE A PORTION OF OUR SALES FROM OPERATIONS IN INTERNATIONAL MARKETS, WHICH MAY BE SUBJECT TO POLITICAL, ECONOMIC AND SOCIAL INSTABILITY.

Approximately 10% of our sales for the year ended December 31, 2002 was derived from our international operations. One component of our growth strategy is to expand our international sales efforts. However, our international operations (current and future) expose us to risks inherent in operating in foreign jurisdictions, including:

•	the imposition of additional foreign governmental controls or regulations on the sale of our orthopedic devices and related products;
•	increased instances of political, social and economic instability;
•	currency risk between the U.S. Dollar and foreign currencies;
•	a shortage of high-quality international salespeople and distributors;
•	changes in third-party reimbursement policy that may require some of the patients who receive our products to directly absorb medical costs;
•	changes in tariffs and other trade restrictions;
•	work stoppages or strikes in the health care industry;
•	a shortage of nurses in some of our target markets; and
•	exposure to different legal and political standards in multiple countries.

Our international sales were not adversely affected by the impact of currency fluctuations for the year ended December 31, 2002. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and U.S. Dollars. Almost all of our foreign sales are denominated in U.S. Dollars. Some sales of the Chattanooga Group Division, which are made in Europe, are denominated in Euros. It is possible that currency fluctuations could adversely affect us in the future.

IF OUR PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS DO NOT ADEQUATELY PROTECT OUR PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS AND BE UNABLE TO OPERATE OUR BUSINESS PROFITABLY.

We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish and protect our intellectual property rights in our products. These legal means, however, afford only limited protection and may not adequately protect our rights. In addition, we cannot assure you that any of our pending patent applications will issue. The U.S. Patent and Trademark Office may deny or require significant narrowing of claims in our pending patent applications, and patents issuing from the pending patent applications, if any, may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the U.S. Patent and Trademark Office. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.

In addition, we hold licenses from third parties that are necessary to utilize certain technologies used in the designing and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which could harm our business.

We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent sales agents and distributors and our designing and consulting surgeons. We cannot assure you, however, that:

•	these agreements will not be breached;
•	we will have adequate remedies for any breach; or
•	trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.

IF WE LOSE ANY FUTURE INTELLECTUAL PROPERTY LAWSUITS, A COURT COULD REQUIRE US TO PAY SIGNIFICANT DAMAGES OR PREVENT US FROM SELLING OUR PRODUCTS.

Litigation involving patents and other intellectual property rights is common in the orthopedic industry, and companies in this industry have used intellectual property litigation in an attempt to gain a competitive advantage. In the future, we may become a party to lawsuits involving patents or other intellectual property. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could seriously detract from the time our management would otherwise devote to running our business. Intellectual property litigation relating to our products could cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

WE MAY BE LIABLE FOR CONTAMINATION OR OTHER HARM CAUSED BY HAZARDOUS MATERIALS THAT WE USE.

Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state and local regulation governing the use, manufacture, handling, storage and disposal of hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any contamination or injury. In addition, under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites. We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our financial condition.

IF A NATURAL OR MAN-MADE DISASTER STRIKES OUR MANUFACTURING FACILITIES, WE WILL BE UNABLE TO MANUFACTURE OUR PRODUCTS FOR A SUBSTANTIAL AMOUNT OF TIME, WHICH COULD CAUSE OUR SALES TO DECLINE.

We principally rely on our manufacturing facilities in Austin, Texas and Chattanooga, Tennessee, as well as a contract manufacturer located in Acuna, Mexico. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers or shift production to our other manufacturing facilities. We believe we possess adequate insurance for damage to our property and the disruption of our business from casualties. However, this insurance may not be sufficient to cover all of our potential losses or may become unavailable on acceptable terms, if available at all.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SUBSTANTIAL FLUCTUATIONS, AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF OUR FUTURE RESULTS.

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	demand for our products;
•	our ability to meet the demand for our products;
•	increased competition;
•	the number, significance and timing of introduction of new products and enhancements by us or our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;
•	changes in pricing policies by us or our competitors;
•	changes in the treatment practices of our surgeon customers;
•	the timing of significant orders and shipments;
•	availability of raw materials;
•	work stoppages or strikes in the health care industry; and
•	general economic factors.

Our acquisition of the Chattanooga Group may for some time make it more difficult for us to evaluate and predict our future operating results. Our historical results of operations as a combined entity are limited and only give effect to the operations of the OSG Division since July 2001 and of the Chattanooga Group since February 2002. Consequently, our historical results of operations may not provide you with an accurate indication of how the Surgical Division together with the OSG Division and the Chattanooga Group Division, will perform in the future.

We believe that quarterly sales and operating results may vary significantly in the future. Period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We cannot assure you that our sales will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in sales or earnings in any given period from levels expected by securities or industry analysts could have an immediate and significant adverse effect on the trading price of our common stock.

WE HAVE A HISTORY OF NET LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

We have had a history of net losses; however, for the year ended December 31, 2002 our net income was $6,000. Our net income for the year ended December 31, 2001 was $548,000, excluding a $3.7 million charge resulting from the issuance of 132,353 shares of our Series A Preferred Stock on June 12, 2001. As a result of the $3.7 million charge, which represents the beneficial conversion feature of our outstanding Series A Preferred Stock, we incurred a net loss of $3.2 million attributable to our common stock for the year ended December 31, 2001. We incurred a net loss of $3.3 million for the year ended December 31, 2000. Our net loss in 2000 was primarily attributable to (i) increased commission expenses paid to our sales agents, (ii) a $4.2 million charge resulting from an increase in our inventory reserves, and (iii) additional one-time charges of approximately $2.0 million. We cannot assure you that we will not continue to incur net losses for the foreseeable future, which could cause our stock price to decline and adversely affect our ability to finance our business in the future. For additional information, you should read the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included elsewhere in this report.

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Government regulation in the U.S. and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the U.S., the FDA has broad authority to regulate the development, manufacture, marketing and sale of medical devices. Overseas, these activities are subject to foreign governmental regulation, which is in many respects similar to regulation in the U.S. but which varies from country to country. U.S. and foreign regulation continues to evolve, which could result in additional burdens on our operations. Failure to comply with applicable regulations can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. Additionally, the cost of maintaining personnel and systems necessary to comply with applicable regulations is substantial.

Many of our products required or will require regulatory approval prior to being marketed. The process of obtaining these approvals can be lengthy and expensive. We may not be able to obtain or maintain necessary approvals for testing or for the marketing of our products. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed or other restrictions or requirements that reduce the value to us of the products. Regulatory authorities can also withdraw product approvals if we fail to comply with regulatory standards or if problems develop following initial marketing. We are also subject to strict regulation with respect to our manufacturing operations. This regulation includes testing, control and documentation requirements, and compliance is monitored through inspections by regulatory authorities. Delays in the receipt of, or failure to receive necessary approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements could have a significant negative effect on our financial condition and results of operations.

MODIFICATIONS TO OUR MARKETED DEVICES MAY REQUIRE FDA REGULATORY CLEARANCES OR APPROVALS AND MAY REQUIRE US TO CEASE MARKETING OR RECALL THE MODIFIED DEVICES UNTIL SUCH CLEARANCES OR APPROVALS ARE OBTAINED.

When required, the products we market in the U.S. have obtained pre-market notification under Section 510(k) or were exempt from the 510(k) Pre-market Notification process. We have modified some of our products and product labeling since obtaining 510(k) clearance, but we do not believe these modifications require us to submit new 510(k) notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) Pre-market Notification for modifications to our existing products, we may be the subject of enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) Pre-market Notification. If the FDA requires us to go through a lengthier, more rigorous examination than we expect, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain Pre-market Approval, or PMA, process. Products that are approved through a PMA generally need FDA approval before they can be modified. See “Business-Government Regulation.”

IF ADEQUATE LEVELS OF REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR OUR PRODUCTS ARE NOT OBTAINED, SURGEONS AND PATIENTS MAY BE RELUCTANT TO USE OUR PRODUCTS, AND OUR SALES MAY DECLINE.

Our sales depend largely on government health care programs and private health insurers reimbursing patients’ medical expenses. Surgeons, hospitals and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. Consequently, we may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement.

Payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. Health care providers may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) by requiring the use of the least expensive implant available, or (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures.

Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new devices and procedures. Canada and some European countries, in particular France, have tightened reimbursement rates. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline.

ITEM 2. PROPERTIES

We own two pieces of real property in Chattanooga, Tennessee: a 160,000 square foot facility that houses the headquarters and principal manufacturing operations of the Chattanooga Group Division; and a 60,000 square foot building which houses additional manufacturing operations for the Chattanooga Group Division. We lease an approximately 70,000 square foot facility in Austin, Texas for our corporate headquarters, manufacturing facilities and warehouse for the business operations of the Surgical Division and the OSG Division. The lease expires March 2007 subject to our right to renew the term of the lease for a period of five years. Our monthly rental payments under the lease are approximately $41,000, for annual rental payment of approximately $492,000. Additionally, we are required to pay our share of applicable common area maintenance, property taxes and public utility charges which are approximately $8,000 per month.

ITEM 3. LEGAL PROCEEDINGS

In the fall of 2001, Encore began a number of legal proceedings against Akthea S.A.R.L. (“Akthea”), its former distributor in France. The nature of the claims revolve around monies that were not paid to Encore by Akthea in connection with the distribution agreement and lease agreement that were entered into by the parties. The cases by Encore were filed in both United States District Court in Texas related to the lease agreement issues, and with an International Chamber of Commerce Arbitration Panel in London related to the distribution agreement issues. On February 25, 2002, Encore was awarded a judgment against Akthea in connection with the United States District Court case in the amount of $377,000. The International Chamber of Commerce Arbitration case has held several hearings and has issued a preliminary ruling in favor of Encore on issues relating to amounts owed due to Akthea’s breach of payment provisions of the distribution agreement. In partial response to these actions, Akthea has brought suit against Encore, along with Endo Plus France S.A.R.L., Plus Endoprothetik AG and Plus Endoprothetik GmbH (collectively “Plus”), in Commercial Court located in Nanterre, France, alleging, as best as can be determined, that the defendants have conspired to introduce into commerce in France, implants which combine the products of Encore and Plus and hence have caused a risk of injury to the French public, as well as have violated the exclusivity provisions of the distribution agreement between Encore and Akthea.

Encore is vigorously challenging the facts, conclusions and jurisdiction of the French case and this case has been stayed until such time as the International Chamber of Commerce Arbitration case is resolved.

Chattanooga Group, Inc. is the subject of a Department of Commerce (“DOC”) investigation of its export practices with respect to (i) unlawfully trading with an embargoed country, and (ii) unlawfully preparing export documentation. This investigation is based in part on allegations to the DOC made by a former CGI export department clerk. These allegations resulted in the DOC executing a search warrant at CGI on or about May 31, 2001. Independent counsel for CGI has reviewed the data obtained by the DOC, as well as additional information provided to it by CGI. Based on their review, it appears that none of the chief executive officer, chief financial officer or any member of the board of directors of CGI had any prior or contemporaneous knowledge of intentional mislabeling of export documents or the unlicensed shipment of CGI products to an embargoed country. It also appears that this activity, to the extent that it may have occurred, was minimal in scope and occurred prior to the summer of 2000, which was the first time that anyone from the DOC visited CGI in connection with potential export irregularities. To the extent that there are monetary fines or legal expenses, the sellers of the stock of CGI have agreed to indemnify the Company to the extent that such fines or expenses are greater than the amount that was accrued on the financial statements of CGI as of the date of the acquisition. There has been no known activity on this case by the DOC in 2002.

The manufacturing and marketing of orthopedic medical products entails risk of product liability. From time to time Encore has been subject to product liability claims. In the future, the Company may again be subject to additional product liability claims, which may have a negative impact on its business. The existing product liability insurance coverage may be inadequate to protect the Company from any liabilities it might incur. If a product liability claim or series of claims is brought against the Company for uninsured liabilities which are in excess of the insurance coverage, the business could suffer. In addition, should the Company be subjected to a product liability claim in which the Company is required to recall some of its products, significant costs may be incurred. The Company currently carries product liability insurance in an aggregate amount of $20 million, a level which it considers adequate. However, there is no assurance that such amounts can continue to be carried at a reasonable premium or that such amounts are adequate for any future possibility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of our Common Stock are, and the $5 Warrants were, traded on the NASDAQ National Market System under the symbols “ENMC” and “ENMCW,” respectively. The following tables set forth for the periods indicated the high and low sales prices of our Common Stock and the $5 Warrants as reported on the NASDAQ National Market since January 1, 2001:

	Common Shares		$5 Warrants
	High	Low	High	Low
2002
First Quarter	$4.20	$2.80	$0.61	$0.26
Second Quarter	$5.33	$3.05	$0.95	$0.31
Third Quarter	$3.62	$2.35	$0.39	$0.14
Fourth Quarter	$3.64	$1.68	$0.27	$0.01

2001
First Quarter	$2.06	$1.13	$0.50	$0.16
Second Quarter	$1.98	$0.95	$0.42	$0.15
Third Quarter	$2.00	$1.33	$0.45	$0.11
Fourth Quarter	$3.65	$1.33	$0.54	$0.14

As of March 14, 2003, there were approximately 85 stockholders of record of our Common Stock, and approximately 1,600 beneficial owners of our Common Stock. As of March 8, 2003, all of our $5 Warrants expired.

Historically, we have not paid any dividends on our Common Stock, and we currently do not anticipate paying any dividends on the outstanding shares of our Common Stock in the near future. Further, our ability to pay a dividend on the outstanding shares of our Common Stock is limited by the terms of our Series A Preferred Stock and our Senior Credit

Facility (as defined below). See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”

On June 12, 2001, Encore issued 132,353 shares of Series A Preferred Stock in connection with an offering at $102.00 per share for an aggregate purchase price of $13.5 million. The 132,353 shares of Series A Preferred Stock are immediately convertible into 13,235,300 shares of our Common Stock. The holders of the Series A Preferred Stock have the right to designate up to two individuals to serve on the Company’s Board of Directors. Each share of Series A Preferred Stock is entitled, for all matters except the election of directors, to one vote for each share of Common Stock into which such share of Series A Preferred Stock is then convertible. Shares of Series A Preferred Stock bear non-cumulative dividends at a rate of 8% per annum if declared by the Company. The holders of Series A Preferred Stock are entitled to certain other rights that are more expansive than the rights of the holders of Common Stock which are detailed in the Amended and Restated Series A Preferred Stock Purchase Agreement dated as of May 3, 2001, between Encore, the Galen Entities (defined below) and the other purchasers of the Series A Preferred Stock. Issuance costs associated with the sale of Series A Preferred Stock amounted to $660,000. As a result of the sale of the Series A Preferred Stock, of which 87% was acquired by the Galen Entities, the Company now has a single stockholder who can substantially influence the outcome of all matters voted upon by stockholders and prevent actions that other stockholders may view favorably. The Galen Entities (which beneficially own 53.9% of our issued and outstanding Common Stock as of March 14, 2003), will be able to substantially influence all matters requiring stockholder approval, except for the election of directors, including the approval of significant corporate transactions, such as acquisitions, and to block an unsolicited offer to purchase Encore and other matters requiring a supermajority vote of stockholders. This concentration of ownership could delay, defer or prevent a change in control of the Company or impede a merger, consolidation, takeover or other business combination which other stockholders may otherwise view favorably.

On February 8, 2002, in connection with the financing necessary for the acquisition of Chattanooga Group, Inc., we issued a warrant to CapitalSource Holdings LLC (a related entity to CapitalSource Finance LLC, the entity that provided a significant portion of the acquisition financing), pursuant to which CapitalSource Holdings LLC has the right to acquire for a period of five years up to an aggregate of 2,198,614 shares of common stock of the Company (the “CS Warrants”).

In connection with the acquisition of Chattanooga Group, Inc., we issued shares of our Common Stock to two parties for services provided related to the acquisition. For rendering advisory services, an entity related to the Galen Entities was issued on February 8, 2002, 63,492 shares valued at $3.15 per share or an aggregate of $200,000. For rendering brokerage services, Cleary Oxford & Associates received 73,459 shares on February 8, 2002 and 11,261 shares on May 8, 2002, with all of the shares valued at $3.15 per share or an aggregate of $266,868.

For each of the securities transactions discussed above except where otherwise indicated: no underwriter or placement agent was used in connection with the transaction, and no underwriting commissions were paid; no means of general solicitation were used in offering the identified securities; the securities in each transaction were sold to a limited group of accredited investors in private placement transactions, exempt from registration under Section 4(2) of the Securities Act; and all purchasers of the identified securities were sophisticated investors who qualified as accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,077,942	$2.45	1,491,937
Equity compensation plans not approved by security holders	863,485	$3.75	775,500
Total	1,941,427	$3.03	2,267,437

For additional information regarding those plans that have not been approved by security holders, please see the information included in Footnote 9 of the Company’s consolidated financial statements.

The information set forth under the sub-caption “Equity Compensation Plan Information” contained in Encore’s Proxy Statement is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data with respect to the Company as of and for the periods indicated. The data as of December 31, 2002, 2001, 2000, 1999, and 1998 has been derived from our audited historical consolidated financial statements. The selected financial data should be read in conjunction with the financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
(in thousands, except per share data)	2002	2001	2000	1999	1998
Statement of Operations Data
Sales	$95,491	$42,616	$30,028	$26,091	$28,988
Gross margin	46,040	24,764	15,045	17,898	19,406
Income (loss) from operations	7,093	1,544 (1)	(4,094)	3,011	3,199
Net income (loss)	6	548	(3,263)	1,619	1,777
Beneficial conversion feature related to Series A Preferred Stock	—	(3,706)	—	—	—
Net income (loss) attributable to common stock	6	(3,158)	(3,263)	1,619	1,777
Basic earnings (loss) per common share	$0.00	$(0.34)	$(0.36)	$0.18	$0.20
Shares used in computing basic earnings (loss) per share	10,429	9,355	8,990	9,117	9,088
Diluted earnings (loss) per share	$0.00	$(0.34)	$(0.36)	$0.16	$0.17
Shares used in computing diluted earnings (loss) per share	26,477	9,355	8,990	10,219	10,611

Balance Sheet Data
Working capital	$32,907	$21,861	$20,850	$20,680	$17,954
Total assets	93,755	51,662	38,494	36,915	30,556
Current portion of note payable and long-term debt	3,606	9,975	3,232	734	1,265
Long-term debt, less current portion	34,129	2,851	13,750	12,047	5,603
Stockholders’ equity	$41,029	$32,177	$17,820	$21,074	$19,824

[1]	This amount includes other charges of which $917,000 related to compensation expense associated with our stock exchange program, which is comprised of including $37,000 included as cost of goods sold; $186,000 included as research and development expenses; and $694,000 included as selling, general, and administration.

The above 2001 figures include $8.9 million in sales for the OSG Division that was acquired in July 2001. Additionally, the 2002 data includes $46.1 million in sales related to the Chattanooga Group Division and twelve months of sales for the OSG Division totaling $17.5 million. See Notes 1 and 13 of the Audited Financial Statements for additional information related to these acquisitions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes for those financial statements as well as the other financial data included elsewhere in this Form 10-K.

Basis of Presentation

This Form 10-K is dated as of March 14, 2003 and will, except for the audited financial statements and the notes which are an integral part of such financial statements, reflect the status of Encore as of that date. The audited financial statements and accompanying notes will reflect the status of Encore as of December 31, 2002.

In connection with the acquisition of Chattanooga Group, Inc., and for purposes of efficiency and state tax minimization, Encore Orthopedics, Inc. was converted on February 7, 2002, from a Delaware corporation to a Delaware limited partnership known as Encore Medical, L.P. EMLP has two partners, EGP and EMAC, the general partner and limited partner, respectively. Both of these corporations are wholly owned subsidiaries of the Company. All of the assets, liabilities, operations and financial results of EMLP, EGP and EMAC are consolidated in the financial statements of Encore. Prior to February 7, 2002, neither EGP nor EMAC had any operations. On March 1, 2002, Chattanooga Group, Inc. was merged into and with EMLP, with EMLP being the surviving entity.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to inventory, accounts receivable, deferred taxes, goodwill, intangible assets and contingencies and litigation. Encore bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, proposes a new requirement that all public companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the Consolidated Financial Statements included elsewhere in this report includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the critical accounting policies and methods used by the Company.

In addition, the Securities and Exchange Commission released Financial Reporting Release No. 61, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

We apply the following critical accounting policies in the preparation of our financial statements:

Inventory Reserves

The nature of Encore’s business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. Encore records inventory at the lower of cost or market, with cost based upon average actual cost. Encore establishes reserves for such issues as slow moving or excess inventory, product obsolescence and valuation impairment. Encore’s inventory reserve policy is primarily based on the products and market practices. The amount and timing of write downs is determined by division. For all divisions, Encore utilizes a specific identification methodology (product rationalization) which can occur whenever there is a change in strategy. In addition, sales performance is reviewed on at least a quarterly basis to determine the amounts that should be added to the existing reserve. Reserves are monitored on a quarterly basis and changes are made as determined by the processes referred to above. In determining the adequacy of its reserves, at each reporting period Encore analyzes the following, among other things:

1.	Current inventory quantities on hand;
2.	Product acceptance in the marketplace;
3.	Customer demand;
4.	Historical sales;
5.	Forecasted sales;
6.	Product obsolescence; and
7.	Technological innovations.

Any modifications to Encore’s estimates of its reserves are reflected in cost of goods sold within the Statement of Operations during the period in which such modifications are determined by management.

Revenue Recognition

The Surgical Division’s products are sold through a network of independent sales representatives in the U.S. and by distributors outside the U.S. Revenues from sales made by independent sales representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure (implanted into a patient) and a purchase order is received from the hospital. Revenues from sales to customers outside the U.S. are recorded when the product is shipped to the customer. The distributors, who sell the products to other customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay Encore within specified terms regardless of when they sell the products. In addition, there is no price protection.

The OSG Division’s products are sold to distributors, retail outlets, and various medical and sports establishments. Sales are recorded at the time the product is shipped to the customer. Customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products, and have no price protection except for distributors who participate in our rebate program. Product returns are allowed only with prior approval by Encore and a reserve for estimated product returns is maintained based on actual historical experience. In addition, rebates are granted to distributors and a reserve is maintained for future rebate claims based on actual historical experience. The reserves for estimated product returns and rebate claims are a deduction from the sales recorded for each reporting period.

The Chattanooga Group Division’s products are sold to independent dealers who take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell the products, and have no price protection. The sales are recorded when the products are shipped to these dealers. Product returns are allowed only with prior approval and a reserve for estimated product returns is maintained based on actual historical experience. In addition, extended warranty contracts are sold (less than 1% of total revenue) and the warranty revenues are recognized ratably over the life of the warranty period.

Encore must make estimates of potential future product returns and rebates related to current period product revenue. To do so, management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of Encore’s products when evaluating the adequacy of the sales returns and other allowances. Significant management judgment must be used and estimates must be made in connection with establishing the reserves for sales returns, rebates and other allowances in any accounting period.

Allowance for Doubtful Accounts

Encore must make estimates of the uncollectibility of accounts receivables. In doing so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Deferred Tax Asset Valuation Allowance

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon Encore attaining future taxable income during the periods in which those temporary differences become deductible. Based upon management’s projections of future taxable income and the periods and manner in which Encore’s deferred tax assets will be available, management estimates that it is more likely than not that all of Encore’s deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance at December 31, 2002.

Goodwill and Intangible Assets

Encore must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination or asset acquisition, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to valuations of intangible assets acquired in connection with a business combination or asset acquisition, it is the Company’s practice to use both internal and external third-party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. Additionally, on an ongoing basis, the Company reviews its intangible assets and goodwill to determine if there has been any change in the useful life of an intangible asset or whether there has been impairment of these assets.

General

This section includes a summary of Encore’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes.

We are a diversified orthopedic company that designs, manufacturers, markets and distributes a comprehensive range of high quality orthopedic devices and related products for the orthopedic industry. Our products are used primarily by orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. We currently market and distribute our products through our three operating divisions, our Surgical Division, our OSG Division and the Chattanooga Group Division. Our Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implants. Our OSG Division is a leading provider of orthopedic soft goods that are used to assist the patient in recovering from an injury or a surgical procedure, or to protect against re-injury or damage to the surgical site. The Chattanooga Group is a leader in the rehabilitation product segment of the orthopedic market. Our three divisions enable us to reach a diverse customer base through multiple distribution channels, providing opportunities for growth across the orthopedic market.

Since our formation in April 1992 as an orthopedic implant company, our business has grown through a combination of internal growth and strategic acquisitions. Throughout our history, we have placed a strong emphasis on the research and development efforts that have fueled the product pipeline of our Surgical Division. We have developed and obtained regulatory approval for over 100 products and product improvements focused on the orthopedic total joint, trauma and spinal segments of the surgical market. In addition, we have added products through small strategic acquisitions. More recently, we have completed two significant acquisitions that have allowed us to expand our business into two new product segments of the orthopedic market – orthopedic soft goods and rehabilitation equipment—both of which complement our Surgical Division. These two acquisitions have had the effect of significantly increasing our revenues and should contribute to increasing our operating income, net income and earnings before interest, taxes, depreciation and amortization, when compared to prior periods. In addition, since these acquisitions were funded through a combination of debt and equity, they had the impact of materially altering our balance sheet.

In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation. These product lines currently form the basis of our OSG Division. These products include the Kallassy Ankle Support, the Sports Supports product line of braces and supports, the Secure-All brand of patient safety devices, and the Turtle Neck and 911 First Response safety collars. See Note 1 of the Consolidated Financial Statements – Acquisitions.

On February 8, 2002, we purchased Chattanooga Group, Inc., a privately-held, Tennessee based provider of orthopedic rehabilitation equipment. Chattanooga Group, Inc., which had been in business for over 50 years, originally manufactured and sold the Hydrocollator Steam Pack and has since expanded its product line to include a large variety of rehabilitation and home health products making it capable of providing turn-key clinics for orthopedic professionals. The Chattanooga Group designs, manufactures and distributes around the world a wide range of rehabilitation products including Intelect electrotherapy units, OptiFlex continuous passive motion devices, Triton and Adapta therapy tables, along with Hydrocollator heating and chilling units. See Note 13 of the Consolidated Financial Statements – Acquisition of Chattanooga Group, Inc.

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

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Sales were $95.5 million for the year ended 2002, representing an increase of $52.9 million, or 124% over the year ended December 31, 2001. The primary reason for this significant increase was sales generated as a result of the February 2002 acquisition of Chattanooga Group, Inc.

The Chattanooga Group Division reported sales of $46.1 million, representing a 4% increase over its sales levels of $44.2 million for the comparable period in 2001, which were generated prior to its acquisition by Encore. The Chattanooga Group Division’s sales for 2002 represented 48% of the Company’s total annual sales for 2002. In the Surgical Division, overall sales for 2002 of $31.9 million represent a 6% decrease when compared to sales levels of 2001. This was due to increases in price and changes in sales mix offset by decreases in volume. However, in this division, the overall sales decrease masks the improvements made by the Surgical Division in expanding its domestic sales, where the Company has concentrated most of its division sales efforts throughout 2002. The increase in domestic sales for the Surgical Division was 11% when compared to 2001 domestic sales levels. The increase has been most notable in the spine implant area where domestic sales increased 90% over the level of spine product domestic sales for 2001. International sales in the Surgical Division totaled $4.2 million for 2002, which represents a decrease of 52% when compared to the sales levels for 2001. This decrease is primarily a result of a competitor acquiring Encore’s primary European distributor in the fall of 2001. The OSG Division contributed $17.5 million in sales for 2002, compared to $8.9 million for 2001, when only six months of sales were generated as a result of the July 2001 acquisition.

Gross margin increased by $21.2 million in 2002 to $46 million as compared to $24.8 million for 2001. This increase, like the increase in sales, was largely due to the acquisition of the Chattanooga Group. The addition of the Chattanooga Group accounted for $18.7 million of the increase. The OSG Division and Surgical Division increased by $2.5 million and $157,000, respectively. While gross margin grew by absolute dollar amounts, overall gross margin as a percent of sales decreased from 58% to 48% when compared to 2001. The Surgical Division’s gross margins as a percent of sales improved for the year from 65% to 69% due primarily to the change in sales mix in favor of domestic sales that yield higher margins. Sales of OSG Products produced a gross margin of 31% in 2002, compared to 33% in 2001 and sales of rehabilitation equipment in the Chattanooga Group Division produced a gross margin of 40% of sales in 2002.

Research and development expenses increased to $3.4 million for 2002 from $1.7 million in 2001. This is an increase of $1.7 million or 96% over 2001. The inclusion of research and development expenses related to the Chattanooga Group Division primarily accounted for this increase.

Selling, general, and administrative expenses totaled $35.6 million for the year, representing an increase of $15.7 million, or 79%, over 2001 expenditures that totaled $19.9 million. However, as a percentage of sales, selling, general, and administrative expenses decreased to 37% for 2002 from 47% in 2001. These expenses increased in part due to the acquisitions of the Chattanooga Group, which incurred $10.6 million of selling, general, and administrative expenses in 2002, or 68% of the total increase for the year, and the OSG Division which increased $3.5 million to $5.9 million due to the first full year of expenses related to this division. The remaining increase is primarily attributable to two factors. First, marketing expenses increased $700,000 due to increased activities associated with tradeshows and consulting surgeons. Second, general and administrative expenses increased $800,000 due to expanded investor relations activities, higher directors and officers liability insurance, increased strategic planning activities, and higher attorney fees related to the Akthea litigation.

Unlike 2001 when $1.6 million relating to specific non-recurring items was reported, no non-recurring charges were incurred during 2002. In 2001, these items included $917,000 related to a senior management option exchange program, $535,000 incurred in connection with a legal settlement of a lawsuit brought by a former stockholder in an attempt to stop the issuance of the Series A Preferred stock and $171,000 charged for the cashless exercise of options by a former employee.

The combination of these factors resulted in a $5.5 million increase in operating income to $7.1 million for the year ended December 31, 2002 compared to $1.5 million for the year ended December 31, 2001. The large improvements in operating income were offset by increased interest expense and a high effective tax rate to produce net income of $6,000 for the year compared to net income of $548,000 for 2001 before the impact of the beneficial conversion feature related to Series A Preferred Stock of $3.7 million. Interest expense increased to $7.2 million in 2002 from $1.3 million in 2001. This increase of $5.9 million was directly related to additional interest incurred in connection with the Chattanooga Group Division acquisition. The effective tax rate rose to 98% for the year principally due to the permanent tax differences related to the Chattanooga Group acquisition compared to the level of 2002 pre-tax income.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

Overall, 2001 was a positive year for Encore. The core business of implant sales grew, while the first acquisition, of the OSG Division, was accomplished. Total sales increased 42% over 2000 to $42.6 million from $30 million due to both increases in volume and increases in price. Implant product sales increased to $33.8 million or 12% over the prior year. The Company focused on building its domestic sales force and, as a result, domestic implant sales increased 28% with every product line experiencing double-digit growth. Particularly strong was the increase in spinal product sales. Agents that were with Encore for the entire year showed strong increases over the prior year’s sales. The OSG Division contributed $8.9 million or 70% of the total increase. International sales decreased by 16.6%, which reflected the fall off of the European distributors as the change from the Plus organization sales force to a different set of distributors was instigated.

Gross margin increased by $9.7 million or 65% compared to 2000. This increase was due, in part, to there being no additional charges for product rationalization, which in 2000 amounted to $4.2 million. The OSG Division contributed $2.9 million to gross margin and the gross margin for implants increased by $2.6 million, excluding the additional charge in 2000, or 13%. Gross margin as a percent of sales for 2000 without the inventory charge for product rationalization was 64%. Gross margin as a percent of sales declined from 64% in 2000 to 58% in 2001 due to sales mix, both geographical and product. Gross margin as a percent of sales for implants and soft goods were 65% and 33% respectively, for a consolidated 58%.

Research and development expenses decreased by $46,000, or 3%, primarily due to the approval of products in late 2000 and early 2001, such as the Keystone® Modular Hip System and the Metal/Metal Acetabular Hip System. The decline is also due to the timing of expenditures for current projects. Current activities include the design of a new revision shoulder, a universal hip stem, and a new total knee system. Clinical studies are continuing on a mobile bearing knee product, a ceramic/ceramic acetabular hip system and a ceramic femoral knee component.

Selling, general, and administrative expenses increased $4.5 million or 29% compared to 2000. Of this increase,

$2.4 million related to the addition of the OSG Division. The remaining portion of the increase was due in part to increased commissions and royalties paid totaling $1.4 million as a result of higher implant sales. Finally, general and administrative expenses increased $700,000 due primarily to increased legal and professional expenses, relocation charges, and salary expenses. However, as a percent of sales, selling, general and administrative expenses decreased to 47% compared to 51% of sales in 2000.

Additional charges of $1.6 million and $2 million were taken in the second quarter of 2001 and the fourth quarter of 2000, respectively, which related to specific items that are not part of the normal selling, general and administrative, or research and development expenses, the components of which are summarized as follows:

	For the Year Ended December 31,
	2001	2000
Impairment of intangibles	$—	$700
Post retirement benefits for former employees	—	439
Provision for doubtful accounts	—	383
Legal settlement charges	535	—
Compensation expense associated with stock option exchange program	917	—

Other	171	479

Total	$1,623	$2,001

The most significant charge in 2001 related to an exchange of certain outstanding options for stock. Approximately 1.9 million options were cancelled and approximately 600,000 shares were issued to the senior management of Encore. The total charge taken for this exchange approximated $917,000, the cash impact of which was $419,000. The $535,000 in legal settlement charges in 2001 related to the settlement of the lawsuit brought by one of Encore’s stockholders in an attempt to stop the issuance of the Series A Preferred Stock. $125,000 of this expense was a cash expense. Finally, there was a $171,000 charge for compensation expense associated with a cashless exercise of options by a former employee.

Operating income increased from a loss of $4.1 million to income from operations of $1.5 million. Prior to the effect of the additional charges in 2001 and 2000, as well as the additional inventory reserves of $4.2 million of identified finished goods ($4.0 million) and raw materials ($200,000) to be written off, income in 2001 increased 50% from $2.1 million in 2000 to $3.2 million in 2001.

Interest expense decreased $47,000 in 2001 to $1.3 million as compared to 2000. This decrease reflects both lower interest rates on the revolving credit facility of Encore and a decreasing amount outstanding on that revolving credit facility. As a result of the increases in sales, and the lower spending levels, overall, net income for 2001 was $548,000 as compared to a net loss in 2000 of $3.3 million.

On June 12, 2001, the stockholders of the Company approved the issuance of 132,353 shares of Series A Preferred Stock at $102.00 per share for an aggregate purchase price of $13.5 million. The 132,353 shares of Series A Preferred Stock are immediately convertible into 13,235,300 shares of the Company’s Common Stock. Issuance costs associated with the sale of Series A Stock amounted to $660,000. In connection with the issuance of Series A Preferred Stock in June 2001, because the stock is immediately convertible into Common Stock at the holder’s option at a conversion price of $1.02 per share, which was below the per share closing price of the Company’s Common Stock on the date of the issuance of the Series A Preferred Stock, Encore recorded a charge to net income available to common stockholders of $3.7 million representing the fair value of the beneficial conversion feature of the Series A Preferred Stock.

Capital Expenditures

The following table summarizes our capital expenditures during the indicated periods:

(in thousands)	2002	2001	2000
Buildings and leasehold improvements	$58	$70	$26
Equipment	354	87	122
Furniture and fixtures	615	649	266
Surgical Instrumentation	467	1,899	1,280

Total	$1,494	$2,705	$1,694

We have made significant investments in the surgical implant instrumentation required to implant our surgical products. The size of our investments in this instrumentation has increased due to the increasing size of our sales force and the expansion of our product lines. As an incentive for choosing our surgical products, our sales agents often provide surgeons with the usage of necessary surgical implant instrumentation free of charge. We believe this practice has the net effect of increasing sales of our surgical products. In the United States, we capitalize and depreciate the surgical implant instrumentation we purchase, whereas the instruments are sold or leased to our international customers.

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

Additionally, Encore acquired $1.3 million of equipment in connection with the acquisition of the OSG Division on July 2, 2001. Encore has capitalized $657,000 in 2001 and $256,000 in 2002 primarily in warehouse equipment, computer equipment and software to set up information systems, network and warehousing capabilities related to the OSG Division. Encore acquired $5.8 million in property and equipment related to its acquisition of the Chattanooga Group. Encore has capitalized $701,000 since this acquisition, which is primarily office and plant equipment.

Liquidity

Since inception, Encore has financed its operations through the sale of equity securities, borrowings and cash flow from operations. As of December 31, 2002, Encore had borrowed approximately $15 million under the Credit Facility (defined below), with the availability (based upon the current borrowing base) of approximately an additional $5 million to borrow for working capital and general corporate purposes.

During 2002, operating activities provided cash and cash equivalents of $9.6 million primarily due to a decrease in inventory and net income adjusted for depreciation and amortization. This compares favorably to 2001 when operating activities provided cash and cash equivalents of $8.8 million. Encore’s continued growth has resulted in an increase in its capital requirements. This growth has been primarily funded by banking relationships, the Credit Agreement (as defined below), cash generated from operations to meet its working capital needs and the sale of equity. As of December 31, 2002, Encore had net working capital of approximately $32.9 million.

In June 2001, Encore raised $12.8 million, net of issuance costs of $660,000, in connection with the sale of Series A Preferred Stock. The purpose of raising this money was to fund acquisitions Encore had previously announced it was pursuing. The first of these acquisitions was completed on July 2, 2001, with the purchase from Kimberly-Clark of the product lines that formed the initial offerings of the OSG Division.

In order to finance the acquisition of Chattanooga Group, Inc., Encore and its subsidiaries entered into a new Credit Agreement (the “Credit Agreement”) dated as of February 8, 2002 with Bank of America, National Association, as agent, and the lenders signatory thereto, for a maximum borrowing capacity of up to $30,000,000, subject to limitations based upon Encore’s Borrowing Base, as defined (the “Senior Credit Facility”), pursuant to the Credit Agreement. Encore and its subsidiaries executed various security documents in order to secure the financing under the Credit Agreement, including security agreements, a mortgage, guaranty agreements, a copyright security agreement, patent security agreements, trademark security agreements and various Uniform Commercial Code financing statements.

Further, in order to finance the acquisition of Chattanooga Group, Inc., Encore and its subsidiaries entered into a Note and Equity Purchase Agreement (the “Note Agreement”) dated as of February 8, 2002 with CapitalSource Finance LLC, as agent and purchaser (“CapitalSource”), pursuant to which Encore sold $24,000,000 in senior subordinated notes (the “Senior Subordinated Notes”) to CapitalSource. Encore and its subsidiaries executed various security documents in order to secure the financing under the Note Agreement, including security agreements, a mortgage, guaranty agreements, a copyright security agreement, patent security agreements, trademark security agreements and various Uniform Commercial Code financing statements. The security interests created by the security documents executed pursuant to the Note Agreement are junior and subordinate to the security interests created by the security documents executed pursuant to the Credit Agreement.

In connection with the Note Agreement, Encore granted to an affiliate of CapitalSource a warrant to purchase up to an aggregate of 2,198,614 shares of common stock of the Company (the “CS Warrants”).

These debt arrangements contain operating and financial restrictions which may restrict Encore’s business and financing activities. These debt agreements restrict Encore’s ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations.

Under the Note Agreement, if Encore generates less than certain amounts of adjusted earnings before interest, taxes, depreciation and amortization ($16,500,000 for the period commencing March 31, 2002 and ending on March 29, 2003), then Encore would have the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6 million aggregate principal amount of the Senior Subordinated Notes. If Encore exercises this right, then a pro-rata portion of the CS Warrants (as defined below) (the “Conveyed Warrants”) will be conveyed by an affiliate of CapitalSource to the Galen Entities (as defined below). In the event Encore does not choose to exercise this right, then three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the “Galen Entities”), have agreed to purchase the amount of Senior Subordinated Notes that Encore has the right to prepay. The Galen Entities beneficially own approximately 53.9% of the outstanding shares of our Common Stock (on an as-converted basis) as of March 14, 2003. In the event the Galen Entities purchase any Senior Subordinated Notes from CapitalSource, then upon such purchase, (a) those notes will automatically convert into additional shares of Encore’s Series A Preferred Stock at a conversion price equal to the lower of (i) $150 per share or (ii) 50 times the greater of $1 or the trailing ten-day average closing price of the Company’s common stock on the date of conversion, and (b) a pro-rata portion of the Warrants will also be conveyed by CapitalSource Holdings LLC to the Galen Entities. As an inducement for the Galen Entities to enter into the CapitalSource/Galen Agreement, Encore granted the Galen Entities options dated as of February 8, 2002 (the “Option”) to acquire up to that number of shares of Encore common stock with a value equal to $6,000,000 at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of Encore’s common stock on the date of exercise. If the Galen Entities choose to exercise their rights under the Option, then any Conveyed Warrants will automatically be terminated. Conversely, if the Galen Entities choose to exercise any Conveyed Warrants, then the Option will automatically be terminated. The Option will otherwise automatically terminate on the earlier of (i) the 30th day following the date the Galen Entities are no longer obligated to purchase any Senior Subordinated Notes under the CapitalSource/Galen Agreement, (ii) the date the Galen Entities acquire any Senior Subordinated Notes or (iii) August 15, 2003. Encore anticipates that it will not generate sufficient amounts of earnings before interest, taxes, depreciation and amortization to avoid having the right to prepay without penalty $6,000,000 aggregate principal amount of the Senior Subordinated Notes.

While Encore’s current forecast shows that the Company will be able to meet the financial covenants during 2003 (except as otherwise noted above) and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that the forecasts will prove accurate or that the bank’s requirements will be able to be met. There exists the possibility that Encore will need to obtain additional equity financing, although there is no assurance as to the amount, availability or cost of such financing.

In addition to the current restrictions and requirements contained in the current credit arrangements, Encore’s significant debt level may limit its flexibility in obtaining additional financing and in pursuing other business opportunities. Encore’s high degree of leverage could have negative consequences for it, including the following: (i) the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or financing may not be available to it on favorable terms; (ii) Encore will need a substantial portion of its cash flow to pay the principal and interest on its indebtedness, including indebtedness that it may incur in the future; (iii) payments on the Encore’s indebtedness will reduce the funds that would otherwise be available for operations and future business opportunities; (iv) a substantial decrease in net operating cash flows could make it difficult for Encore to meet its debt service requirements and force it to modify its operations; (v) Encore’s debt level may make it more vulnerable than its competitors to a downturn in either its business or the economy generally; and (vi) since some of the debt has a variable rate of interest, it exposes Encore to the risk of increased interest rates.

Encore is exposed to certain market risk as part of its ongoing business operations. Primary exposure includes changing interest rates. Encore is exposed to interest rate risk in connection with the term loans and borrowings under the Credit Agreement, which bear interest at floating rates based on the London Interbank Offered Rate (“LIBOR”) or the prime rate plus an applicable borrowing margin. Encore manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. All of the Senior Credit Facility is variable rate debt, although the Senior Subordinated Notes, while having the possibility for interest rate fluctuation, were structured so as to remain at no less than 13% interest and no more than 15% interest. Certain other debt of the Company is fixed rate debt. Encore may use derivative financial instruments where appropriate to manage its interest rate risk. However, as a matter of policy, it does not enter into derivative or other financial investments for trading or speculative purposes. To date, it has entered into no derivate financial instruments. Historically all of the Company’s sales have been denominated in U.S. dollars, and therefore the Company has not been subject to foreign currency exchange risks. However, the Company has begun to directly distribute its Chattanooga Group Division products in selected foreign markets, and some of these sales of these products in European markets will be denominated in Euros, which would cause currency fluctuations to more directly impact our operating results.

Contractual Obligations and Commercial Commitments

At December 31, 2002, the aggregate amount of annual principal maturities of long-term debt (excluding capital lease obligations) of Encore is as follows (in thousands):

Year Ended December 31,
2003	$3,779
2004	2,170
2005	12,609
2006	—
2007	19,177

$37,735

As of December 31, 2002, Encore had entered into purchase commitments for inventory, capital acquisitions, and other services totaling approximately $2.3 million in the ordinary course of business.

Leases

The Company leases building space, manufacturing facilities and equipment under non-cancelable lease agreements that expire at various dates. At December 31, 2002, future minimum lease payments are as follows (in thousands):

	Capital Leases	Operating Leases
Year Ending December 31,
2003	$133	$775
2004	44	687
2005	6	636
2006	—	617
2007 and thereafter	—	152

Total minimum lease payments	$183	$2,867

Less – amounts representing interest	(11)

Net minimum lease payments	172
Less – current portion of obligations under capital leases	(125)

	$47

Related Party Transactions

On February 1, 2001, Encore purchased from an entity related to Nick Cindrich, our former Chairman of the Board, 180,000 shares of common stock of Encore. These shares were purchased at a price approximately equal to the then current trading price of the stock on the NASDAQ. The consideration for these shares was given in the form of a promissory note with an original principal amount of $409,000, bearing interest at 6.5%, payable bi-weekly over a three-year period. Simultaneously with this transaction, the former Chairman of the Board agreed to relinquish 109,767 vested options to purchase common stock in Encore that were in his possession. The exercise prices of these options ranged from $1.69 to $5.16.

During 2002, Encore paid Galen Associates, an affiliate of the Galen Entities, $200,000 (paid with 63,492 shares of Common Stock based on a fair market value of $3.15) under a Financial Advisory Agreement for various consulting services provided to the Company in connection with the acquisition of Chattanooga Group, Inc.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent Encore’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of Encore’s products, profit margins and the sufficiency of Encore’s cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, Encore’s dependence on the ability of its third-party manufacturers to produce components on a basis that is cost-effective to Encore, market acceptance of Encore’s products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the availability to locate acceptable acquisition candidates and then finance and integrate those acquisitions, and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Recently Issued Accounting Pronouncements

The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, which resulted in additional pre-tax earnings of $280,000 for the year ended December 31, 2002. Encore has reviewed its goodwill and other intangible assets and has determined that at this time there has been no impairment of these assets that would require any impairment charge to be recorded in the financial statements of the Company. See Footnote 6 to the Consolidated Financial Statements for additional disclosure information.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on its financial condition or results of operations.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There was no impact to the Company’s operating results or financial position related to the adoption of this standard.

In April 2002, the FASB issued SFAS No. 145, “Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 updates, clarifies, and simplifies existing pronouncements. We do not expect that the adoption of SFAS 145 to have a significant impact on our financial condition or results of operation.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” (“SFAS 146”). The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material impact on our financial statements upon adoption of SFAS 146.

In December 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. There was no impact to the Company’s operating results or financial position related to the adoption of this standard.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), which addresses the disclosures to be made by a guarantor in its financial statements about its obligations and guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing the guarantee. Certain of the disclosure requirements of FIN 45 are effective for interim or annual periods ending after December 31, 2002, with the remainder of the provisions of FIN 45 being effective only on a prospective basis to guarantees issued or modified after December 31, 2002. During 2002, the Company adopted the disclosure requirements of FIN 45 and we do not anticipate a material impact on our financial statements upon the full adoption of FIN 45.

ITEM 7A.    MARKET RISK DISCLOSURE

The Company is exposed to certain market risks as part of its ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact its financial condition, results of operations, and cash flows. Primary exposure includes changing interest rates. Encore is exposed to interest rate risk in connection with the term loans and borrowings under the Credit Agreement, which bear interest at floating rates based on the London Interbank Offered Rate (“LIBOR”) or the prime rate plus an applicable borrowing margin. Encore manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. All of the Senior Credit Facility is variable rate debt, while the Senior Subordinated Notes, while having the possibility for interest rate fluctuation, are structured so as to remain at no less than 13% interest and no more than 15% interest. Certain other debt of the Company is fixed rate debt. Encore may use derivative financial instruments where appropriate to manage its interest rate risk. However, as a matter of policy, it does not enter into derivative or other financial investments for trading or speculative purposes. To date, it has entered into no derivate financial instruments. Historically all of the Company’s sales have been denominated in U.S. dollars, and therefore the Company has not been subject to foreign currency exchange risks. However, the Company has begun to directly distribute its Chattanooga Group Division products in selected foreign markets, and some of these sales of these products in European markets will be denominated in Euros, which would cause currency fluctuations to more directly impact our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Encore Medical Corporation:

We have audited the accompanying consolidated balance sheets of Encore Medical Corporation as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Medical Corporation as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

As discussed in note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/  KPMG LLP

Austin, Texas

March 12, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Encore Medical Corporation

In our opinion, the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of Encore Medical Corporation and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Austin, Texas

February 22, 2001

ENCORE MEDICAL CORPORATION

Consolidated Balance Sheets (in thousands, except share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$253	$5,401
Accounts receivable, net of allowance for doubtful accounts of $288 and $154, respectively	14,635	5,828
Inventories, net of allowance of $2,917 and $4,477, respectively	27,701	22,911
Deferred tax assets	2,171	2,461
Prepaid expenses and other current assets	1,527	1,327

Total current assets	46,287	37,928

Property and equipment, net	11,179	7,233
Goodwill	18,146	3,422
Intangible assets, net	15,104	2,622
Other assets	3,039	457

Total assets	$93,755	$51,662

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,442	$2,737
Accrued expenses	5,332	3,355
Current portion of long-term debt	3,606	9,975

Total current liabilities	13,380	16,067

Long-term debt, net of current portion	34,129	2,851
Deferred tax liability	4,531	25
Other non-current liabilities	686	542

Total liabilities	52,726	19,485
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value, 255,000 shares authorized; 132,353 shares issued and outstanding, aggregate liquidation preference of $13,500	12,840	12,840
Common stock, $0.001 par value, 50,000,000 shares authorized; 11,609,000 and 11,441,000 shares issued respectively	12	11
Additional paid-in capital	30,420	22,052
Notes receivable for sale of common stock	(1,164)	(1,187)
Deferred compensation	(14)	(56)
Retained earnings	566	560
Less cost of repurchased stock, warrants and rights (509,000 and 635,000 shares, respectively)	(1,631)	(2,043)

Total stockholders’ equity	41,029	32,177

Total liabilities and stockholders’ equity	$93,755	$51,662

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION

Consolidated Statements of Operations (in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Sales	$95,491	$42,616	$30,028
Cost of sales	49,451	17,852[1]	14,983

Gross margin	46,040	24,764	15,045

Operating expenses:
Selling, general and administrative	35,550	19,865[2]	15,360
Research and development	3,397	1,732[3]	1,778
Other charges	—	1,623	2,001

Income (loss) from operations	7,093	1,544	(4,094)

Other income (expense):
Interest income	136	186	26
Interest expense	(7,212)	(1,299)	(1,346)
Other income	301	334	362

Income (loss) before income taxes	318	765	(5,052)
Provision (benefit) for income taxes	312	217	(1,789)

Net income (loss)	6	548	(3,263)

Beneficial conversion feature related to Series A Preferred Stock	—	(3,706)	—

Net income (loss) attributable to common stock	$6	$(3,158)	$(3,263)

Net income (loss) per common and common equivalent share:
Basic earnings (loss) per share-
Basic earnings (loss) per share-	$0.00	$(0.34)	$(0.36)
Shares used in computing basic earnings (loss) per share	10,429	9,355	8,990
Diluted earnings (loss) per share-
Diluted earnings (loss) per share-	$0.00	$(0.34)	$(0.36)
Shares used in computing diluted earnings (loss) per share	26,477	9,355	8,990

See accompanying notes to consolidated financial statements.

[1]	Excludes $37,000 of stock compensation expense included in other charges
[2]	Excludes $694,000 of stock compensation expense included in other charges
[3]	Excludes $186,000 of stock compensation expense included in other charges

ENCORE MEDICAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Rec. – Sale of Common Stock	Deferred Compensation	Retained Earnings	Repurchased Stock Warrants and Rights		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 1999	—	$—	9,340	$9	$19,379	$—	$(288)	$3,275	(278)	$(1,301)	$21,074
Issuance of common stock			8	—	13						13
Deferred compensation					39		(39)				—
Amortization of deferred compensation							142				142
Purchase of treasury stock									(44)	(120)	(120)
Tax expense associated with stock options					(26)						(26)
Net loss								(3,263)			(3,263)

Balance at December 31, 2000	—	—	9,348	9	19,405	—	(185)	12	(322)	(1,421)	17,820
Issuance of common stock			2,093	2	2,195	(1,187)					1,010
Deferred compensation					9		(9)				—
Amortization of deferred compensation							138				138
Purchase of treasury stock									(313)	(622)	(622)
Issuance of preferred stock, net of issuance costs	132	12,840									12,840
Legal settlement charge					410						410
Tax benefit associated with stock options					33						33
Net income								548			548

Balance at December 31, 2001	132	12,840	11,441	11	22,052	(1,187)	(56)	560	(635)	(2,043)	32,177
Issuance of common stock			168	1	185						186
Stock compensation					223						223
Amortization of deferred compensation							42				42
Purchase of treasury stock						23			(22)	(23)	—
Tax benefit associated with stock options					24						24
Issuance of treasury stock for services provided in connection with the Chattanooga Group, Inc. acquisition					32				148	435	467
Issuance of stock purchase warrants					7,904						7,904
Net income								6			6

Balance at December 31, 2002	132	$12,840	11,609	$12	$30,420	$(1,164)	$(14)	$566	(509)	$(1,631)	$41,029

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION

Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$6	$548	$(3,263)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,329	2,135	2,143
Amortization of intangibles	1,113	764	663
Amortization of debt issuance costs	2,467	—	—
Non-cash interest expense	606	—	—
Stock-based compensation	265	138	142
Deferred taxes	235	(784)	(1,352)
Tax benefit (provision) associated with stock options	24	33	(26)
Impairment of intangible asset	—	—	700
Loss on disposal of assets	25	8	397
Other charges	—	1,080	—
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	157	(411)	(963)
Decrease (increase) in inventories	3,359	3,127	(1,201)
Decrease (Increase) in prepaid expenses and other assets	108	(748)	(271)
(Decrease) Increase in accounts payable and accrued expenses	(2,090)	2,933	98

Net cash provided by (used in) operating activities	9,604	8,823	(2,933)

Cash flows from investing activities:
Acquisition of OSG product lines	—	(5,987)	—
Acquisition of Chattanooga Group, Inc.	(35,749)	—	—
Purchases of property and equipment	(1,494)	(2,705)	(1,694)
Proceeds from sale of assets	15	3	—

Net cash used in investing activities	(37,228)	(8,689)	(1,694)

Cash flows from financing activities:
Proceeds from issuance of common stock	186	157	13
Payments to acquire treasury stock	—	(31)	(120)
Proceeds from issuance of Series A Preferred Stock	—	12,840	—
Proceeds from long-term debt	40,529	—	5,160
Payments on long-term debt	(15,865)	(7,700)	(426)
Payment of debt issuance costs	(2,374)	—	—

Net cash provided by financing activities	22,476	5,266	4,627

Net increase (decrease) in cash and cash equivalents	(5,148)	5,400	—
Cash and cash equivalents at beginning of year	5,401	1	1

Cash and cash equivalents at end of year	$253	$5,401	$1

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4,069	$1,277	$1,346
Income taxes	1,555	251	211
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations related to equipment leases entered into during the year	$—	$—	$46
Acquisition of treasury stock through cashless exercise of stock options		213
Notes received (redeemed) for sale (repurchase) of common stock	(23)	1,187
Purchase of treasury stock by issuance of a note		409
Notes issued for acquisition of OSG product lines		3,135
Issuance of stock purchase warrants	7,904
Issuance of treasury stock for services provided in connection with the Chattanooga Group, Inc. acquisition	467

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Encore Orthopedics, Inc., a Delaware corporation and the primary operating subsidiary of Encore Medical Corporation (“Encore” or the “Company”), was converted on February 7, 2002, from a Delaware corporation to a Delaware limited partnership, Encore Medical, L.P. It has two partners, Encore Medical GP, Inc. (“EGP”) and Encore Medical Asset Corporation (“EMAC”), the general partner and limited partner, respectively. Both of these corporations are wholly owned subsidiaries of Encore. Prior to February 7, 2002, neither EGP nor EMAC had any operations. On March 1, 2002, Chattanooga Group, Inc. was merged into and with Encore Medical, L.P., Encore Medical, L.P. being the surviving entity. All of the assets, liabilities, operations and financial results of Encore Medical L.P., EGP and EMAC are consolidated in the financial statements of Encore.

Encore is a diversified orthopedic company that designs, manufactures, markets and distributes orthopedic devices and related products for the orthopedic industry. The Company’s products are used primarily by orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. The Company currently markets and distributes its products through three operating divisions: the Surgical Division, the orthopedic soft goods division (OSG Division) and the Chattanooga Group Division. Encore’s Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implant products. The OSG Division is a leading provider of orthopedic soft goods, which include non-surgical products that repair, regenerate and rehabilitate soft tissue and bone, and protect against injury. The Chattanooga Group markets its products across a majority of rehabilitation product segments offering a complete line of rehabilitation equipment.

Principles of Consolidation

The consolidated financial statements include the accounts of Encore and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash consists of deposits with financial institutions. Encore considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Inventories

Inventory value is stated at the lower of cost or market, with cost being average actual cost. Encore establishes reserves for such issues as slow moving or excess inventory, product obsolescence and valuation impairment. Encore’s inventory reserve policy is primarily based on the products and market practices. Each division determines the amount and timing of write-downs. For all divisions, Encore utilizes a specific identification methodology (product rationalization), which can occur whenever there is a change in strategy. In addition, sales performance is reviewed on at least a quarterly basis to determine the amounts that should be adjusted to the existing reserve. Reserves are monitored on a quarterly basis and adjustments are made as determined by the processes referred to above. These inventory items are primarily being disposed of by scrapping or donating to charitable organizations. See Note 4 for additional information.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to thirty-nine years. Leasehold improvements and assets subject to capital lease are amortized using the straight-line method over the terms of the leases or lives of the assets, if shorter. Maintenance and repairs are expensed as incurred. See Note 5 for additional information.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

Intangible Assets

Intangible assets consist of agency rights, transferable licenses, distribution networks, intellectual property and customer lists and are carried at cost less accumulated amortization. Amortization of intangibles is computed based on the straight-line method over periods ranging from two to forty years. On an ongoing basis, Encore reviews its intangible assets to determine if there has been any change in the useful life of an intangible asset or whether there has been impairment of these assets. See Note 6 for additional information.

Shipping and Handling Costs

Shipping and handling costs, which are not reimbursed by customers are included in selling, general and administrative expense. For the years ended December 31, 2002, 2001 and 2000 $2.3 million, $1 million and $0 of shipping and handling costs, respectively, were included in selling, general and administrative expenses. All remaining shipping and handling expenses, which are generally reimbursed by customers, are included as part of sales and cost of sales.

Revenue Recognition

The Surgical Division’s products are sold through a network of independent sales representatives in the U.S. and by distributors outside the U.S. Revenues from sales made by independent sales representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure (implanted into a patient) and a purchase order is received from the hospital. Revenues from sales to customers outside the U.S. are recorded when the product is shipped to the customer. The distributors, who sell the products to other customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay Encore within specified terms regardless of when they sell the products. In addition there is no price protection.

The OSG Division’s products are sold to distributors, retail outlets, and various medical and sports establishments. Sales are recorded at the time the product is shipped to the customer. Customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products, and have no price protection except for distributors who participate in our rebate program. Product returns are allowed only with prior approval by Encore and a reserve for estimated product returns is maintained based on actual historical experience. In addition, rebates are granted to distributors and a reserve is maintained for future rebate claims based on actual historical experience. The reserves for estimated product returns and rebate claims are a deduction from the sales recorded for each reporting period.

The Chattanooga Group products are sold to independent dealers who take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell the products, and have no price protection. The sales are recorded when the products are shipped to these dealers. Product returns are allowed only with prior approval by Encore and a reserve for estimated product returns is maintained based on actual historical experience. In addition, extended warranty contracts are sold (less than 1% of total revenue) and the warranty revenues are recognized over the life of the warranty period.

Encore must make estimates of potential future product returns and rebates related to current period product revenue. To do so, Encore’s management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of Encore’s products when evaluating the adequacy of the sales returns and other allowances. Significant management judgment must be used and estimates must be made in connection with establishing the sales returns, rebates and other allowances in any accounting period.

Warranty Costs

The Company provides warranties on certain of its products, principally within the Chattanooga Group Division. The warranty periods typically range from one to two years, and provide for customer return rights relative to defective product. At each reporting period, the Company estimates its warranty obligations based upon historical experience and known product issues, if any. The warranty accrual is recorded within the Company’s accrued expenses and at December 31, 2002 and 2001, approximated $402,000 and $0, respectively.

Advertising Costs

The Company expenses advertising costs as they are incurred. During 2002, 2001 and 2000, such costs approximated $1.2 million, $837,000, and $744,000, respectively.

Research and Development

Research and development expenses relate primarily to the technological development and enhancement of reconstructive,

trauma and spinal devices, as well as rehabilitation and OSG Products. Research and development costs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized.

Earnings (Loss) Per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, basic earnings (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of options, warrants, restricted stock or the conversion of the Series A Preferred Stock. Diluted earnings (loss) per share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. The number of common share equivalents outstanding is computed using the treasury stock method. As of December 31, 2002, Encore had 5,908,906 outstanding shares of common stock equivalents excluded as anti-dilutive. Because Encore incurred a net loss attributable to common stock for the years ended December 31, 2001 and 2000, the effect of 12,809,390 and 7,059,033 common stock equivalents, respectively, were excluded as anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of Encore’s financial instruments, including cash and cash equivalents, trade accounts receivable and payable, and long-term debt approximate fair values. Encore estimates the fair value of its long-term fixed rate debt based on Encore’s current borrowing rate for debt with similar maturities, terms and characteristics.

Acquisitions

On February 8, 2002, the Company acquired all of the issued and outstanding shares of capital stock of Chattanooga Group, Inc. The Company acquired stock for a total purchase price of $36.8 million. For financial reporting purposes, $13.5 million of the purchase price was allocated to acquired intangible assets having a weighted-average useful life of approximately 18 years. The intangible assets that make up that amount include technology-based assets of $1.8 million (12-year weighted average useful life) and customer-based assets of $5.3 million (20-year weighted average useful life), and marketing-based assets totaling $6.4 million (indefinite useful life). See Note 13 for additional information regarding the Chattanooga Group acquisition.

On July 2, 2001, the Company acquired Kimberly-Clark Corporation’s line of orthopedic soft goods, patient safety devices and pressure care products pursuant to an Asset Purchase Agreement dated July 2, 2001. The Company acquired fixed assets, inventory and intangible assets for a total purchase price of $8.8 million consisting of $5.7 million in cash and a promissory note in the amount of $3.1 million bearing interest at 8% per annum and payable over 24 months. For financial reporting purposes, $2.1 million of the purchase price was allocated to acquired intangible assets having a weighted-average useful life of approximately 9 years. The intangible assets that make up that amount include customer lists of $300,000 (2-year weighted-average useful life), transferable licenses of $1.6 million (17-year weighted-average useful life), and intellectual property of $0.2 million (15-year weighted-average useful life).

Stock-based compensation plans

The Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” (“SFAS 148”) as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Encore’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for under the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus 96-18 (EITF 96-18).

Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, Encore’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

		For the Year Ended December 31,
		2002	2001	2000
Net income (loss) attributable to common stock	As reported	$6	$(3,158)	$(3,263)

Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects		—	657	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(280)	(1,127)	(223)

Net loss attributable to common stock	Pro forma	(274)	(3,628)	(3,486)
Earnings (loss) per share
Basic:	As reported	0.00	(0.34)	(0.36)
	Pro forma	(0.03)	(0.39)	(0.39)

Diluted:	As reported	0.00	(0.34)	(0.36)
	Pro forma	(0.03)	(0.39)	(0.39)

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	86.0%	86.7%	65.0%
Risk-free interest rate	4.1%	4.4%	6.0%
Expected life	2–10 years	5–10 years	1–5 years

Comprehensive Income

The Company includes all changes in equity during a period except those resulting from investments by and distributions to owners as a component of other comprehensive income. For the years ended December 31, 2002, 2001 and 2000, there were no components of comprehensive income other than the net income (loss).

Reclassifications

Certain 2001 and 2000 amounts have been reclassified to conform with current year presentation.

2. Other charges

The components of other charges included in the Consolidated Statements of Operations are as follows (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
Impairment of intangibles	$—	$—	$700
Post retirement benefits for former employees	—	—	439
Provision for doubtful accounts	—	—	383
Legal settlement charges	—	535	—
Compensation expense associated with stock option exchange program	—	917	—
Other	—	171	479

Total	$—	$1,623	$2,001

In June 2001, in accordance with FIN 44, the Company recorded compensation expense of $917,000 related to the cancellation of certain outstanding options to purchase common stock in exchange for common shares of the Company. In June 2001, a former employee exercised options by selling some of the shares acquired by the exercise of previously granted stock options back to the Company in sufficient quantity to cover the exercise price and related tax liability. This cashless exercise of options generated compensation expense of $171,000. In June 2001, the Company reached a settlement with Medica Holding AG (“Medica”) related to a complaint filed by Medica associated with the Company’s sale of Series A Preferred Stock. The Company incurred two charges in connection with the settlement. The first charge of $125,000 relates to court ordered reimbursement of the plaintiff’s legal expenses that resulted in the filing of a supplement to the original proxy statement. The second charge of $410,000 represents a non-cash benefit provided to the Company by the primary Series A Preferred Stock stockholders that arose as a result of their purchase of Medica’s outstanding stock in the Company. Of the total charges of $1,623,000 only $544,000 represented a cash outlay by the Company.

During the fourth quarter of 2000, the Company recorded a charge of $700,000 related to the impairment of intangibles acquired in connection with a lawsuit settlement and concurrent distribution agreement reached with Wright Medical Technology, Inc. During the fourth quarter of 2000, the Company agreed to provide certain health insurance benefits to certain employees associated with their leaving the Company and recorded a charge of $439,000 related to these post-employment benefits. The Company also incurred charges of $479,000 principally related to the write-off of unsuccessful acquisition attempts.

3. Accounts Receivable

A summary of the activity in Encore’s allowance for doubtful accounts is presented below (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
Balance, beginning of year	$154	$339	$112
Provision for bad debt expense	134	136	234
Write-offs charged to allowance	—	(321)	(7)

Balance, end of year	$288	$154	$339

4. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2002	2001
Components and raw materials	$8,648	$6,323
Work in process	1,350	805
Finished goods	20,620	20,260

	30,618	27,388
Less – inventory reserves	(2,917)	(4,477)

	$27,701	$22,911

Certain of the Company’s inventory is held with its sales agents on consignment. At December 31, 2002 and 2001, the consigned inventory held by sales agents approximated $6.4 million and $5.2 million, respectively.

A summary of the activity in Encore’s inventory reserve for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
Balance, beginning of year	$4,477	$4,675	$771
Provision charged to cost of sales	1,313	2,315	4,292
Write-offs charged to reserve	(2,873)	(2,513)	(388)

Balance, end of year	$2,917	$4,477	$4,675

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2002	2001
Land	$1,164	$—
Buildings and improvements	3,832	683
Equipment	6,991	5,777
Furniture and fixtures	4,278	2,957
Surgical instrumentation	9,153	9,081

	25,418	18,498
Less—accumulated depreciation and amortization	(14,239)	(11,265)

	$11,179	$7,233

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2002, 2001 and 2000 was approximately $3,329,000, $2,135,000, and $2,143,000, respectively.

6. Intangible Assets

The Company adopted the non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) on January 1, 2002, which resulted in additional pre-tax earnings of $280,000 for the twelve months ended December 31, 2002, respectively. Encore has reviewed its goodwill and other intangible assets and has determined that at this time there has been no impairment of these assets that would require any impairment charge to be recorded in the consolidated financial statements of the Company. The following table provides comparative earnings and earnings per share information had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

	Twelve Months Ended December 31,
	2002	2001	2000
Reported net income (loss)	$6	$(3,158)	$(3,263)
Goodwill amortization	—	200	180

Adjusted net income (loss)	$6	$(2,958)	$(3,083)

BASIC EARNINGS PER SHARE:
As reported	$0.00	$(0.34)	$(0.36)
Goodwill amortization	—	0.02	0.02

Adjusted	$0.00	$(0.32)	$(0.34)

DILUTED EARNINGS PER SHARE:
As reported	$0.00	$(0.34)	$(0.36)
Goodwill amortization	—	0.02	0.02

Adjusted	$0.00	$(0.32)	$(0.34)

Intangibles consisted of the following (in thousands) as of December 31, 2002:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net
Amortized Intangible Assets:
Technology-based	$2,977	$(746)	$2,231
Marketing-based	952	(76)	876
Customer-based	7,049	(1,472)	5,577

Amortizable Intangibles	$10,978	$(2,294)	$8,684

Unamortized Intangible Assets:
Trademarks			$6,420

Total Unamortized Intangibles			$6,420

Total Intangible Assets			$15,104

The Company’s amortizable assets will continue to be amortized over their remaining useful lives ranging from 1 to 40 years.

Intangibles consisted of the following (in thousands) as of December 31, 2001:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net
Amortized Intangible Assets:
Technology-based	$1,074	$(367)	$707
Marketing-based	950	(25)	925
Customer-based	1,778	(788)	990

Amortizable Intangibles	$3,802	$(1,180)	$2,622

Total Intangible Assets			$2,622

Aggregate amortization expense for the years ended December 31, 2002, 2001, and 2000 was $1,113,000 and $764,000, and $663,000 respectively.

Estimated amortization expense for the next five years is as follows (in thousands):

For year ended December 31, 2003	$1,000
For year ended December 31, 2004	$700
For year ended December 31, 2005	$600
For year ended December 31, 2006	$500
For year ended December 31, 2007	$500

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2002	2001
Accrued wages and related expenses	$1,461	$640
Accrued commissions	1,878	1,523
Accrued royalties	252	235
Accrued warranties	402	—
Accrued taxes	498	911
Accrued professional fees	328	—
Other accrued liabilities	513	46

	$5,332	$3,355

8. Long-Term Debt and Leases

Long-Term Debt

Long-term debt (including capital lease obligations) consists of the following (in thousands):

	December 31,
	2002	2001

$30,000 credit facility from a financial institution consisting of two term loans and a revolving line of credit; interest at the institution’s base rate or LIBOR rate plus an applicable margin based upon the type of loan and the ratio of debt to EBITDA (as defined in the Credit Agreement); the term loans are payable monthly through February 2005 and September 2003; the line of credit is due February 2005; collateralized by all assets of Encore; commitment fee of 0.5% of unused line balance; additional available borrowings at December 31, 2002 of $5,049 based upon the current Borrowing Base as defined in the Credit Agreement; interest rate of 4.28% at December 31, 2002.

	$15,507	$—
$24,000 senior subordinated notes payable to a financial institution in connection with the acquisition of Chattanooga Group, Inc.; interest at the greater of 13% or the prime rate plus 4% (subject to a maximum cap of 15%), plus payment in kind interest of 2.75%; payable monthly; due February 2007; collateralized by a second lien on all assets of Encore; less unamortized deferred charges of $5,429; interest rate of 13% at December 31, 2002.	19,177	—
$10,500 revolving credit facility from a financial institution; interest at the lesser of the institution’s base rate plus 1.5% or LIBOR plus 2.75% (5.5% at December 31, 2001), payable monthly; collateralized by all assets of Encore Orthopedics, Inc. and guaranteed by Encore. Repaid on February 8, 2002.	—	6,572
8% unsecured note payable to a corporation in connection with the OSG Division acquisition, payable in monthly installments of $130 through July 1, 2003.	914	2,482
6.5% unsecured note payable to a former employee in connection with a stock purchase agreement payable in bi-weekly installments of $5 through January 23, 2004.	156	291
8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 31, 2005.	1,809	2,240
9.5% note payable to a corporation, payable in quarterly installments of $231 plus interest through September 30, 2002, secured by inventory purchased in connection with this note.	—	925
Capital lease obligations, collateralized by related equipment	172	316

	37,735	12,826
Less – current portion	(3,606)	(9,975)

	$34,129	$2,851

The debt agreements related to the $30,000,000 credit facility (the “Credit Agreement”) and the $24,000,000 senior subordinated notes payable (the “Note Agreement”) contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreements. As of

December 31, 2002, the Company is in compliance with all debt covenants and warranties. Encore obtained a waiver in the first and third quarters of 2002 of its minimum EBITDA debt covenant under each of the Credit Agreement and Note Agreement and was in compliance with all other debt covenants and warranties.

Pursuant to the terms of the senior subordinated notes payable, the Company issued a warrant to the lender, pursuant to which the lender has the right to acquire for a period of five years up to an aggregate of 2,198,614 shares of the Company’s Common Stock (the “Warrants”). Further, under the terms of the Note Agreement, if the Company fails to generate certain amounts of adjusted earnings before interest, taxes, depreciation and amortization ($16,500,000 for the period commencing March 31, 2002 and ending on March 29, 2003), the Company would have the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6,000,000 of the aggregate principal under the Note Agreement. If the Company exercises this right, then a pro-rata portion of the Warrants (the “Conveyed Warrants”) will be conveyed by the lender to three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the “Galen Entities”). In the event the Company has the right to prepay but does not choose to exercise this right, then the Galen Entities will purchase the amount of notes that the Company has the right to prepay. In the event the Galen Entities purchase any notes from the lender, then upon such purchase, (a) those notes will automatically convert into additional shares of Series A Preferred Stock at a conversion price equal to the lower of (i) $150 per share or (ii) 50 times the greater of $1 or the trailing ten-day average closing price of the Company’s common stock on the date of conversion and (b) a pro-rata portion of the Warrants will also be conveyed by the lender to the Galen Entities.

The Galen Entities and the lender have entered into an agreement (the “Agreement”) to evidence certain of the foregoing obligations. As an inducement for the Galen Entities to enter into the Agreement, the Company granted the Galen Entities options (the “Option”) dated as of February 8, 2002 to acquire up to the number of shares of Common Stock which have a value equal to $6,000,000, at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of the Common Stock on the date of exercise. The Option was valued at $1.3 million, which was determined by an independent third party valuation performed using the Black-Scholes option pricing model as well as a simulation analysis to determine the likelihood that the Option would be exercised. Significant assumptions used included the closing price of Encore’s common stock as of the valuation date, the volatility of Encore stock, the risk-free interest rate on the one-year Treasury note, the exercise price, and the time to expiration of the option. If the Galen Entities choose to exercise the Option, then any Conveyed Warrants will automatically be terminated. Conversely, if the Galen Entities choose to exercise any Conveyed Warrants, then the Option will automatically be terminated. The Option will otherwise automatically terminate on the earlier of (i) the 30th day following the date the Galen Entities are no longer obligated to purchase any notes under the Agreement, (ii) the date the Galen Entities acquire any senior subordinated notes, or (iii) August 15, 2003.

The Warrants and Option were valued at $6,596,000 and $1,308,000, respectively. The value of the Warrant is recorded as a reduction of long-term debt on the balance sheet and is being amortized to interest expense over the term of the Note Agreement (five years). The value of the Option is recorded as an other asset on the balance sheet and is being amortized to interest expense over the life of the Option (eighteen months). During the twelve months ended December 31, 2002, amortization expense relating to the Warrants and Option was $1,167,000 and $772,000, respectively.

Encore’s current forecast shows that Encore will not generate sufficient amounts of earnings before interest, taxes, depreciation and amortization to avoid having to prepay without penalty $6,000,000 aggregate principal amount of the Senior Subordinated Notes. Should the Company be required to repay such amounts, the Company anticipates raising the necessary capital to do so through additional debt or equity offerings or, as discussed above, the Galen Entities will purchase the amount of notes in exchange for shares of the Company’s Series A Preferred Stock.

At December 31, 2002, the aggregate amount of annual principal maturities of long-term debt is as follows (in thousands):

Year Ended December 31,
2003	$3,779
2004	2,170
2005	12,609
2006	—
2007	19,177

$37,735

Leases

The Company leases building space, manufacturing facilities and equipment under non-cancelable lease agreements that expire at various dates. At December 31, 2002, future minimum lease payments are as follows (in thousands):

	Capital Leases	Operating Leases
Year Ending December 31,
2003	$133	$775
2004	44	687
2005	5	636
2006	1	617
2007 and thereafter	—	152

Total minimum lease payments	183	$2,867

Less – amounts representing interest at rates ranging from 7% to 10%	(11)

Net minimum lease payments	172
Less – current portion of obligations under capital leases	(125)

	$47

Rental expense under operating leases totaled approximately $1,106,000, $869,000, and $733,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Leased equipment and furniture and fixtures under capital leases, included in property and equipment in the accompanying consolidated financial statements, is as follows (in thousands):

	December 31,
	2002	2001
Equipment	$875	$1,054
Furniture and fixtures	45	664
Less – accumulated amortization	(604)	(1,115)

	$316	$603

9. Capital Stock

Preferred Stock

Preferred stock may be issued at the discretion of the Board of Directors (the “Board”) of Encore with such designation, rights and preferences as the Board may determine from time to time. The preferred stock may have dividend, liquidation, conversion, voting or other rights that may be more expansive than the rights of the holders of the common stock. At December 31, 2002, Encore has 1,000,000 shares of authorized preferred stock, of which 255,000 shares have been designated Series A Preferred Stock.

On June 12, 2001, the Company issued 132,353 shares of Series A Preferred Stock for net proceeds of approximately $12.8 million (the “Series A Offering”). The 132,353 shares of Series A Preferred Stock are immediately convertible into 13,235,300 shares of the Company’s common stock. The holders of the Series A Preferred Stock have the right to designate up to two individuals to serve on the Company’s Board of Directors. Each share of Series A Preferred Stock is entitled, for all matters except the election of directors, to one vote for each share of Common Stock into which such share of Series A Preferred Stock is then convertible. Shares of Series A Preferred Stock bear non-cumulative dividends at a rate of 8% per annum if declared by the Company. The holders of Series A Preferred Stock are entitled to certain other rights that are more expansive than the rights of the holders of common stock which are detailed in the Amended and Restated Series A Preferred Stock Purchase Agreement dated as of May 3, 2001. In connection with the issuance of Series A Preferred Stock in June 2001, because the stock is immediately convertible into common stock of Encore at the holder’s option at a conversion price of $1.02 per share, which was below the per share closing price of the Company’s common stock on the date of the issuance of the Series A Preferred Stock, Encore recorded a charge to net income available to common stockholders of $3,706,000 representing the fair value of the beneficial conversion feature of the Series A Preferred Stock. Because the Company did not have retained earnings at the date the Series A Preferred Stock was issued from which to record the beneficial conversion feature, no amounts were removed from retained earnings to additional paid-in capital.

During 2001, the Emerging Issues Task Force issued Topic D-98 “Classification and Measurement of Redeemable Securities” (“D-98”), which provided clarification regarding the appropriate classification of preferred stock which contain redemption provisions outside of the issuer’s control. Upon the Company’s review of D-98 and the provisions of its Series A Preferred Stock, the Company determined that classification of the Series A Preferred Stock as permanent equity was appropriate. During the second and third quarters of 2001, the Series A Preferred Stock had been presented as temporary equity.

Stock Option Plans

Encore has seven stock option plans. All options granted under the plans are exercisable for common stock in Encore as described below. Encore has recorded deferred compensation for the fair value of grants made to individuals other than employees prior to July 20, 2000 and is amortizing such amount to expense over the contract period for the options. In accordance with EITF Topic D-90, subsequent to July 20, 2000, deferred compensation is no longer recorded for grants made to individuals other than employees at the date of grant, but rather, those equity instruments should be treated as unissued for accounting purposes until the future services are received. Non-employee stock compensation expense was approximately $265,000, $138,000, and $142,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which is included in selling, general, and administrative expenses on the consolidated statement of operations.

The 1996 Incentive Stock Plan provides for the grant of a variety of equity related awards, including, but not limited to, incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, to key employees of Encore and its subsidiaries. The 1997 Distributor Advisory Panel Stock Option Plan provides for the grant of stock options to those persons or entities that are sales representatives and distributors of Encore and its subsidiaries’ products. The 1997 Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those surgeons who are serving as members of Encore or its subsidiaries’ surgeon advisory panel. The 2000 Non-Employee Director Stock Option Plan provides for the grant of options to non-employee directors of Encore.

In addition, Encore has three stock option plans under which Encore is no longer issuing new options but which, nevertheless, have outstanding options. The 1992 Stock Option Plan provided for the grant of both incentive and non-qualified stock options to directors, employees and certain other persons affiliated with Encore. The 1993 Distributor Stock Option Plan provided for the grant of stock options to those who were sales representatives and distributors of Encore’s products, and the 1993 Surgeon Advisory Panel Stock Option Plan provided for the grant of stock options to those who were serving as members of Encore’s surgeon advisory panel.

The stock options granted under all of these plans are generally granted at or in excess of fair market value on the date of grant, vest ratably over a predefined period, and expire no more than 10 years from the date of grant. At December 31, 2002, Encore had reserved a total of 5,301,642 shares of common stock for the plans.

See Note 1 for additional information.

A summary of the activity in Encore’s stock option plans is presented below:

	Year ended December 31,
	2002		2001		2000
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Employee Options
Outstanding, beginning of year	850,927	$2.31	3,343,934	$2.10	3,234,539	$2.26
Granted-
At market	483,500	3.12	88,105	1.75	448,900	1.93
Exercised	(115,361)	1.08	(577,934)	0.83	(8,692)	1.62
Canceled	(141,124)	3.82	(2,003,178)	2.34	(330,813)	3.04

Outstanding, end of year	1,077,942	2.45	850,927	2.31	3,343,934	2.10

Options exercisable at year end	572,992		751,927		2,793,984
Weighted-average fair value of options granted during the year-
At market		$3.12		$1.73		$2.33
Other Than Employee Options
Outstanding, beginning of year	737,407	$3.58	613,790	$3.85	793,803	$4.17

	Year ended December 31,
	2002		2001		2000
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Granted-
At market	199,513	4.42	75,000	1.20	—	—
Above market	—	—	125,000	1.81	20,000	3.07
Exercised	(53,302)	1.13	—	—	—	—
Canceled	(20,133)	4.33	(76,383)	3.95	(200,013)	5.05

Outstanding, end of year	863,485	3.75	737,407	3.58	613,790	3.85

Options exercisable at year end	758,485		581,782		553,098
Weighted-average fair value of options granted during the year-
At market		$4.41		$1.19		$—
Above market		—		2.22		2.56

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life	Weighted-Average Price	Number	Weighted-Average Price
		(Years)
$0.56 to $1.90	401,572	4.59	$1.52	347,822	$1.54
$2.00 to $3.95	1,089,435	6.00	2.92	533,235	2.79
$4.10 to $4.91	170,000	2.06	4.39	170,000	4.39
$5.00 or more	280,420	2.04	5.49	280,420	5.49

	1,941,427			1,331,477

Warrants

Healthcare Acquisition Corporation (“HCAC”), the predecessor to Encore issued 3,850,000 warrants (the “$5 warrants”) in connection with a public offering in March 1996. These warrants had an exercise price of $5.00 per share and were convertible into one share of common stock for each warrant. Encore did not repurchase any $5 warrants in either 2002 or 2001. Encore had 3,536,700 $5 warrants outstanding at December 31, 2002. All of these $5 warrants expired on March 8, 2003.

Treasury Stock

Encore began acquiring shares of its common stock and $5 warrants in connection with a stock repurchase program announced in January 1998. That program authorized Encore to purchase up to one million common shares or $5 warrants from time to time on the open market or pursuant to negotiated transactions at price levels Encore deemed attractive. Encore purchased 43,500 shares for $120,000 and no $5 warrants in 2000. Encore did not purchase any common stock or $5 warrants under this program in 2001 or 2002. The purpose of the stock and warrant repurchase program was to help Encore achieve its long-term goal of enhancing stockholder value.

In 2001, the Company acquired 180,000 shares of common stock of the Company from an entity related to the former Chairman of the Board of Encore (see note 15) and approximately 133,000 shares of common stock resulting from a cashless exercise of stock options from a former employee.

Issuance of Common Stock for Recourse Notes Payable

In June 2001, the Company sold approximately 1.2 million shares of common stock at $1.02 per share to certain executives of the Company. In exchange for the common stock, the Company accepted promissory notes from the employees totaling $1,187,000, which bear interest at 8% per annum. The promissory notes are collateralized by the 1.2 million shares of common stock and are full recourse to the assets of the executives. The notes have been recorded as notes receivable in the consolidated Statements of Changes in Stockholders’ Equity. Due to the termination of employment of certain of these executives during 2002, 22,222 shares of common stock were repurchased by the Company at a price of $1.02 per share pursuant to the restricted stock agreements and the related promissory notes were reduced accordingly.

10. Segment Information

Encore has three reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Encore’s reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The Surgical Division sells reconstructive products including knee, hip, shoulder and spinal implants and trauma-related products. The OSG Division sells knee, shoulder, ankle and wrist braces; neoprene supports; slings; cervical collars; immobilizers for various joints in the body; pressure care products and patient safety devices. The Chattanooga Group Division sells electrotherapy units, therapeutic ultrasound equipment, continuous passive motion devices, therapy tables, along with heating and chilling units and other rehabilitation products.

Information regarding business segments is as follows (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
Sales:
Surgical Division	$31,889	$33,759	$30,028
OSG Division	17,457	8,857	—
Chattanooga Group Division	46,145	—	—

Consolidated net sales	$95,491	$42,616	$30,028

Gross margin:
Surgical Division	$21,998	$21,841	$15,045
OSG Division	5,392	2,923	—
Chattanooga Group	18,650	—	—

Consolidated gross margin	$46,040	$24,764	$15,045

Encore allocates resources and evaluates the performance of segments based on gross margin and therefore has not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. Encore does not allocate assets to reportable segments because certain of Encore’s property and equipment are shared by all segments of Encore.

During the three years ended December 31, 2002, the Company’s international sales were primarily to a few foreign distributors, two of which in the aggregate have accounted for approximately 8%, 18%, and 28%, respectively, of total Company sales during such periods. Following are the Company’s international sales by geographic area (in thousands) and the percentage of total Company sales generated by two distributors:

	For the Year Ended December 31,
	2002	2001	2000
Net Sales:
United States	$85,780	$33,651	$19,605
Europe, Middle East, & Africa	3,139	3,984	5,521
Asia Pacific	4,522	4,690	4,902
Other	2,050	291	—

	$95,491	$42,616	$30,028

Distributor A	1%	9%	14%
Distributor B	7%	9%	14%

11. Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
Current income taxes:
Federal	$79	$946	$(437)
State	(2)	55	—
Deferred income taxes:
Federal	359	(769)	(1,205)
State	(124)	(15)	(147)

	$312	$217	$(1,789)

The difference between the tax expense (benefit) derived by applying the Federal statutory income tax rate to net income (loss) and the expense (benefit) recognized in the consolidated financial statements is as follows (in thousands):

	For the Year Ended
	December 31,
	2002	2001	2000
Expense (benefit) derived by applying the Federal statutory income tax rate to income (loss) before income taxes	$108	$260	$(1,718)
Add (deduct) the effect of –
State tax provision	(83)	27	(97)
Nondeductible warrant amortization	217
Benefit from FSC utilization	—	(45)	(17)
Credit for increasing research activities	(13)	—	(7)
Permanent differences and other, net	83	(25)	50

	$312	$217	$(1,789)

The nondeductible warrant amortization in 2002 results from the different values ascribed to the CapitalSource Warrants (see Note 8) for book and tax purposes. The Company’s permanent differences and other consist primarily of nondeductible expenses for tax purposes and additional tax deductions allowable for inventory donations.

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001
Current deferred tax assets (liabilities):
Contribution carryforward	$307	$-
AMT and other credits	12	242
Inventory and other reserves	1,663	1,666
Accrued compensation	159	491
Other	30	62

Gross deferred tax assets	2,171	2,461
Noncurrent deferred tax assets (liabilities):
Basis of property and equipment	(953)	(407)
Basis of intangible assets	(4,487)	228
Accrued compensation	489	154
Contribution carryforward	420	—

Gross deferred tax liabilities	(4,531)	(25)

Net deferred tax assets (liabilities)	$(2,360)	$2,436

In connection with the acquisition of Chattanooga Group, Inc. (see note 13), the Company assumed net deferred tax liabilities of approximately $4.6 million, which consisted principally of the differences for book and tax purposes of the acquired intangible assets.

At December 31, 2002 the Company maintains a charitable contribution carryforward of approximately $2.1 million. The carryforward is subject to certain limitations and expires at various dates commencing in 2006.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon Encore attaining future taxable income during the periods in which those temporary differences become deductible. Based upon management’s projections of future taxable income and the periods and manner in which Encore’s deferred tax assets will be available, management estimates that it is more likely than not that all of Encore’s deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance at December 31, 2002 and 2001.

12. Earnings Per Share

Following is a reconciliation of the basic and diluted per share computations (in thousands, except for per share amounts):

	For the Year Ended December 31,
	2002	2001	2000
Net income (loss)	$6	$548	$(3,263)
Beneficial conversion feature related to Series A Preferred Stock	—	(3,706)	—

Net income (loss) attributable to common stock	$6	$(3,158)	$(3,263)

Shares used in computing basic earnings (loss) per share	10,429	9,355	8,990
Common stock equivalents	2,813	—	—
Preferred stock	13,235	—	—

Shares used in computing diluted earnings per share	26,477	9,355	8,990

Earnings (loss) per share
Basic	$0.00	$(0.34)	$(0.36)

Diluted	$0.00	$(0.34)	$(0.36)

Options and warrants to purchase 2,372,206 and 3,536,700 shares of common stock, respectively, were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the exercise of such options and warrants would be anti-dilutive. For the years ended December 31, 2001 and 2000, the effect of 12,809,390 and 7,059,033 common stock equivalents, respectively, were excluded as anti-dilutive.

13. Acquisition of Chattanooga Group, Inc.

On February 8, 2002, Encore acquired all of the issued and outstanding shares of capital stock of Chattanooga Group, Inc. (“Chattanooga”) pursuant to a Stock Purchase Agreement for a cash purchase price of $35.1 million. In order to finance this acquisition, Encore entered into the Credit Agreement with Bank of America, N.A. for maximum borrowings up to $30 million, subject to limitations based upon the Company’s Borrowing Base, as defined therein, and the Note Agreement with CapitalSource Finance LLC for $24 million.

The total purchase price paid for Chattanooga approximating $36.8 million, including cash payments of $35.1 million and acquisition costs of $1.7 million, was allocated as follows based upon the fair value of the assets acquired and liabilities assumed (in thousands):

Current assets	$19,092
Tangible and other non current assets	5,871
Liabilities assumed	(16,431)
Identifiable intangible assets	13,520
Goodwill	14,724

$36,776

None of the acquired goodwill is expected to be tax deductible. The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable (in thousands):

Asset class	Fair value	Wtd. Avg. Useful life
Technology-based	$ 1,830	12 years
Marketing-based	6,420	Indefinite
Customer-based	5,270	20 years
Goodwill	14,724	Indefinite

	$28,244

In connection with this acquisition and financing, Encore repaid the outstanding balances of certain Chattanooga debt totaling approximately $5 million. Encore also repaid all amounts outstanding under its current revolving credit facility, which approximated $6.6 million, with proceeds from a similar revolving credit facility as part of the Credit Agreement.

The results of Chattanooga have been included within the consolidated statement of operations since the date of acquisition, February 8, 2002.

The following pro forma information presents results of operations of Encore as if the acquisition of Chattanooga occurred as of January 1 of the respective year. Although prepared on a basis consistent with Encore’s consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results (in thousands, except for share and per share data):

	Unaudited Twelve Months Ended
	December 31, 2002	December 31, 2001
Sales	$101,447	$91,929
Income (loss) before income taxes	181	(1,346)
Net income (loss)	118	(875)
Beneficial conversion feature (“BCF”) related to Series A Preferred Stock	—	(3,706)
Net income (loss) attributable to common stock	$118	$(4,581)
Basic earnings per share	$0.01	$(0.49)
Shares used in computing basic earnings per share	10,429	9,355
Diluted earnings per share	$0.00	$(0.49)
Shares used in computing diluted earnings per share	26,477	9,355

14. Unaudited Quarterly Consolidated Financial Data

(in thousands, except for per share amounts)

	Three Months Ended
	Mar 30, 2002	Jun 29, 2002	Sep 28, 2002	Dec 31, 2002
Net sales	$19,308	$25,519	$24,474	$26,190
Gross profit	$9,690	$11,648	$11,571	$13,131
Operating income (loss)	$748	$2,025	$2,083	$2,237
Net income (loss)	$35	$(154)	$120	$5
Basic earnings (loss) per share	$0.00	$(0.02)	$0.01	$0.00
Weighted average shares – basic	10,018	10,244	10,377	10,476
Diluted earnings (loss) per share	$0.00	$(0.02)	$0.00	$0.00
Weighted average shares – diluted	25,755	10,244	26,654	26,622

	Three Months Ended
	Mar 31, 2001	Jun 30, 2001	Sep 29, 2001	Dec 31, 2001
Net sales	$8,694	$8,399	$13,222	$12,301
Gross profit	$5,484	$5,450	$6,963	$6,867
Operating income (loss)	$619	$(730)	$1,386	$269
Net income (loss)	$228	$(607)	$746	$181
Beneficial conversion feature related to Series A Preferred Stock	—	$(3,706)	—	—
Net income (loss) attributable to common stockholders	$228	$(4,313)	$746	$181
Basic earnings (loss) per share	$0.03	$(0.47)	$0.08	$0.02
Weighted average shares – basic	8,893	9,189	9,541	9,769
Diluted earnings (loss) per share	$0.02	$(0.47)	$0.03	$0.01
Weighted average shares – diluted	9,362	9,189	24,193	24,165

15. Related Party Transactions

On February 1, 2001, Encore purchased from an entity related to Nick Cindrich, the former Chairman of the Board of Encore, 180,000 shares of common stock of the Company. These shares were purchased at a price approximately equal to the then current trading price of the stock on NASDAQ. The consideration for these shares was given in the form of a promissory note with an original principal amount of $409,000, bearing interest at 6.5%, payable bi-weekly over a three-year period. Simultaneously with this transaction, the former entity and the Chairman of the Board agreed to relinquish 109,767 options to purchase common stock in the Company that were in their possession. The exercise prices of these options ranged from $1.69 to $5.16.

During 2002, Encore paid Galen Associates, an affiliate of the Galen Entities, $200,000 (paid with 63,492 shares of common stock based on a fair market value of $3.15) under a Financial Advisory Agreement for various consulting services provided to the Company in connection with the acquisition of Chattanooga Group, Inc.

16. Legal Proceedings

In the fall of 2001, Encore began a number of legal proceedings against Akthea S.A.R.L. (“Akthea”), its former distributor in France. The nature of the claims revolve around monies that were not paid to Encore by Akthea in connection with the distribution agreement and lease agreement that were entered into by the parties. The cases by Encore were filed in both United States District Court in Texas related to the lease agreement issues, and with the International Chamber of Commerce Arbitration Panel in London related to the distribution agreement issues. On February 25, 2002, Encore was awarded a judgment against Akthea in connection with the United States District Court case in the amount of $377,000. The International Chamber of Commerce Arbitration case has held several hearings and has issued a preliminary ruling in favor of Encore on issues relating to amounts owed due to Akthea’s breach of payment provisions of the distribution agreement. Additional hearings are scheduled on issues related to additional breaches by Akthea under the distribution agreement. In partial response to these actions, Akthea has brought suit against Encore, along with Endo Plus France S.A.R.L., Plus Endoprothetik AG and Plus Endoprothetik GmbH (collectively, “Plus”), in Commercial Court located in Nanterre, France, alleging, as best as can be determined, that the defendants have conspired to introduce into commerce in France, implants which combine the products of Encore and Plus and hence have caused a risk of injury to the French public, as well as have violated the exclusivity provisions of the distribution agreement between Encore and Akthea. Encore is vigorously challenging the facts, conclusions and jurisdiction of the French case and this case has been stayed until such time as the International Chamber of Commerce Arbitration case is resolved. The Company believes it has meritorious defenses against any claims against it stemming from the Akthea litigation. As such, no amounts have been accrued as of December 31, 2002 relating to the Akthea case as any potential losses are not deemed probable or reasonably estimable.

Chattanooga is the subject of a Department of Commerce (“DOC”) investigation of its export practices with respect to (i) unlawfully trading with an embargoed country, and (ii) unlawfully preparing export documentation. To the extent that there are monetary fines or legal expenses, the sellers of the stock of Chattanooga have agreed to indemnify the Company to the extent that such fines or expenses are greater than the amount that was accrued on the financial statements of Chattanooga as of the date of the acquisition. There has been no known activity by the DOC on this case during 2002.

17. Commitments and Contingencies

As of December 31, 2002, Encore had entered into purchase commitments for inventory, capital acquisitions and other services totaling approximately $2.3 million in the ordinary course of business.

The manufacturing and marketing of orthopedic medical products entails risk of product liability. From time to time Encore has been subject to product liability claims. In the future, the Company may again be subject to additional product liability claims, which may have a negative impact on its business. The Company currently carries product liability insurance in an amount of $20 million, a level which it considers adequate.

18. Employee Benefit Plans

Encore has a qualified defined contribution plan, which allows for voluntary pre-tax contributions by employees. Encore pays all general and administrative expenses of the plan and may make contributions to the plan. Encore made matching contributions of approximately $354,000, $264,000, and $273,000 to the plan in 2002, 2001 and 2000, respectively, based on 50% of the first 6% of employee contributions in 2002 and 100% of the first 6% of employee contributions in 2001 and 2000. Encore provides certain medical expense coverage to certain former executives. During 2000, Encore recorded a charge of $439,000 for estimated liabilities related to these post employment benefits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption “Election of Directors” contained in Encore’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 2003 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sub-captions “Directors Continuing in Office” and “Executive Compensation” contained in Encore’s Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership” contained in Encore’s Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the sub-caption “Certain Transactions” contained in Encore’s Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer and the Chief Financial Officer of the Company, with the assistance of other members of the Company’s management, have evaluated the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. Since the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

The financial statements filed as part of this report are listed under Item 8.

(b)	Reports on Form 8-K

None.

(c)	Exhibits:

Exhibit No.	Description
2

Agreement and Plan of Merger dated as of November 12, 1996, by and among Healthcare Acquisition Corp. (“HCAC”), Healthcare Acquisition, Inc. and Encore Orthopedics, Inc., as amended by an Amendment dated February 14, 1997(3)

3.1	Certificate of Incorporation of HCAC.(1)
3.2	Amendment to the Certificate of Incorporation of HCAC(3)
3.3	Bylaws of HCAC(1)
3.4	Certificate of Designations, Preferences and Limitations of Series A Preferred Stock of Encore Medical Corporation dated June 5, 2001(9)
3.5	Certificate of Amendment to the Certificate of Incorporation of Encore Medical Corporation(10)
3.6	Amendment to Certificate of Designations, Preferences and Limitations of Series A Preferred Stock of Encore Medical Corporation dated February 8, 2002 (10)
4.1	Form of HCAC Common Stock Certificate(2)
4.2	Form of Encore Medical Corporation Common Stock Certificates(5)
4.3	Investors’ Rights Agreement between Encore and the Initiating Holders dated June 12, 2001(9)
4.4	Investors’ Rights Agreement between Encore and CapitalSource Holdings LLC dated February 8, 2002(8)
4.5	Amendment No. 1 to Investors’ Rights Agreement between Encore and the Initiating Holders dated February 8, 2002(8)
4.6	Warrant issued by Encore to CapitalSource Holdings LLC dated February 8, 2002(8)
10.1	Encore Medical Corporation 1996 Incentive Stock Plan(3)
10.2	Amended and Restated Series A Preferred Stock Purchase Agreement among Encore and the Purchasers named on Annex 1, dated May 3, 2001(6)
10.3	Employment Agreement between Encore Medical Corporation and Jack Cahill dated June 12, 2001(10)
10.4	Employment Agreement between Encore Medical Corporation and August Faske dated June 12, 2001(10)
10.5	Employment Agreement between Encore Medical Corporation and Kenneth W. Davidson dated June 12, 2001 (10)
10.6	Employment Agreement between Encore Medical Corporation and Craig L. Smith dated June 12, 2001 (10)
10.7	Employment Agreement between Encore Medical Corporation and Harry L. Zimmerman dated June 12, 2001 (10)
10.8	Restricted Stock Agreement between Encore Medical Corporation and Jack Cahill dated June 12, 2001 (10)
10.9	Restricted Stock Agreement between Encore Medical Corporation and August Faske dated June 12, 2001 (10)
10.10	Restricted Stock Agreement between Encore Medical Corporation and Kenneth W. Davidson dated June 12, 2001 (10)
10.11	Restricted Stock Agreement between Encore Medical Corporation and Craig L. Smith dated June 12, 2001 (10)
10.12	Restricted Stock Agreement between Encore Medical Corporation and Harry L. Zimmerman dated June 12, 2001 (10)
10.13	Restricted Stock Agreement between Encore Medical Corporation and Kathy Wiederkehr dated June 12, 2001 (10)

Exhibit No.	Description
10.14	Asset Purchase Agreement among Encore Medical Corporation, Tecnol, Inc., Kimberly-Clark Corporation, and Kimberly-Clark Worldwide, Inc.(7)
10.15	Stock Purchase Agreement among Encore Medical Corporation and the Sellers of Chattanooga Group, Inc. dated November 23, 2001(8)
10.16

Credit Agreement among Encore Medical Corporation and its Subsidiaries, Bank of America, National Association as Agent and the Financial Institutions named therein as Lenders, dated February 8, 2002(8)

10.17	Revolving Loan Note and Term Notes A and B by Encore Medical Corporation and its subsidiaries dated February 8, 2002(8)
10.18	Note and Equity Purchase Agreement between Encore Medical Corporation and its subsidiaries and CapitalSource Finance LLC dated February 8, 2002(8)
10.19	Four Senior Subordinated Notes by Encore Medical Corporation and its subsidiaries dated February 8, 2002(8)
10.20

First Amendment and Waiver between Encore Medical Corporation and its Subsidiaries, Bank of America, National Association as Agent and the Financial Institutions named therein as Lenders, dated May 7, 2002 (11)

10.21

Second Amendment between Encore Medical Corporation and its Subsidiaries, Bank of America, National Association as Agent and the Financial Institutions named therein as Lenders, dated May 30, 2002 (11)

10.22	First Amendment to Note and Equity Purchase Agreement between Encore Medical Corporation and its subsidiaries and CapitalSource Finance LLC dated May 7, 2002 (11)
10.23	Employment Agreement between Encore Medical Corporation and Paul Chapman dated February 8, 2002(11)
21	Schedule of Subsidiaries of Encore Medical Corporation
23.1	KPMG LLP Consent
23.2	PricewaterhouseCoopers LLP Consent
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Filed as an exhibit to Amendment No. 1 to HCAC’s Registration Statement on Form S-1 (33-92854) filed with the SEC on July 14, 1995
(2)	Filed as an exhibit to Amendment No. 2 to HCAC’s Registration Statement on Form S-1 (33-92854) filed with the SEC on February 20, 1996
(3)	Filed as an exhibit to HCAC’s Registration Statement on Form S-4 (333-22053) filed with the SEC on February 19, 1997
(4)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on May 30, 1997
(5)	Filed as an exhibit to Encore’s Form 10-K filed with the SEC on March 30, 1998
(6)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on June 28, 2001
(7)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on July 17, 2001
(8)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on February 25, 2002
(9)	Filed as an exhibit to Encore’s Definitive 14A filed with the SEC on May 9, 2001
(10)	Filed as an exhibit to Encore’s Form 10-K filed with the SEC on March 29, 2002
(11)	Filed as an exhibit to Encore’s Form 10-K filed with the SEC on March 28, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE MEDICAL CORPORATION

March 28, 2003	By:	/s/ Kenneth W. Davidson
Date		Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer

March 28, 2003	By:	/s/ August Faske
Date		August Faske, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2003	By:	/s/ Jay M. Haft
Date		Jay M. Haft, Director

March 26, 2003	By:	/s/ Joel Kanter
Date		Joel Kanter, Director

March 26, 2003	By:	/s/ John Abeles
Date		John Abeles, Director

March 28, 2003	By:	/s/ Nick Cindrich
Date		Nick Cindrich, Director

March 27, 2003	By:	/s/ Richard Martin
Date		Richard Martin, Director

March 26, 2003	By:	/s/ Zubeen Shroff
Date		Zubeen Shroff, Director

March 26, 2003	By:	/s/ Bruce F. Wesson
Date		Bruce F. Wesson, Director

CERTIFICATIONS

In connection with the Annual Report of Encore Medical Corporation (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Kenneth W. Davidson, Chief Executive Officer of the Company, certify that:

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

(ii)    Evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the “Evaluation Date”); and

(iii)    Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5)    I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer’s auditors and the audit committee of the board or directors (or persons fulfilling the equivalent function):

(i)    All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(ii)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)    I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kenneth W. Davidson

Kenneth W. Davidson

Chief Executive Officer

March 28, 2003

In connection with the Annual Report of Encore Medical Corporation (the “Company”) on Form 10-K for the fiscal year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, August B. Faske, Chief Financial Officer of the Company, certify that:

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

(ii)    Evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the “Evaluation Date”); and

(iii)    Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5)    I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer’s auditors and the audit committee of the board or directors (or persons fulfilling the equivalent function):

(i)    All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(ii)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)    I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ August B. Faske

August B. Faske

Chief Financial Officer

March 28, 2003