Form 10-Q
period 2003-03-29
ENCORE MEDICAL CORP
filed 2003-05-09
CIK 944763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-26538

ENCORE MEDICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	65-0572565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9800 Metric Boulevard	78758
Austin, Texas (Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of May 1, 2003.

Title	Outstanding
Common Stock	11,174,971

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

Encore Medical Corporation and Subsidiaries

Consolidated Balance Sheets

As of March 29, 2003 and December 31, 2002

(in thousands, except share data)

(unaudited)

	March 29, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$226	$253
Accounts receivable, net of allowance for doubtful accounts of $315 and $288, respectively	15,394	14,635
Inventories, net of allowance of $3,180 and $2,917, respectively	27,626	27,701
Deferred tax assets	2,326	2,171
Prepaid expenses and other current assets	1,247	1,527

Total current assets	46,819	46,287
Property and equipment, net	10,769	11,179
Goodwill	18,146	18,146
Intangible assets, net	14,833	15,104
Other assets	2,847	3,039

Total assets	$93,414	$93,755

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,242	$3,606
Accounts payable	5,011	4,442
Accrued expenses	4,976	5,332

Total current liabilities	19,229	13,380
Long-term debt, net of current portion	27,847	34,129
Deferred tax liability	4,587	4,531
Other non current liabilities	681	686

Total liabilities	52,344	52,726
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value, 255,000 shares authorized; 131,603 and 132,353 shares issued and outstanding, respectively; aggregate liquidation preference of $13,424 and $13,500, respectively	12,767	12,840
Common stock, $0.001 par value, 50,000,000 shares authorized; 11,684,000 and 11,609,000 shares issued, respectively	12	12
Additional paid-in capital	30,477	30,420
Notes received for sale of common stock	(1,157)	(1,164)
Deferred compensation	(6)	(14)
Retained earnings	608	566
Less cost of repurchased stock, warrants and rights (509,000 shares)	(1,631)	(1,631)

Total stockholders’ equity	41,070	41,029

Total liabilities and stockholders’ equity	$93,414	$93,755

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 29, 2003 and March 30, 2002

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Sales	$26,392	$19,308
Cost of goods sold	13,448	9,618

Gross margin	12,944	9,690
Operating expenses:
Research and development	1,133	618
Selling, general and administrative	9,906	8,324

Income from operations	1,905	748
Other income (expense):
Interest income	29	43
Interest expense	(1,908)	(817)
Other income	76	91

Income before income taxes	102	65
Provision for income taxes	60	30

Net income	$42	$35

Net income per common and common equivalent share:
Basic earnings per share—
Basic earnings per share	$0.00	$0.00
Shares used in computing basic earnings per share	10,668	10,018
Diluted earnings per share—
Diluted earnings per share	$0.00	$0.00
Shares used in computing diluted earnings per share	26,663	25,755

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 29, 2003 and March 30, 2002

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Net income	$42	$35
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	750	746
Amortization of intangibles	271	230
Amortization of debt issuance costs	697	354
Noncash interest expense	170	57
Stock based compensation	(8)	91
(Gain) loss on disposal of assets	(11)	7
Deferred taxes	(99)	12
Changes in operating assets and liabilities:
Increase in accounts receivable	(759)	(102)
Decrease in inventories	75	1,581
Decrease (increase) in prepaid expenses and other assets/liabilities	100	(213)
Increase (decrease) in accounts payable and accrued expenses	213	(2,103)

Net cash provided by operating activities	1,441	695

Cash flows from investing activities:
Proceeds from sale of assets	17	—
Purchases of property and equipment	(347)	(223)
Acquisition of Chattanooga Group, Inc.	—	(32,578)

Net cash used in investing activities	(330)	(32,801)

Cash flows from financing activities:
Proceeds from issuance of stock	8	77
Proceeds from long-term debt	161	39,662
Payments on long-term debt	(1,307)	(12,742)

Net cash (used in) provided by financing activities	(1,138)	26,997

Net decrease in cash and cash equivalents	(27)	(5,109)
Cash and cash equivalents at beginning of period	253	5,401

Cash and cash equivalents at end of period	$226	$292

Non-cash investing and financing activities:
Issuance of stock purchase warrants	$—	$7,904
Issuance of common stock for services provided in connection with the Chattanooga acquisition	$—	$431
Conversion of Series A preferred stock to common stock	$73	$—

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as the “Company” or “Encore”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 29, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K dated December 31, 2002. Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Encore Orthopedics, Inc., a Delaware corporation and the primary operating subsidiary of Encore, was converted on February 7, 2002, from a Delaware corporation to a Delaware limited partnership, and is now named Encore Medical, L.P. It has two partners, Encore Medical GP, Inc. (“EGP”) and Encore Medical Asset Corporation (“EMAC”), the general partner and limited partner, respectively. Both of these corporations are wholly owned subsidiaries of Encore. Prior to February 7, 2002, neither EGP nor EMAC had any operations. On March 1, 2002, Chattanooga Group, Inc. was merged into and with Encore Medical, L.P., Encore Medical, L.P. being the surviving entity. All of the assets, liabilities, operations and financial results of Encore Medical, L.P., EGP and EMAC are consolidated in the financial statements of Encore.

Description of Business

Encore is a diversified orthopedic company that designs, manufactures, markets and distributes orthopedic devices and related products for the orthopedic industry. The Company’s products are used primarily by orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, and traumatic events and sports related injuries. The Company currently markets and distributes its products through three operating divisions: the Surgical Division, the Orthopedic Soft Goods (“OSG”) Division and the Chattanooga Group Division. Encore’s Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implant products. The OSG Division is a leading provider of orthopedic soft goods, which include non-surgical products that assist in the repair and rehabilitation of soft tissue and bone, and protect against injury. The Chattanooga Group Division markets its products across a majority of rehabilitation product segments offering a complete line of rehabilitation equipment.

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

2. STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” (“SFAS 148”) as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Encore’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for under the provisions of SFAS 123 and Emerging Issues Task Force Consensus 96-18 (“EITF 96-18”).

Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, Encore’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

		For the Three Months Ended
		March 29, 2003	March 30, 2002
Net income attributable to common stock	As reported	$42	$35
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects		—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(103)	(27)

Net income (loss) attributable to common stock	Pro forma	(61)	8
Earnings (loss) per share
Basic:	As reported	0.00	0.00
	Pro forma	(0.01)	0.00
Diluted:	As reported	0.00	0.00
	Pro forma	(0.00)	0.00

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no grants during the first three months of 2003. The following weighted average assumptions were used for grants during the first three months of 2002:

March 30, 2002
Dividend yield	0.0%
Expected volatility	86.0%
Risk-free interest rate	4.1%
Expected life	2-10 years

3. INVENTORIES

Inventories at March 29, 2003 and December 31, 2002 are as follows (in thousands):

	March 29, 2003	December 31, 2002
Components and raw materials	$8,200	$8,648
Work in process	1,732	1,350
Finished goods	20,874	20,620

	30,806	30,618
Less-inventory reserves	(3,180)	(2,917)

	$27,626	$27,701

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

4. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands) as of March 29, 2003:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net
Amortized Intangible Assets:
Technology-based	$2,977	$(826)	$2,151
Marketing-based	952	(90)	862
Customer-based	7,049	(1,649)	5,400

Total Amortizable Intangibles	$10,978	$(2,565)	$8,413

Unamortized Intangible Assets:
Trademarks			6,420

Total Unamortized Intangibles			$6,420

Total Intangible Assets			$14,833

Intangibles consisted of the following (in thousands) as of December 31, 2002:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net
Amortized Intangible Assets:
Technology-based	$2,977	$(746)	$2,231
Marketing-based	952	(76)	876
Customer-based	7,049	(1,472)	5,577

Total Amortizable Intangibles	$10,978	$(2,294)	$8,684

Unamortized Intangible Assets:
Trademarks			$6,420

Total Unamortized Intangibles			$6,420

Total Intangible Assets			$15,104

During the three months ended March 29, 2003, no goodwill or other intangibles were acquired, impaired, or disposed. Amortization expense for the three months ended March 29, 2003 and March 30, 2002 was $271,000 and $230,000, respectively.

Estimated amortization expense for the nine months ended December 31, 2003 and the next five years is as follows:

For nine months ended December 31, 2003	$700,000
For year ended December 31, 2004	$700,000
For year ended December 31, 2005	$600,000
For year ended December 31, 2006	$500,000
For year ended December 31, 2007	$500,000
For year ended December 31, 2008	$500,000

The Company’s amortizable assets will continue to be amortized over their remaining useful lives ranging from 1 to 40 years.

5. LONG-TERM DEBT

Long-term debt (including capital lease obligations) consists of the following (in thousands):

	March 29, 2003	December 31, 2002

$30,000 credit facility from a financial institution consisting of two term loans and a revolving line of credit; interest at the institution’s base rate or LIBOR rate plus an applicable margin based upon the type of loan and the ratio of debt to EBITDA; the term loans are payable monthly through February 2005 and September 2003; the line of credit is due February 2005; collateralized by all assets of Encore; commitment fee of 0.5% of unused line balance; additional available borrowings at March 29, 2003 of $7,267 based upon the current Borrowing Base as defined in the Credit Agreement; interest rate of 4.15% and 4.28% at March 29, 2003 and December 31, 2002, respectively.

	$15,169	$15,507
$24,000 senior subordinated notes payable to a financial institution in connection with the acquisition of Chattanooga Group, Inc.; interest at the greater of 13% or the prime rate plus 4% (subject to a maximum cap of 15%); plus payment in kind interest of 2.75%, payable monthly; due February 2007; collateralized by a second lien on all assets of Encore; less unamortized deferred charges of $5,099 and $5,429, respectively; interest rate of 13% at March 29, 2003 and December 31, 2002.	19,677	19,177
8% unsecured note payable to a corporation in connection with the OSG Division acquisition, payable in monthly installments of $130 through July 1, 2003.	523	914
6.5% unsecured note payable to a former employee in connection with a stock purchase agreement payable in bi-weekly installments of $5 through January 23, 2004.	123	156
8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 31, 2005.	1,487	1,809
Capital lease obligations, collateralized by related equipment	110	172

	37,089	37,735
Less – current portion	(9,242)	(3,606)

	$27,847	$34,129

The debt agreements related to the $30,000,000 credit facility and the $24,000,000 senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement. As of the date of this report, the Company is in compliance with all debt covenants and warranties. Encore obtained a waiver in the first and third quarters of 2002 of its minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) debt covenant under each of these agreements and was in compliance with all other debt covenants and warranties.

Pursuant to the terms of the senior subordinated notes payable, the Company issued a warrant to the lender, pursuant to which the lender has the right to acquire on or before February 8, 2009, up to an aggregate of 2,198,614 shares of the Company’s Common Stock (the “Warrants”). Further, under the terms of the agreement, pursuant to which the senior subordinated notes were issued (the “Note Agreement”), if the Company fails to generate $16.5 million of EBITDA for the period commencing March 31, 2002 and ending on March 29, 2003, the Company has the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6 million of the aggregate principal amount of senior subordinated notes. If the Company exercises this right, then a pro-rata portion of the Warrants (the “Conveyed Warrants”) will be conveyed by the lender to three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the

“Galen Entities”). In the event the Company has the right to prepay but does not choose to exercise this right, then the Galen Entities will purchase the amount of notes that the Company has the right to prepay. In the event the Galen Entities purchase any notes from the lender, then upon such purchase, (a) those notes will automatically convert into additional shares of Series A Preferred Stock at a conversion price equal to the lower of (i) $150 per share or (ii) 50 times the greater of $1 or the trailing ten-day average closing price of the Company’s common stock on the date of conversion and (b) a pro-rata portion of the Warrants will also be conveyed by the lender to the Galen Entities.

The Galen Entities and the lender have entered into an agreement (the “Agreement”) to evidence certain of the foregoing obligations. As an inducement for the Galen Entities to enter into the Agreement, the Company granted the Galen Entities options (the “Option”) dated as of February 8, 2002 to acquire up to the number of shares of Common Stock which have a value equal to $6 million, at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of the Common Stock on the date of exercise. The Option was valued at $1.3 million, which was determined by an independent third party valuation performed using the Black-Scholes option pricing model as well as a simulation analysis to determine the likelihood that the Option would be exercised. Significant assumptions used included the closing price of Encore’s common stock as of the valuation date, the volatility of Encore stock, the risk-free interest rate on the one-year Treasury note, the exercise price, and the time to expiration of the option. If the Galen Entities choose to exercise the Option, then any Conveyed Warrants will automatically be terminated. Conversely, if the Galen Entities choose to exercise any Conveyed Warrants, then the Option will automatically be terminated. The Option will otherwise automatically terminate on the earlier of (i) the 30th day following the date the Galen Entities are no longer obligated to purchase any notes under the Agreement, (ii) the date the Galen Entities acquire any senior subordinated notes, or (iii) August 15, 2003.

The Warrants and Option were valued at $6,596,000 and $1,308,000, respectively. The value of the Warrant is recorded as a reduction of long-term debt on the balance sheet and is being amortized to interest expense over the term of the Note Agreement (five years). The value of the Option is recorded as an other asset on the balance sheet and is being amortized to interest expense over the life of the Option (eighteen months). During the quarter ended March 29, 2003, amortization expense relating to the Warrants and Option was $330,000 and $218,000, respectively. For the quarter ended March 30, 2002, amortization expense relating to the Warrants and Option was $178,000 and $117,000, respectively.

Encore did not generate $16.5 million of EBITDA in the 12-month period ended March 29, 2003 and, therefore, may prepay without penalty $6 million aggregate principal amount of the senior subordinated notes. As such, the $6 million has been included as a component of the Company’s current liabilities as such amounts are due by August 15, 2003. The Company anticipates raising the necessary capital to do so through additional debt and/or equity offerings or, as discussed above, the Galen Entities have previously agreed to purchase up to $6.0 million aggregate principal amount of notes from the lender, which will automatically convert into shares of the Company’s Series A Preferred Stock.

6. EARNINGS PER SHARE

The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the periods ended March 29, 2003 and March 30, 2002, respectively, are as follows (in thousands):

	Three Months Ended
	March 29, 2003	March 30, 2002
Net income attributable to common stock	$42	$35
Shares used in computing basic earnings per share	10,668	10,018
Common stock equivalents	2,814	2,502
Preferred stock	13,181	13,235

Shares used in computing diluted earnings per share	26,663	25,755

Earnings per share
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

The Company has excluded certain stock options and warrants from the calculation of diluted earnings per share because their exercise price was greater than the average market price of the common shares. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share as of the last business day of the period were 2,939,051 for the first quarter ended March 29, 2003 and 4,017,232 for the first quarter ended March 30, 2002.

7. SEGMENT INFORMATION

Encore has three reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Encore’s reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The Surgical Division sells reconstructive products including knee, hip, shoulder and spinal implants and trauma-related products. The OSG Division sells knee, shoulder, ankle and wrist braces; neoprene supports; slings; cervical collars; immobilizers for various joints in the body; pressure care products and patient safety devices. The Chattanooga Group Division sells electrotherapy units, therapeutic ultrasound equipment, continuous passive motion devices, therapy tables, heating and chilling units, and other rehabilitation products.

Information regarding business segments is as follows (in thousands):

	Three Months Ended
	March 29, 2003	March 30, 2002
Sales:
Surgical Division	$8,526	$8,192
OSG Division	3,434	4,653
Chattanooga Group Division	14,432	6,463

Consolidated net sales	$26,392	$19,308

Gross margin:
Surgical Division	$5,953	$5,685
OSG Division	1,191	1,528
Chattanooga Group Division	5,800	2,477

Consolidated gross margin	$12,944	$9,690

Encore allocates resources and evaluates the performance of segments primarily based on sales and gross margin and therefore has not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131.

8. ACQUISITION OF CHATTANOOGA GROUP, INC.

On February 8, 2002, Encore acquired all of the issued and outstanding shares of capital stock of Chattanooga Group, Inc. (“Chattanooga”) pursuant to a Stock Purchase Agreement for a cash purchase price of $35.1 million. In order to finance this acquisition, Encore entered into a Credit Agreement with Bank of America, N.A. (the “Credit Agreement”) for maximum borrowings up to $30 million, subject to limitations based upon the Company’s Borrowing Base, as defined therein, and a Note and Equity Purchase Agreement with CapitalSource Finance LLC (the “Note Agreement”) for $24 million.

The total purchase price paid for Chattanooga approximating $36.8 million, including cash payments of $35.1 million and acquisition costs of $1.7 million, was allocated as follows based upon the fair value of the assets acquired and liabilities assumed (in thousands):

Current assets	$19,092
Tangible and other non-current assets	5,871
Liabilities assumed	(16,431)
Identifiable intangible assets	13,520

Goodwill	14,724

$36,776

None of the acquired goodwill is expected to be tax deductible. The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable:

Asset class	Fair value	Wtd. Avg. Useful life
Technology-based	$1,830	12 years
Marketing-based	6,420	Indefinite
Customer-based	5,270	20 years
Goodwill	14,724	Indefinite

	$28,244

In connection with this acquisition and financing, Encore repaid the outstanding balances of certain Chattanooga debt totaling approximately $5 million. Encore also repaid all amounts outstanding under its former revolving credit facility, which approximated $6.6 million, with proceeds from a similar revolving credit facility provided for by the Credit Agreement.

The results of Chattanooga have been included within the consolidated statements of operations since the date of acquisition, February 8, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes for those financial statements as well as the other financial data included elsewhere in this Form 10-Q.

Basis of Presentation

This Form 10-Q is dated as of May 1, 2003 and will, except for the financial statements and the notes, which are an integral part of such financial statements, reflect the status of Encore as of that date. The financial statements and accompanying notes will reflect the status of Encore as of March 29, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K dated December 31, 2002.

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

Revenue Recognition

The Surgical Division’s products are sold through a network of independent sales representatives in the U.S. and by distributors outside the U.S. Revenues from sales made by independent sales representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure (implanted into a patient) and a purchase order is received from the hospital. Revenues from sales to customers outside the U.S. are recorded when the product is shipped to the customer. The distributors, who sell the products to other customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay Encore within specified time periods regardless of when they sell the products. In addition, there is no price protection.

The OSG Division’s products are sold to distributors, retail outlets, and various medical and sports establishments. Sales are recorded at the time the product is shipped to the customer. Customers take title to the products, assume credit and product obsolescence risks, must pay within specified time periods regardless of when they sell or use the products, and have limited price protection. Product returns are allowed only with prior approval by Encore and a reserve for estimated product returns is maintained based on actual historical experience. In addition, rebates are granted to distributors and a reserve is maintained for future rebate claims based on actual historical experience. The reserves for estimated product returns and rebate claims are a deduction from the sales recorded for each reporting period.

The Chattanooga Group Division’s products are sold to independent dealers who take title to the products, assume credit and product obsolescence risks, must pay within specified time periods regardless of when they sell the products, and have no price protection. The sales are recorded when the products are shipped to these dealers. Product returns are allowed only with prior approval by Encore and a reserve for estimated product returns is maintained based on actual historical experience. In addition, extended warranty contracts are sold (less than 1% of total revenue) and the warranty revenues are recognized ratably over the life of the warranty period.

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

Deferred Tax Asset Valuation Allowance

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon Encore attaining future taxable income during the periods in which those temporary differences become deductible. Based upon management’s projections of future taxable income and the periods and manner in which Encore’s deferred tax assets will be available, management estimates that it is more likely than not that all of Encore’s deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance at March 29, 2003.

Goodwill and Intangible Assets

Encore must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination or asset acquisition, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to valuations of intangible assets acquired in connection with a business combination or asset acquisition, it is the Company’s practice to use both internal and external third- party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. Additionally, on an ongoing basis, the Company reviews its intangible assets and goodwill to determine if there has been any change in the useful life of an intangible asset or whether there has been impairment of these assets.

General

We are a diversified orthopedic company that designs, manufacturers, markets and distributes a comprehensive range of high quality orthopedic devices and related products for the orthopedic industry. Our products are used primarily by orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. We currently market and distribute our products through our three operating divisions, our Surgical Division, our OSG Division and the Chattanooga Group Division. Our Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implants. Our OSG Division is a leading provider of orthopedic soft goods that are used to assist the patient in recovering from an injury or a surgical procedure, or to protect against re-injury or damage to the surgical site. The Chattanooga Group Division is a leader in the rehabilitation product segment of the orthopedic market. Our three divisions enable us to reach a diverse customer base through multiple distribution channels, providing opportunities for growth across the orthopedic market.

Since our formation in April 1992 as an orthopedic implant company, our business has grown through a combination of internal growth and strategic acquisitions. Throughout our history, we have placed a strong emphasis on the research and development efforts that have fueled the product pipeline of our Surgical Division. We have developed and obtained regulatory approval for over 100 products and product improvements focused on the orthopedic total joint, trauma and spinal segments of the surgical market. In addition, we have added products through small strategic acquisitions. More recently, we have completed two significant acquisitions that have allowed us to expand our business into two new product segments of the orthopedic market–orthopedic soft goods and rehabilitation equipment–both of which complement our Surgical Division. These two acquisitions have had the effect of significantly increasing our revenues and should contribute to increasing our operating income, net income and earnings before interest, taxes, depreciation and amortization, when compared to prior periods. In addition, since these acquisitions were funded through a combination of issuances of debt and equity, which materially altered our balance sheet.

In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation. These product lines currently form the basis of our OSG Division. These products include the Kallassy Ankle Support®, the Sports Supports® product line of braces and supports, the Secure-All® brand of patient safety devices, and the Turtle Neck® and 911 First Response® safety collars.

On February 8, 2002, we purchased Chattanooga Group, Inc., a privately held, Tennessee based provider of orthopedic rehabilitation equipment. Chattanooga Group, Inc., which had been in business at the time it was acquired for over 50 years, originally manufactured and sold the Hydrocollator Steam Pack® and has since expanded its product line to include a large variety of rehabilitation and home health products making it capable of providing turn-key clinics for orthopedic professionals. The Chattanooga Group Division designs, manufactures and distributes around the world a wide range of rehabilitation products including Intelect®electrotherapy units, OptiFlex® continuous passive motion devices, Triton®and Adapta® therapy tables, along with Hydrocollator® heating and chilling units. See Note 8 of the Consolidated Financial Statements – Acquisition of Chattanooga Group, Inc.

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

Results of Operations

Three Months Ended March 29, 2003, as Compared to the Three Months Ended March 30, 2002

Sales were $26.4 million for the quarter ended March 29, 2003, representing an increase of $7.1 million or 37% over the quarter ended March 30, 2002. This increase is largely due to increased sales in the Chattanooga Group Division which was part of Encore during the related periods for an additional six weeks in 2003 as compared to 2002, and a 4% increase in sales for the Surgical Division from $8.2 million to $8.5 million. The Chattanooga Group Division contributed sales of approximately $14.4 million, or 55% of total sales for the first quarter of 2003, with the Surgical and OSG Divisions contributing $8.5 million and $3.4 million, respectively. The Soft Goods Division reported sales of $3.4 million, a decline of 26% from the $4.7 million achieved in 2002. This decrease in 2003 is primarily a result of the major customers of this division temporarily decreasing their purchases to lower their inventory levels as a result of the improved service and timeliness that they are seeing from Encore. This allows them to carry less inventory and still be able to meet their customers’ needs.

Gross margin increased by $3.2 million to $12.9 million as compared to $9.7 million for the first quarter of 2002. This increase was a result of several factors. First, the Chattanooga Group Division accounted for $3.3 million of the increase and the Surgical Division’s gross margin increased by $268,000. These increases were offset by a $337,000 decrease in gross margin for the OSG Division. The Chattanooga Group Division increase was partly due to including results of operations for the full three months in 2003 versus seven weeks in 2002. As a percent of sales, each division exhibited increases in its gross margin in 2003 over 2002. The Surgical Division increased from 69.4% to 69.8%, the OSG Division increased from 32.8% to 34.7%, and the Chattanooga Group Division increased from 38.3% to 40.2%. However, consolidated gross margin as a percent of sales decreased from 50% to 49% when compared to the first quarter of 2002, since the sales mix in 2003 reflects a greater percentage of rehabilitation sales compared to surgical product sales. Sales of rehabilitation equipment in the Chattanooga Group Division yielded lower gross margins than sales of surgical products.

Research and development expenses increased $515,000 or 83% from the first quarter of 2002. The acquisition of the Chattanooga Group Division accounted for $386,000 of the increase while the Surgical and OSG Divisions’ expenditures increased by $107,000 and $22,000, respectively. Surgical Division activities increased due to clinical studies for the Reverse® shoulder prosthesis, testing activities supporting the release of the 3DKnee® and data collection for the ceramic/ceramic hip PMA submittal.

Selling, general, and administrative expenses increased $1.6 million or 19% compared to the first quarter of 2002. The Chattanooga Group Division’s expenses increased by $1.7 million due to the additional six weeks of activity included in 2003 compared to the first quarter of 2002. As a percent of sales, selling, general and administrative expenses decreased to 38% for the first quarter of 2003 from 43% in the first quarter of 2002.

The combination of all of these factors resulted in a 155% increase in operating income to $1.9 million compared to $748,000 in the first quarter of 2002. Interest expense increased $1.1 million for the three months ended March 30, 2003, to $1.9 million as compared to $817,000 during the same period in the prior year. This was primarily due to interest expense related to the acquisition of the Chattanooga Group Division.

Overall, net income for the quarter ended March 29, 2003 was $42,000 as compared to net income of $35,000 during the first quarter of 2002.

Capital Expenditures

The following table summarizes our capital expenditures during the indicated periods:

	For the Three Months Ended
(in thousands)	March 29, 2003	March 30, 2002
Buildings and leasehold improvements	$142	$—
Equipment	106	45
Furniture and fixtures	76	146
Surgical instrumentation	23	32

Total	$347	$223

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

Liquidity

Since inception, Encore has financed its operations through the sale of equity securities, borrowings and cash flow from operations. As of March 29, 2003, Encore had borrowed approximately $15 million under the Credit Facility (as defined below), with the availability (based upon the current Borrowing Base, as defined in the Credit Agreement) of approximately an additional $7.3 million to borrow for working capital and general corporate purposes.

During the first quarter of 2003, operating activities provided cash and cash equivalents of $1.4 million. This compares favorably to 2002 when operating activities provided cash and cash equivalents of $695,000.

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

Further, in order to finance the acquisition of Chattanooga Group, Inc., Encore and its subsidiaries entered into a Note and Equity Purchase Agreement (the “Note Agreement”) dated as of February 8, 2002 with CapitalSource Finance LLC, as agent and purchaser (“CapitalSource”), pursuant to which Encore sold $24,000,000 in senior subordinated notes (the “Senior Subordinated Notes”) to CapitalSource. Encore and its subsidiaries executed various security documents in order to secure their obligations under the Note Agreement, including security agreements, a mortgage, guaranty agreements, a copyright security agreement, patent security agreements, trademark security agreements and various Uniform Commercial Code financing statements. The security interests created by the security documents executed pursuant to the Note Agreement are junior and subordinate to the security interests created by the security documents executed pursuant to the Credit Agreement.

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

Under the Note Agreement, if Encore generates less than $16.5 million of adjusted earnings before interest, taxes, depreciation and amortization for the 12-month period ending on March 29, 2003, then Encore would have the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6 million aggregate principal amount of the Senior Subordinated Notes. If Encore exercises this right, then a pro-rata portion of the CS Warrants (as defined below) (the “Conveyed Warrants”) will be conveyed by an affiliate of CapitalSource to the Galen Entities (as defined below). In the event Encore does not choose to exercise this right, then three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the “Galen Entities”), have agreed to purchase the amount of Senior Subordinated Notes that Encore has the right to prepay. The Galen Entities beneficially own approximately 59.3% of the outstanding shares of our Common Stock (on an as-converted basis) as of May 1, 2003. In the event the Galen Entities purchase any Senior Subordinated Notes from CapitalSource, then upon such purchase, (a) those notes will automatically convert into additional shares of Encore’s Series A Preferred Stock at a conversion price equal to the lower of (i) $150 per share or (ii) 50 times the greater of $1 or the trailing ten-day average closing price of the Company’s common stock on the date of conversion, and (b) a pro-rata portion of the Warrants will also be conveyed by CapitalSource Holdings LLC to the Galen Entities. As an inducement for the Galen Entities to enter into the an agreement among the Galen Entities and CapitalSource (the “CapitalSource/Galen Agreement”), Encore granted the Galen Entities options dated as of February 8, 2002 (the “Option”) to acquire up to that number of shares of Encore common stock with a value equal to $6 million at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of Encore’s common stock on the date of exercise. If the Galen Entities choose to exercise their rights under the Option, then any Conveyed Warrants will automatically be terminated. Conversely, if the Galen Entities choose to exercise any Conveyed Warrants, then the Option will automatically be terminated. The Option will otherwise automatically terminate on the earlier of (i) the 30th day following the date the Galen Entities are no longer obligated to purchase any Senior Subordinated Notes under the CapitalSource/Galen Agreement, (ii) the date the Galen Entities acquire any Senior Subordinated Notes or (iii) August 15, 2003. Encore did not generate $16.5 million of earnings before interest, taxes, depreciation and amortization and, therefore, may prepay, without penalty, up to $6 million aggregate principal amount of the Senior Subordinated Notes. As such, the $6 million has been included as a component of the Company’s current liabilities as such amounts are due by August 15, 2003. The Company anticipates raising the necessary capital to do so through additional debt and/or equity offerings or, as discussed above, the Galen Entities have agreed to purchase up to $6 million aggregate principal amount of notes from CapitalSource, which will automatically convert into shares of the Company’s Series A Preferred Stock.

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

Encore is exposed to certain market risk as part of its ongoing business operations. Primary exposure includes changing interest rates. Encore is exposed to interest rate risk in connection with the term loans and borrowings under the Credit Agreement, which bear interest at floating rates based on the London Interbank Offered Rate (“LIBOR”) or the prime rate plus an applicable borrowing margin. Encore manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. All of the Senior Credit Facility is variable rate debt. The Senior Subordinated Notes, while having the possibility for interest rate fluctuation, were structured so as to remain at no less than 13% interest and no more than 15% interest. Certain other debt of the Company is fixed rate debt. Encore may use derivative financial instruments where appropriate to manage its interest rate risk. However, as a matter of policy, it does not enter into derivative or other financial investments for trading or speculative purposes. To date, it has entered into no derivate financial instruments. Historically all of the Company’s sales have been denominated in U.S. dollars, and therefore the Company has not been subject to foreign currency exchange risks. However, the Company has begun to directly distribute its Chattanooga Group Division products in selected foreign markets, and some of these sales of these products in European markets will be denominated in Euros, which would cause currency fluctuations to more directly impact our operating results.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent Encore’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of Encore’s products, profit margins and the sufficiency of Encore’s cash flow for its future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, Encore’s dependence on the ability of its third-party manufacturers to produce components on a basis that is cost-effective to Encore, market acceptance of Encore’s products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the availability to locate acceptable acquisition candidates and then finance and integrate those acquisitions, and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our financial condition or results of operations.

In January 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. We do not expect EITF 02-16 to have a material effect on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER MATTERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.	Exhibits. None.

2.	Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ KENNETH W. DAVIDSON
Kenneth W. Davidson, Chairman of the Board, Chief Executive Officer and President

Date 5/9/03

	By:	/s/ AUGUST FASKE
August Faske, Executive Vice President—Chief Financial Officer

Date 5/9/03

CERTIFICATIONS

In connection with the Quarterly Report of Encore Medical Corporation (the “Company”) on Form 10-Q for the period ending March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Kenneth W. Davidson, Chief Executive Officer of the Company, certify that:

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

(iii)	Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5)	I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

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

/s/ KENNETH W. DAVIDSON
Kenneth W. Davidson Chief Executive Officer

Date: 5/9/03

In connection with the Quarterly Report of Encore Medical Corporation (the “Company”) on Form 10-Q for the period ending March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, August B. Faske, Chief Financial Officer of the Company, certify that:

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

(iii)	Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5)	I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

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

Date: 5/9/03