Form 10-Q
period 2003-06-28
ENCORE MEDICAL CORP
filed 2003-08-12
CIK 944763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of August 11, 2003.

Title	Outstanding
Common Stock	35,010,123

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

Encore Medical Corporation and Subsidiaries

Consolidated Balance Sheets

As of June 28, 2003 and December 31, 2002

(in thousands, except share data)

(unaudited)

	June 28, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$447	$253
Accounts receivable, net of allowance for doubtful accounts of $476 and $288, respectively	14,393	14,635
Inventories, net of allowance of $3,628 and $2,917, respectively	27,242	27,701
Deferred tax assets	2,228	2,171
Prepaid expenses and other current assets	1,321	1,527

Total current assets	45,631	46,287

Property and equipment, net	10,659	11,179
Goodwill	18,146	18,146
Intangible assets, net	14,529	15,104
Other assets	2,493	3,039

Total assets	$91,458	$93,755

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$8,654	$3,606
Accounts payable	4,310	4,442
Accrued expenses	5,652	5,332

Total current liabilities	18,616	13,380
Long-term debt, net of current portion	24,964	34,129
Deferred tax liability	5,920	4,531
Other non current liabilities	681	686

Total liabilities	50,181	52,726

Stockholders’ equity:
Series A Preferred Stock, $0.001 par value, 255,000 shares authorized; 131,603 and 132,353 shares issued and outstanding, respectively; aggregate liquidation preference of $13,424 and $13,500, respectively	12,767	12,840
Common stock, $0.001 par value, 50,000,000 shares authorized; 11,696,000 and 11,609,000 shares issued, respectively	12	12
Additional paid-in capital	30,503	30,420
Notes received for sale of common stock	(1,151)	(1,164)
Deferred compensation	(2)	(14)
Retained earnings	779	566
Less cost of repurchased stock, warrants and rights (509,000 shares)	(1,631)	(1,631)

Total stockholders’ equity	41,277	41,029

Total liabilities and stockholders’ equity	$91,458	$93,755

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 28, 2003 and June 29, 2002

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Sales	$26,498	$25,519	$52,891	$44,827
Cost of goods sold	13,479	13,871	26,928	23,488

Gross margin	13,019	11,648	25,963	21,339

Operating expenses:
Research and development	1,279	862	2,411	1,480
Selling, general and administrative	9,438	8,761	19,345	17,087

Income from operations	2,302	2,025	4,207	2,772

Other income (expense):
Interest income	28	31	57	74
Interest expense	(2,009)	(2,385)	(3,917)	(3,203)
Other income	10	15	86	107

Income (loss) before income taxes	331	(314)	433	(250)

Provision (benefit) for income taxes	160	(160)	220	(130)

Net income (loss)	$171	$(154)	$213	$(120)

Basic earnings (loss) per share—
Basic earnings (loss) per share	$0.02	$(0.02)	$0.02	$(0.01)
Shares used in computing basic earnings (loss) per share	10,792	10,244	10,777	10,175
Diluted earnings (loss) per share—
Diluted earnings (loss) per share	$0.01	$(0.02)	$0.01	$(0.01)
Shares used in computing diluted earnings (loss) per share	26,696	10,244	26,675	10,175

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 28, 2003 and June 29, 2002

(in thousands)

(unaudited)

	Six Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net income (loss)	$213	$(120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,483	1,613
Amortization of intangibles	530	528
Amortization of debt issuance costs	1,405	1,033
Noncash interest expense	342	283
Stock based compensation	—	179
Loss on disposal of assets	7	14
Deferred taxes	(70)	—

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	242	(408)
Decrease in inventories	459	2,689
Decrease in prepaid expenses and other assets/liabilities	3	611
Increase (decrease) in accounts payable and accrued expenses	188	(1,024)

Net cash provided by operating activities	4,802	5,398

Cash flows from investing activities:
Proceeds from sale of assets	42	—
Purchases of property and equipment	(967)	(727)
Acquisition of Chattanooga Group, Inc.	—	(35,972)

Net cash used in investing activities	(925)	(36,699)

Cash flows from financing activities:
Proceeds from issuance of stock	35	105
Proceeds from long-term debt	—	39,748
Payments on long-term debt	(3,718)	(13,764)

Net cash (used in) provided by financing activities	(3,683)	26,089

Net increase (decrease) in cash and cash equivalents	194	(5,212)

Cash and cash equivalents at beginning of period	253	5,401

Cash and cash equivalents at end of period	$447	$189

Non-cash investing and financing activities:

Issuance of stock purchase warrants	—	$7,904
Issuance of common stock for services provided in connection with the Chattanooga acquisition	—	$466

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as “us,” “we,” “our company” or “Encore”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and-six-month periods ended June 28, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K dated December 31, 2002. Certain amounts in the prior period have been reclassified to conform to the current period presentation.

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

Description of Business

We are a diversified orthopedic company that designs, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices, sports medicine equipment and other related products for the orthopedic industry. Our products are used primarily by orthopedic surgeons, physical and occupational therapists and other orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. We currently market and distribute our products through three operating divisions, our Surgical Division, our Chattanooga Group Division and our Soft Goods Division. Our Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implants. Our Chattanooga Group Division is a leader in domestic sales of many of the orthopedic rehabilitation products in the market. Our Soft Goods Division provides orthopedic soft goods that are used to assist the patient in recovery from injury or a surgical procedure and to protect against further injury. Our three divisions enable us to reach a diverse customer base through multiple distribution channels.

Our products are subject to regulation by the Food and Drug Administration (“FDA”) with respect to their sale in the United States, and we must, in many cases, obtain FDA authorization to market our products before they can be sold in the United States. Additionally, we are subject to similar regulations in many of the international countries in which we sell products.

2.	STOCK-BASED COMPENSATION

We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” (“SFAS 148”) as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148 and SFAS 123, we continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for our plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for under the provisions of SFAS 123 and Emerging Issues Task Force Consensus 96-18 (“EITF 96-18”).

Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands):

		Three Months Ended		Six Months Ended
		June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income (loss) attributable to common stock	As reported	$171	$(154)	$213	$(120)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects		—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(100)	(59)	(203)	(86)

Net income (loss) attributable to common stock	Pro forma	$71	$(213)	$10	$(206)

Earnings (loss) per share
Basic:	As reported	0.02	(0.02)	0.02	(0.01)
	Pro forma	0.01	(0.02)	0.00	(0.02)
Diluted:	As reported	0.01	(0.02)	0.01	(0.01)
	Pro forma	0.00	(0.02)	0.00	(0.02)

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants during the first six months of 2003 and 2002:

	June 28, 2003	June 29, 2002
Dividend yield	0.0%	0.0%
Expected volatility	86.7%	86.0%
Risk-free interest rate	2.2%	4.1%
Expected life	2-10 years	2-10 years

3. INVENTORIES

Inventories at June 28, 2003 and December 31, 2002 are as follows (in thousands):

	June 28, 2003	December 31, 2002
Components and raw materials	$7,956	$8,648
Work in process	1,872	1,350
Finished goods	21,042	20,620

	30,870	30,618
Less-inventory reserves	(3,628)	(2,917)

	$27,242	$27,701

We establish reserves for such issues as slow moving and excess inventory, product obsolescence and valuation impairment. Our inventory reserve policy is primarily based on the products and market practices. Each division determines the amount and timing of write-downs. For all divisions, we utilize a specific identification methodology

(product rationalization), which can occur whenever there is a change in strategy. In addition, sales performance is reviewed on at least a quarterly basis to determine the amounts that should be adjusted to the existing reserve. Reserves are monitored on a quarterly basis and adjustments are made as determined by the processes referred to above. These inventory items are primarily being disposed of by scrapping or donating to charitable organizations.

4. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands) as of June 28, 2003:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net
Amortized Intangible Assets:
Technology-based	$2,977	$(892)	$2,085
Marketing-based	900	(95)	805
Customer-based	7,049	(1,830)	5,219

Total Amortizable Intangibles	$10,926	$(2,817)	$8,109

Unamortized Intangible Assets:
Trademarks			$6,420

Total Unamortized Intangibles			$6,420

Total Intangible Assets			$14,529

Intangibles consisted of the following (in thousands) as of December 31, 2002:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net
Amortized Intangible Assets:
Technology-based	$2,977	$(746)	$2,231
Marketing-based	952	(76)	876
Customer-based	7,049	(1,472)	5,577

Total Amortizable Intangibles	$10,978	$(2,294)	$8,684

Unamortized Intangible Assets:
Trademarks			$6,420

Total Unamortized Intangibles			$6,420

Total Intangible Assets			$15,104

During the six months ended June 28, 2003, we disposed of $45,000 of intangible assets. Amortization expense for the six months ended June 28, 2003 and June 29, 2002 was $530,000 and $528,000, respectively.

Estimated amortization expense for the six months ended December 31, 2003 and the next five years is as follows:

For six months ended December 31, 2003	$400,000
For year ended December 31, 2004	$700,000
For year ended December 31, 2005	$600,000
For year ended December 31, 2006	$500,000
For year ended December 31, 2007	$500,000
For year ended December 31, 2008	$500,000

Our amortizable assets will continue to be amortized over their remaining useful lives ranging from 1 to 40 years.

5. LONG-TERM DEBT

Long-term debt (including capital lease obligations) consists of the following (in thousands):

	June 28, 2003	December 31, 2002

$30,000 credit facility from a financial institution consisting of two term loans and a revolving line of credit; interest at the institution’s base rate or LIBOR rate plus an applicable margin based upon the type of loan and the ratio of debt to EBITDA; the term loans are payable monthly through February 2005 and September 2003; the line of credit is due February 2005; collateralized by all assets of Encore; commitment fee of 0.5% of unused line balance; additional available borrowings at June 28, 2003 of $7,872 based upon the current Borrowing Base as defined in the credit agreement; interest rate of 3.89% and 4.28% at June 28, 2003 and December 31, 2002, respectively.

	$13,223	$15,507

$24,000 senior subordinated notes payable to a financial institution in connection with the acquisition of Chattanooga Group, Inc.; interest at the greater of 13% or the prime rate plus 4% (subject to a maximum cap of 15%); plus payment in kind interest of 2.75%, payable monthly; due February 2007; collateralized by a second lien on all assets of Encore; less unamortized deferred charges of $6,171 and $5,429, respectively; interest rate of 13% at June 28, 2003 and December 31, 2002.	18,777	19,177

8% unsecured note payable to a corporation in connection with the Soft Goods Division acquisition, payable in monthly installments of $130 through July 1, 2003.	131	914

6.5% unsecured note payable to a former employee in connection with a stock purchase agreement payable in bi-weekly installments of $5 through January 23, 2004.	85	156

8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 31, 2005.	1,321	1,809

Capital lease obligations, collateralized by related equipment	81	172

	33,618	37,735
Less – current portion	(8,654)	(3,606)

	$24,964	$34,129

The debt agreements related to the $30,000,000 credit facility and the $24,000,000 senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement. As of the date of this report, we are in compliance with all debt covenants and warranties.

Pursuant to the terms of the senior subordinated notes payable, we issued a warrant to an affiliate of the lender, pursuant to which the lender has the right to acquire on or before February 8, 2009, up to an aggregate of 2,198,614 shares of our Common Stock (the “Warrants”). Further, under the terms of the agreement, pursuant to which the senior subordinated notes were issued (the “Note Agreement”), if we fail to generate $16.5 million of EBITDA for the period commencing March 31, 2002 and ending on March 29, 2003, we have the right, commencing on March 31, 2003 and ending on August 15, 2003, to prepay without penalty up to $6 million of the aggregate principal amount of senior subordinated notes. If we exercise this right, then a pro-rata portion of the Warrants (the “Conveyed Warrants”) will be conveyed by the lender to three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the “Galen Entities”). In the event we have the right to prepay but do not choose to exercise this right, then the Galen Entities will purchase the amount of notes that we have the right to prepay. In the event the Galen Entities purchase any notes from the lender, then upon such purchase, (a) those notes will automatically convert into additional shares of Series A Preferred Stock at a conversion price equal to the lower of (i) $150 per share or (ii) 50 times the greater of $1 or the trailing ten-day average closing price of our common stock on the date of conversion and (b) a pro-rata portion of the Warrants will also be conveyed by the lender to the Galen Entities.

The Galen Entities and the lender have entered into an agreement (the “Agreement”) to evidence certain of the foregoing obligations. As an inducement for the Galen Entities to enter into the Agreement, we granted the Galen Entities options (the “Option”) dated as of February 8, 2002 to acquire up to the number of shares of Common Stock which have a value equal to $6 million, at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of the Common Stock on the date of exercise. The Option was valued at $1.3 million, which was determined by an independent third party valuation performed using the Black-Scholes option pricing model as well as a simulation analysis to determine the likelihood that the Option would be exercised. Significant assumptions used included the closing price of our common stock as of the valuation date, the volatility of our stock, the risk-free interest rate on the one-year Treasury note, the exercise price, and the time to expiration of the option. If the Galen Entities choose to exercise the Option, then any Conveyed Warrants will automatically be terminated. Conversely, if the Galen Entities choose to exercise any Conveyed Warrants, then the Option will automatically be terminated. The Option will otherwise automatically terminate on the earlier of (i) the 30th day following the date the Galen Entities are no longer obligated to purchase any notes under the Agreement, (ii) the date the Galen Entities acquire any senior subordinated notes, or (iii) August 15, 2003.

The Warrants and Option were valued at $6,596,000 and $1,308,000, respectively. The value of the Warrants is recorded as a reduction of long-term debt on the balance sheet and is being amortized to interest expense over the term of the Note Agreement (five years). The value of the Option is recorded as an other asset on the balance sheet and is being amortized to interest expense over the life of the Option (eighteen months).

We did not generate $16.5 million of EBITDA in the 12-month period ended March 29, 2003 and, therefore, may prepay without penalty $6 million aggregate principal amount of the senior subordinated notes. As such, the $6 million has been included as a component of our current liabilities as such amounts are due by August 15, 2003.

6. EARNINGS PER SHARE

The reconciliation of the denominators used to calculate the basic and diluted earnings (loss) per share for the periods ended June 28, 2003 and June 29, 2002, respectively, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income (loss) attributable to common stock	$171	$(154)	$213	$(120)

Shares used in computing basic earnings per share	10,792	10,244	10,777	10,175
Common stock equivalents	2,744	—	2,727	—
Preferred stock	13,160	—	13,171	—

Shares used in computing diluted earnings per share	26,696	10,244	26,675	10,175

Earnings (loss) per share
Basic	$0.02	$(0.02)	$0.02	$(0.01)

Diluted	$0.01	$(0.02)	$0.01	$(0.01)

We have excluded certain stock options and warrants from the calculation of diluted earnings per share because their exercise price was greater than the average market price of the common shares. The total number of common stock equivalents excluded, as to include them would be anti-dilutive, from the calculations of diluted earnings per common share were 2,991,350 for the second quarter ended June 28, 2003 and 20,609,749 for the second quarter ended June 29, 2002. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share were 3,044,985 for the first six months of 2003 and 20,253,633 for the first six months of 2002.

7. SEGMENT INFORMATION

We have three reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Our reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The Surgical Division sells reconstructive products including knee, hip, shoulder and spinal implants and trauma-related products. The Chattanooga Group Division sells electrotherapy units, therapeutic ultrasound equipment, continuous passive motion devices, therapy tables, heating and chilling units, and other rehabilitation products. The Soft Goods Division sells knee, shoulder, ankle and wrist braces; neoprene supports; slings; cervical collars; immobilizers for various joints in the body; pressure care products and patient safety devices.

Information regarding business segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Sales:
Surgical Division	$8,828	$8,090	$17,354	$16,282
Chattanooga Group Division	14,178	12,954	28,610	19,417
Soft Goods Division	3,492	4,475	6,927	9,128

Consolidated net sales	$26,498	$25,519	$52,891	$44,827

Gross margin:
Surgical Division	$6,174	$5,497	$12,127	$11,181
Chattanooga Group Division	5,729	5,074	11,529	7,551
Soft Goods Division	1,116	1,077	2,307	2,607

Consolidated gross margin	$13,019	$11,648	$25,963	$21,339

We allocate resources and evaluate the performance of segments primarily based on sales and gross margin and therefore have not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131.

8. SUBSEQUENT EVENTS

We sold a total of 10,637,500 shares of our common stock at $4.00 per share in our public offering. We closed the public offering on August 11, 2003 generating total gross proceeds of approximately $42.6 million. SG Cowen Securities Corporation acted as lead manager of the offering and First Albany Corporation acted as co-manager.

The net proceeds of the offering of approximately $39.0 million will be used to repay $26.0 million indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC and $2.0 million of the term loan debt under our senior credit facility with Bank of America and for general corporate purposes. As a result of the repayment of this indebtedness, we will incur a non-cash charge of approximately $5.7 million, net of tax, with respect to the expensing of the deferred charge and debt issuance costs related to this debt. This charge will be recorded in the period the indebtedness is repaid, which is anticipated to be on or around August 15, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes for those financial statements as well as the other financial data included elsewhere in this Form 10-Q.

Overview

We are a diversified orthopedic company that designs, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices, sports medicine equipment and other related products for the orthopedic industry. Our products are used primarily by orthopedic surgeons, physical and occupational therapists and other orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. We currently market and distribute our products through three operating divisions, our Surgical Division, our Chattanooga Group Division and our Soft Goods Division. Our Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implants. Our Chattanooga Group Division is a leader in domestic sales of many of the orthopedic rehabilitation products in the market. Our Soft Goods Division provides orthopedic soft goods that are used to assist the patient in recovery from injury or a surgical procedure and to protect against further injury. Our three divisions enable us to reach a diverse customer base through multiple distribution channels.

Since our formation in April 1992 as an orthopedic implant company, our business has grown through a combination of internal growth and strategic acquisitions. Throughout our history, we have placed a strong emphasis on the research and development efforts to continue to develop new products in our Surgical Division. We have developed numerous products and have obtained regulatory approval for over 100 products and product improvements focused on the orthopedic total joint, trauma and spinal segments of the surgical market. The Chattanooga Group Division also has a history of and continues to emphasize new product introductions. We continue to develop internally new products to enhance the growth of our sales. For example, in 2003, we introduced the 3DKnee System™ and VitalStim™, a therapeutic product used in the treatment of a swallowing disorder called dysphagia.

We have completed two significant acquisitions since July 1, 2001 that have allowed us to expand our business into two new product segments of the orthopedic market, orthopedic soft goods and rehabilitation equipment, both of which complement our Surgical Division. In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation. These product lines currently form the basis of our Soft Goods Division and include the Kallassy Ankle Support®, the Sports Supports® product line of braces and supports, the Secure-All® brand of patient safety devices, and the Turtle Neck® and 911 First Response® safety collars. In February 2002, we purchased Chattanooga Group, Inc., a provider of orthopedic rehabilitation products, which became our Chattanooga Group Division. Chattanooga Group, Inc., which had been in business for over 50 years, originally manufactured and sold the Hydrocollator® Steam Pack and has since expanded its product line to include a wide variety of rehabilitation and home health products making it capable of providing turn-key clinics for orthopedic professionals. The Chattanooga Group Division designs, manufactures and distributes around the world a wide range of rehabilitation products including Intelect® electrotherapy units, OptiFlex® continuous passive motion devices, Triton® and Adapta® therapy tables, along with Hydrocollator® heating and chilling units. These acquisitions provide us access to a wide range of distribution partners and allow us the opportunity to sell our existing products to an expanded customer base. With the completion of these two acquisitions, we provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to inventory, accounts receivable, deferred taxes, goodwill, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material impact to our financial statements.

Inventory Reserves

The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record inventory at the lower of cost or market, with cost based upon average actual cost. We maintain inventory reserves for such issues as slow moving or excess inventory, product obsolescence and declines in valuation. Our inventory reserve policy is primarily based on our products and market practices. We determine the amount and timing of write downs by division. In each division we use a specific identification methodology (product rationalization) which can occur whenever there is a change in strategy. In addition, we review sales performance on at least a quarterly basis to determine the amounts that we should add to the existing reserve. We monitor reserves on a quarterly basis and make changes as determined by the processes referred to above. To determine the adequacy of our reserves at each reporting period we analyze the following, among other factors:

•	Current inventory quantities on hand;
•	Product acceptance in the marketplace;
•	Customer demand;
•	Historical sales;
•	Forecasted sales;
•	Product obsolescence; and
•	Technological innovations.

Any modifications to our estimates of our reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management.

Revenue Recognition

Our Surgical Division products are sold through a network of independent sales representatives in the United States and by distributors outside the United States. We record revenues from sales made by sales representatives, who are paid commissions upon the ultimate sale of the products, at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. We record revenues from sales to customers outside the United States at the time the product is shipped to the distributor. Our distributors, who sell the products to other customers, take title to the products, have no special rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay us within specified terms regardless of when they sell the products. In addition, there is no price protection available to distributors.

We sell our Chattanooga Group Division products to dealers who take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell the products and have no price protection. We record the sales when the products are shipped to the dealers. We allow product returns only with our prior approval and we maintain a reserve for estimated product returns based on actual historical experience. In addition, we sell extended warranty contracts, which account for less than 1% of our total revenue, and we recognize warranty revenues ratably over the life of the warranty period.

We sell our Soft Goods Division products to distributors and various medical and sports establishments. We record sales at the time the product is shipped to the customer. Customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products and have no price protection except for distributors who participate in our rebate program. We allow product returns only with our prior approval and we maintain a reserve for estimated product returns based on actual historical experience. In addition, we grant rebates to distributors and we maintain a reserve for future rebate claims based on actual historical experience. The reserves for estimated product returns and rebate claims are a deduction from the sales recorded for each reporting period.

We must make estimates of potential future product returns and rebates related to current period product revenue. To do so, management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns, rebates and other allowances in any accounting period.

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of accounts receivables. In doing so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Deferred Tax Asset Valuation Allowance

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether we attain future taxable income during the periods in which those temporary differences become deductible. Based upon management’s projections of future taxable income and the periods and manner in which our deferred tax assets will be available, management estimates that it is more likely than not that all of our deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance.

Goodwill and Intangible Assets

We must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination or asset acquisition, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to valuations of intangible assets acquired in connection with a business combination or asset acquisition, we use both internal and external third-party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. Additionally, on an ongoing basis, we review our intangible assets and goodwill to determine if there has been any change in the useful life of an intangible asset or whether there has been impairment of these assets.

Results of Operations

Three Months Ended June 28, 2003, as Compared to the Three Months Ended June 29, 2002

Sales were $26.5 million for the quarter ended June 28, 2003, representing an increase of $1 million or 4% over the quarter ended June 29, 2002. The Surgical Division reported sales of $8.8 million, which corresponds to a 9% increase over the second quarter 2002 due to expansion of our sales representatives and supporting organizations. The Chattanooga Group Division contributed sales of approximately $14.2 million, or 54% of our total sales for the second quarter of 2003, compared to $13.0 million for the same period of 2002. This corresponds to a 9% growth rate primarily due to new product sales of VitalStim™ and the DTS™ compression system. The Soft Goods Division reported sales of $3.5 million, a decline of 22% from the $4.5 million achieved in 2002 which is at least in part a result of the division’s major customers decreasing their inventory purchases to lower their inventory levels. This decline in our Soft Goods Division’s sales is expected to continue at least through the end of 2003, as customers are expected to maintain reduced inventory levels.

Gross margin increased by $1.4 million to $13.0 million as compared to $11.6 million for the second quarter of 2002. Consolidated gross margin as a percent of sales increased from 45.6% to 49.1% when compared to the second quarter of 2002. The gross margins of each of our Surgical, Chattanooga Group, and Soft Goods Divisions increased by $677,000, $655,000, and $39,000, respectively. As a percent of sales, the Surgical Division increased from 67.9% to 69.9%, the Chattanooga Group Division increased from 39.2% to 40.4%, and the Soft Goods Division increased from 24.1% to 32.0%. The increased gross margin for the Surgical Division was principally a result of improved manufacturing costs and sales mix in favor of higher margin reconstructive products. Gross margin for the Chattanooga Group Division increased due to cost reduction efforts and improved manufacturing costs. The Soft Goods Division’s gross margin increased due to improved manufacturing costs which were somewhat offset by a change in sales mix to lower margin soft goods products.

Research and development expenses increased $417,000 or 48% from the second quarter of 2002. Expenditures for the Surgical, Chattanooga Group, and Soft Goods Divisions’ increased by $117,000, $275,000, and $25,000, respectively. Surgical Division expense increases relate primarily to the expenses we incurred to develop and introduce to the market our Reverse Shoulder Prosthesis, 3DKnee™ and ceramic-on-ceramic hip projects. The Chattanooga Group Division’s increase primarily relates to increased spending for a new electrotherapy product line.

Selling, general, and administrative expenses increased $677,000 or 8% compared to the second quarter of 2002. As a percent of sales, selling, general and administrative expenses increased to 36% for the second quarter of 2003 from 34% in the second quarter of 2002. This is primarily due to increased commission expenses resulting from higher sales in the Surgical and Chattanooga Group Divisions. We also incurred greater professional fees because of expanded audit activities associated with our current credit agreement and compliance with the provisions of the Sarbanes Oxley Act.

The combination of all of these factors resulted in a 14% increase in operating income to $2.3 million compared to $2.0 in the second quarter of 2002. Interest expense decreased $376,000 for the three months ended June 28, 2003, to $2.0 million as compared to $2.4 during the same period in the prior year, principally because of the decreased principal balance on our debt in 2003.

Overall, net income for the quarter ended June 28, 2003 was $171,000 as compared to a net loss of $154,000 during the second quarter of 2002.

Six Months Ended June 28, 2003, as Compared to the Six Months Ended June 29, 2002.

Sales were $52.9 million for the six months ended June 28, 2003, compared to $44.8 million in 2002, representing an increase of $8.1 million or 18% over the six months ended June 29, 2002. In the Surgical Division, sales of $17.4 million represent an increase of 7% when compared to sales levels during 2002 of $16.3 million due to expansion of our sales representatives and supporting organizations. The Chattanooga Group Division contributed sales of $28.6 million compared to sales of $19.4 million in 2002 for the period beginning February 8, 2002, the date of the acquisition, through the end of the second quarter. When compared to a full six months of 2002 sales, the Chattanooga Group Division’s sales increased 13% from $25.4 million primarily due to new product sales of VitalStim™ and the DTS™ compression system. The Soft Goods Division reported sales of $6.9 million for the period, compared to $9.1 million in 2002, which this decline is at least in part a result of the division’s major customers decreasing their inventory purchases to lower their inventory levels. This decline in the Soft Goods Division’s sales is expected to continue at least through the end of 2003, as customers are expected to maintain reduced inventory levels.

Gross margin increased by $4.6 million to $26.0 million as compared to $21.3 million for the six months ended in 2002. The Chattanooga Group Division accounts for $4.0 of this amount, with $2.4 million of the division’s increase relating to the additional six weeks of activity included in 2003. Gross margin as a percent of sales increased from 47.6% to 49.1% when compared to same period of 2002. This was primarily due to cost reduction efforts and improved manufacturing costs for all three divisions.

Research and development expenses, which totaled $2.4 million for the first six months of 2003, increased $931,000 or 63% compared to the $1.5 million incurred in the six months ended June 29, 2002. The Surgical Division increase of $233,000 is a result of expense increases stemming mostly from the Reverse Shoulder Prosthesis, 3DKnee™, and ceramic-on-ceramic hip projects. The Chattanooga Group Division contributed $527,000 of the increase primarily due to increased spending for a new electrotherapy product line and an additional $134,000 due to the additional six weeks of activity included in 2003 compared to the first half of 2002.

Selling, general, and administrative expenses of $19.3 million in the first half of 2003 increased $2.3 million or 13% compared to the six months ended June 29, 2002. Approximately $1.4 million of the increase related to the inclusion of the Chattanooga Group Division for the full six months in 2003 compared to only twenty weeks in 2002. The remainder of the increase is primarily due to increased commissions associated with higher sales for the Surgical and Chattanooga Group Divisions, higher professional and banking fees, and higher D&O insurance premiums. As a percent of sales, selling, general and administrative expenses decreased to 37% for the six months ended 2003 from 38% in 2002.

The combination of all of these factors resulted in a $1.4 million increase in operating income to $4.2 million in the first six months compared to $2.8 for the first six months of 2002. Interest expense increased during the first half of 2003 to $3.9 million as compared to $3.2 during the same period in the prior year. This was primarily due to interest expense related to our acquisition of Chattanooga Group, Inc.

Overall, net income for the six months ended June 28, 2003 was $213,000 as compared to a net loss of $120,000 during the six months ended June 29, 2002.

Capital Expenditures

The following table summarizes our capital expenditures during the indicated periods:

	For the Six Months Ended
(in thousands)	June 28, 2003	June 29, 2002
Buildings and leasehold improvements	$150	$61
Equipment	189	102
Furniture and fixtures	157	267
Surgical instrumentation	471	297

Total	$967	$727

We have made significant investments in the surgical implant instrumentation required to implant our surgical products. The size of our investments in this instrumentation has increased due to the increasing size of our sales force and the expansion of our product lines. Consistent with industry practice, our sales agents often provide surgeons with the usage of necessary surgical implant instrumentation free of charge. Following surgery, the instruments are returned to us or our agents and the hospital pays us for any products used in the surgery. In the United States, we capitalize and depreciate the surgical implant instrumentation we purchase, whereas the instruments are sold or leased to our international customers.

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

Liquidity

Since inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. Our Bank of America credit facility, entered into as of February 8, 2002, totals $30 million in principal availability, including a $25 million revolving line of credit and two term loans totaling $5 million in original principal amount. The availability of funds we can borrow at any given time under the revolving line of credit depends upon the level of the borrowing base, which is based upon accounts receivable and inventory. As of June 28, 2003, we had an available borrowing base of approximately $17.7 million, and we had borrowed $10.9 million of this available amount.

For the first six months of 2003, operating activities provided cash and cash equivalents of $4.8 million, compared to $5.4 million for the same period in 2002. This decrease is primarily a result of a lower decrease in inventory levels in 2003 compared to the decrease in 2002.

We executed various security documents and we pledged all of our assets to the lenders to secure the financing under the Bank of America credit agreement. The interest rate under our credit facility is Bank of America’s base rate plus 1.5%, or the London Interbank Offered Rate (“LIBOR”) plus 3%, for the line of credit; base rate plus 2%, or LIBOR plus 3.5%, for the $4,000,000 term loan; and base rate plus 2.25%, or LIBOR plus 3.75%, for the $1,000,000 term loan.

Additionally, in order to finance the acquisition of Chattanooga Group, Inc., we and our subsidiaries entered into a note and equity purchase agreement dated as of February 8, 2002 with CapitalSource Finance LLC (“CapitalSource”), as agent and purchaser, pursuant to which we sold to CapitalSource $24,000,000 in senior subordinated notes. We and our subsidiaries executed various security documents whereby we pledged our assets to CapitalSource in order to secure our obligations. CapitalSource’s rights to the collateral we have pledged to them to secure the senior subordinated notes are junior and subordinate to the rights in the collateral of the various lenders and the security interests created by the security documents executed pursuant to the Bank of America credit agreement. The cash interest rate under the senior subordinated notes payable to CapitalSource is equal to the base rate of Citibank, N.A. plus 4%, but with a minimum cash interest rate of not less than 13% and a maximum cash interest rate of not more than 15%. In addition to this interest, the senior subordinated notes payable to CapitalSource are also subject to interest payable-in-kind on the outstanding balance of the notes at a rate of 2.75% and is accrued and added to the principal outstanding balance of the notes on a monthly basis.

In connection with the CapitalSource note agreement, we granted to an affiliate of CapitalSource a warrant to purchase through February 8, 2009 up to an aggregate of 2,198,614 shares of our common stock at a purchase price of $0.01 per share.

These debt arrangements contain operating and financial restrictions which may restrict our business and financing activities. These debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations.

Because we did not generate $16.5 million of earnings before interest, taxes, depreciation and amortization for the 12-month period ending on March 29, 2003 and provided we have paid in full the $2.3 million remaining unpaid balance as of June 28, 2003 under the term loans under our Bank of America credit facility, we may prepay to

CapitalSource, without penalty, up to $6 million of the aggregate principal amount of the our senior subordinated notes, together with all accrued and unpaid interest, payable-in-kind interest, and other amounts due, such payment applied to the aggregate principal amount after first being applied to accrued interest. If we exercise this prepayment right in full, then a pro-rata portion of the CapitalSource warrants will be conveyed by an affiliate of CapitalSource to three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the “Galen Entities”). See the ‘Recent Developments’ section hereto included for additional information.

In the first and third quarters of 2002, we received from our lenders waivers of events of default related to our non-compliance with a covenant which requires us to achieve a minimum level of cash flow, based on earnings before interest, taxes, depreciation and amortization expenses. We amended our agreements with our senior lenders to modify our minimum cash flow covenant effective for the second quarter of 2002. In addition, we further amended our agreements to modify our minimum cash flow covenant and some of our other financial covenants effective as of the fourth quarter of 2002.

While we currently believe that we will be able to meet all of our financial covenants during 2003 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that we will in fact be able to do so or that we will be able to obtain a waiver of default or amendments to our credit agreement in the future. In addition, we believe that our existing cash, amounts to be generated through our public offering, operations and amounts available through our existing debt agreements, will be sufficient to meet our needs for at least the next twelve months.

In addition to the current restrictions and requirements contained in our current loan and credit agreements, our significant debt level may limit our flexibility in obtaining additional financing and in pursuing other business opportunities. Our high degree of leverage could have negative consequences for us, including the following: (i) the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or financing may not be available to us on favorable terms; (ii) we will need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future; (iii) payments on our indebtedness will reduce the funds that would otherwise be available for operations and future business opportunities; (iv) a substantial decrease in net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations; (v) our debt level may make us more vulnerable than our competitors to a downturn in either our business or the economy generally; and (vi) since some of our debt has a variable rate of interest, it exposes us to the risk of increased interest rates.

Market Risk

We are exposed to certain market risk as part of our ongoing business operations. Primary exposure includes changing interest rates. We are exposed to interest rate risk in connection with the term loans and borrowings under the Bank of America credit agreement, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin, as described above. We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. All of the Bank of America credit facility is variable rate debt. The senior subordinated notes, while having the possibility for interest rate fluctuation, were structured so as to remain at no less than 13% interest and no more than 15% interest. Some of our debt is fixed rate debt. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. To date, we have entered into no derivative financial instruments. Historically all of our sales have been denominated in U.S. dollars and, therefore, we have not been subject to foreign currency exchange risks. However, we have begun to directly distribute our Chattanooga Group Division products in selected foreign markets, and some of these sales of our products in European markets are denominated in Euros, which cause currency fluctuation to more directly impact our operating results.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for its future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, our dependence on the ability of our third-party manufacturers to produce components on a basis that is cost-effective to us, market acceptance of our products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the availability to locate acceptable acquisition candidates and then finance and integrate those acquisitions, and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Recently Issued Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that adoption of EITF Issue No. 00-21 will have an impact on our consolidated financial statements.

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

In January 2003, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. We do not expect EITF 02-16 to have a material effect on our financial condition or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease (“EITF 01-08”). EITF 01-08 provides guidance to be used to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases”. The consensus in this issue should be applied to (a) arrangements agreed to or committed to, if earlier, after the beginning of an entity’s next reporting period beginning after May 28, 2003, (b) arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003, and (c) arrangements acquired in business combinations initiated after the beginning of an entity’s next reporting period beginning after May 28, 2003. We do not expect EITF 01-08 to have a material effect on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of our third quarter of fiscal 2003. This Statement requires companies to classify certain instruments as liabilities, which may have previously been recorded as a component of stockholders’ equity. We are evaluating the impact this Statement will have on our financial position and results of operations. Any effect of adoption will be reported commencing in the third quarter of fiscal 2003.

Recent Developments

We sold a total of 10,637,500 shares of our common stock at $4.00 per share in our public offering. We closed the public offering on August 11, 2003 generating total gross proceeds of approximately $42.6 million. SG Cowen Securities Corporation acted as lead manager of the offering and First Albany Corporation acted as co-manager.

The net proceeds of the offering of approximately $39.0 million will be used to repay $26.0 million indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC and $2.0 million of the term loan debt under our senior credit facility with Bank of America and for general corporate purposes. As a result of the repayment of this indebtedness, we will incur a non-cash charge of approximately $5.7 million, net of tax, with respect to the expensing of the deferred charge and debt issuance costs related to this debt. This charge will be recorded in the period the indebtedness is repaid, which is anticipated to be on or around August 15, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. Since the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We sold a total of 10,637,500 shares of our common stock at $4.00 per share in our public offering. We closed the public offering on August 11, 2003 generating total gross proceeds of approximately $42.6 million. SG Cowen Securities Corporation acted as lead manager of the offering and First Albany Corporation acted as co-manager.

The net proceeds of the offering of approximately $39.0 million will be used to repay $26.0 million indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC and $2.0 million of the term loan debt under our senior credit facility with Bank of America and for general corporate purposes. As a result of the repayment of this indebtedness, we will incur a non-cash charge of approximately $5.7 million, net of tax, with respect to the expensing of the deferred charge and debt issuance costs related to this debt. This charge will be recorded in the period the indebtedness is repaid, which is anticipated to be on or around August 15, 2003.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of directors

Those elected by the holders of the common stock of our company:

NAME	VOTED FOR	VOTED AGAINST	VOTES WITHHELD
Joel S. Kanter	9,977,934	0	70,198

Those elected by the holders of the Series A preferred stock of our company:

Zubeen Shroff	128,123	0	3,480
Bruce F. Wesson	128,123	0	3,480

ITEM 5. OTHER MATTERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.	Exhibits.

A.	Exhibit 31.1 — Certification
B.	Exhibit 31.2 — Certification
C.	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
D.	Exhibit 32.2 — Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

2.	Reports on Form 8-K.

A.	On July 28, 2003, we filed a Form 8-K in connection with its second quarter earnings press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2003	By:	/s/ Kenneth W. Davidson
Date		Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer

August 12, 2003	By:	/s/ August Faske
Date		August Faske, Executive Vice President—Chief Financial Officer