Form 10-Q
period 2003-09-27
ENCORE MEDICAL CORP
filed 2003-11-12
CIK 944763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File Number: 0-26538

ENCORE MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0572565
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9800 Metric Boulevard
Austin, Texas	78758
(Address of principal executive off	(Zip Code)

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No X

         Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the last practicable date.

Title of Class	Number of shares outstanding
Common Stock, $0.001 par value	as of October 20, 2003
36,709,936

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

Encore Medical Corporation and Subsidiaries
Consolidated Balance Sheets
As of September 27, 2003 and December 31, 2002
(in thousands, except share and per share data)
(unaudited)

	September 27, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$ 3,164	$ 253
Accounts receivable, net of allowance for doubtful accounts of $495 and
$288, respectively	15,611	14,635
Inventories, net of allowance of $3,414 and $2,917, respectively	27,346	27,701
Deferred tax assets	2,654	2,171
Prepaid expenses and other current assets	1,296	1,527

Total current assets	50,071	46,287

Property and equipment, net	10,480	11,179
Goodwill	18,146	18,146
Intangible assets, net	14,312	15,104
Other assets	1,100	3,039

Total assets	$ 94,109	$ 93,755

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 816	$ 3,606
Accounts payable	4,476	4,442
Accrued expenses	6,436	5,332

Total current liabilities	11,728	13,380

Long-term debt, net of current portion	855	34,129
Deferred tax liability	4,688	4,531
Other noncurrent liabilities	663	686

Total liabilities	17,934	52,726
Stockholders' equity:
Series A Preferred Stock, $0.001 par value, 255,000 shares authorized; 0 and 132,353 shares issued and outstanding, respectively; aggregate
liquidation preference of $0 and $13,500, respectively	--	12,840
Common stock, $0.001 par value, 50,000,000 shares authorized; 35,568,000 and 11,609,000 shares issused, respectively
	36	12
Additional paid-in capital	82,810	30,420
Notes received for sale of common stock	(1,100)	(1,164)
Deferred compensation	(1)	(14)
Retained earnings (accumulated deficit)	(3,939)	566
Less cost of repurchased stock, warrants and rights (509,000 shares)	(1,631)	(1,631)

Total stockholders' equity	76,175	41,029

Total liabilities and stockholders' equity	$ 94,109	$ 93,755

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 27, 2003 and September 28, 2002
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 27, September 28, 2003 2002		Nine Months Ended September 27, September 28, 2003 2002
Sales	$27,283	$24,474	$80,173	$69,302
Cost of goods sold	13,625	12,903	40,552	36,391

Gross margin	13,658	11,571	39,621	32,911
Operating expenses:
Research and development	1,400	947	3,811	2,427
Selling, general and administrative	9,955	8,541	29,301	25,630

Income from operations	2,303	2,083	6,509	4,854
Other income (expense):
Interest income	23	21	80	95
Interest expense	(1,217)	(1,991)	(5,135)	(5,193)
Early extinguishment of debt	(7,674)	--	(7,674)	--
Other income (expense)	(51)	103	36	208

Income (loss) before income taxes	(6,616)	216	(6,184)	(36)
Provision (benefit) for income taxes	(1,899)	96	(1,679)	(36)

Net income (loss)	$(4,717)	$120	$(4,505)	$--

Basic earnings (loss) per share	$(0.20)	$0.01	$(0.30)	$0.00
Shares used in computing basic earnings (loss) per share	23,098	10,377	14,947	10,315
Diluted earnings (loss) per share	$(0.20)	$0.00	$(0.30)	$0.00
Shares used in computing diluted earnings (loss) per share	23,098	26,654	14,947	26,401

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Cash Flow
For the nine months ended September 27, 2003 and September 28, 2002
(in thousands)
(unaudited)

	Nine Months Ended September 27, 2003 September 28, 2002
Cash flows from operating activities:
Net income (loss)	$(4,505)	$ 0
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,341	2,473
Amortization of intangibles	747	823
Amortization of debt issuance costs and early extinguishment of debt	7,514	1,769
Non-cash interest expense	473	434
Stock based compensation	134	217
Loss on disposal of assets	8	20
Deferred taxes	(326)	0
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(976)	639
Decrease in inventories	355	3,999
Decrease in prepaid expenses and other assets	85	70

Increase (decrease) in accounts payable, accrued expenses, and other
liabilities	1,115	(2,613)

Net cash provided by operating activities	6,965	7,831

Cash flows from investing activities:
Proceeds from sale of assets	42	15
Purchases of property and equipment	(1,647)	(905)
Acquisition of Chattanooga Group, Inc.	0	(35,678)

Net cash used in investing activities	(1,605)	(36,568)

Cash flows from financing activities:
Net proceeds from issuance of common stock	39,517	124
Acquisition Financing - Senior Credit Facility and Senior Subordinated Debt	--	38,160
Payments on long-term obligations	(41,966)	(14,634)

Net cash provided by (used in) financing activities	(2,449)	23,650

Net increase (decrease) in cash and cash equivalents	2,911	(5,087)
Cash and cash equivalents at beginning of period	253	5,401

Cash and cash equivalents at end of period	$ 3,164	$ 314

Non-cash investing and financing activities:
Notes redeemed for repurchase of common stock	--	$ (23)
Issuance of stock purchase warrants	--	$ 7,904
Issuance of common stock for services provided in connection with the
Chattanooga Group, Inc. acquisition	--	$ 466

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as “us,” “we,” “our company,” “the Company,” or “Encore”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and-nine-month periods ended September 27, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K dated December 31, 2002. Certain amounts in the prior period have been reclassified to conform to the current period presentation.

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

        Had we determined our compensation cost for all stock option grants based on their fair market value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below (in thousands):

	Three Months Ended September 27, September 28, 2003 2002			Nine Months Ended September 27, September 28, 2003 2002
Net income (loss)
	As reported	$(4,717)	$120	$(4,505)	$ --
Add: Total stock-based employee
compensation expense included in
reported net income (loss), net of		--	--	--	--
related tax effects
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effects		(112)	(90)	(314)	(175)

Net income (loss)
	Pro forma	$(4,829)	$30	$(4,819)	$(175)

Earnings (loss) per share
Basic:	As reported	$(0.20)	$0.01	$(0.30)	$0.00

	Pro forma	$(0.21)	$0.00	$(0.32)	$(0.02)

Diluted:	As reported	$(0.20)	$0.00	$(0.30)	$0.00

	Pro forma	$(0.21)	$0.00	$(0.32)	$(0.02)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants during the first nine months of 2003 and 2002:

	September 27, 2003	September 28, 2002
Dividend yield	0.0%	0.0%
Expected volatility	86.1%	86.0%
Risk-free interest rate	3.1%	4.1%
Expected life	2-10 years	2-10 years

3.         INVENTORIES

Inventories at September 27, 2003 and December 31, 2002 are as follows (in thousands):

	September 27, 2003	December 31, 2002
Components and raw materials	$ 8,465	$ 8,648
Work in process	2,094	1,350
Finished goods	20,201	20,620

	30,760	30,618
Less-inventory reserves	(3,414)	(2,917)

	$ 27,346	$ 27,701

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

4.         INTANGIBLE ASSETS

Intangible assets consists of the following (in thousands) as of September 27, 2003:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net
Amortized Intangible Assets:
Technology-based	$ 2,977	$ (959)	$2,018
Marketing-based	900	(106)	794
Customer-based	7,049	(1,969)	5,080

Total Amortizable Intangibles	$10,926	$(3,034)	$7,892

Unamortized Intangible Assets:
Trademarks			$ 6,420

Total Intangible Assets			$14,312

Intangibles consisted of the following (in thousands) as of December 31, 2002:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net
Amortized Intangible Assets:
Technology-based	$ 2,977	$ (746)	$2,231
Marketing-based	952	(76)	876
Customer-based	7,049	(1,472)	5,577

Total Amortizable Intangibles	$10,978	$(2,294)	$8,684

Unamortized Intangible Assets:
Trademarks			$ 6,420

Total Intangible Assets			$15,104

    During the nine months ended September 27, 2003, we disposed of $52,000 of intangible assets. Amortization expense for the nine months ended September 27, 2003 and September 28, 2002 was $747,000 and $823,000,respectively.

    Estimated amortization expense for the three months ended December 31, 2003 and the next five years is as follows (in thousands):

      For three months ended December 31, 2003       $200
      For year ended December 31, 2004                     $700
      For year ended December 31, 2005                     $600
      For year ended December 31, 2006                     $500
      For year ended December 31, 2007                     $500
      For year ended December 31, 2008                     $500

    Our amortizable assets will continue to be amortized over their remaining useful lives ranging from 1 to 40 years.

5.         LONG-TERM DEBT

Long-term debt (including capital lease obligations) consists of the following (dollars in thousands):

	September 27, 2003	December 31, 2002
$25,000 revolving line of credit facility from a financial institution; interest at the institution's base rate or LIBOR rate plus an applicable margin based upon the ratio of debt to EBITDA; due September 2006; collateralized by all assets of Encore; commitment fee of 0.375% of unused line balance; additional available borrowings at September 27, 2003 of $23,298 based upon the current Borrowing Base as defined in the credit agreement; interest rate of 5.50% and 4.28% at September 27, 2003 and December 31, 2002, respectively.	$ 236	$15,507
$24,000 senior subordinated notes payable to a financial institution; interest at the Citibank, N.A. prime rate plus 2% up to $5,000; interest at 12% when the outstanding balance exceeds $5,000; interest payable monthly; due September 2008; collateralized by a second lien on all assets of Encore; less unamortized deferred charges of $0 and $5,429, respectively; interest rate of 13% at December 31, 2002.	--	19,177
8% unsecured note payable to a corporation in connection with the Soft Goods Division acquisition, payable in monthly installments of $130 through July 1, 2003.	--	914
6.5% unsecured note payable to a former employee in connection with a stock purchase agreement payable in bi-weekly installments of $5 through January 23, 2004	51	156
8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 31, 2005.	1,321	1,809
Capital lease obligations, collateralized by related equipment	63	172
	1,671	37,735
Less - current portion	(816)	(3,606)
	$855	$34,129

        The debt agreements related to the $25,000,000 credit facility and the $24,000,000 senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement. As of the date of this report, we are in compliance with all debt covenants and warranties.

        We repaid in full the $25,000,000 credit facility and the $24,000,000 senior subordinated notes payable during the quarter ended September 27, 2003 in conjunction with the public offering we completed on August 11, 2003. See Note 6 for additional detail regarding the public offering. In connection with the repayment, these debt agreements were amended and restated effective September 26, 2003 to reflect, among other things, lower interest rates, removal of the term notes from the senior credit facility, adjustment of the required Borrowing Base, and adjustment of the warranties and covenants.

        In connection with the original $24,000,000 senior subordinated notes payable, we granted a warrant to purchase through February 8, 2009 up to an aggregate of 2,198,614 shares of our common stock at a purchase price of $0.01 per share. This warrant was originally valued at $6,596,000 and recorded as a reduction of long-term debt on the balance sheet. The expense related to this warrant was amortized to interest expense beginning February 8, 2002 using the original term of the note agreement (five years). In connection with the repayment of this original debt, we expensed the remaining balance of this warrant during the quarter ended September 27, 2003.

        Under the terms of the original agreement pursuant to which the senior subordinated notes were issued (the “Note Agreement”), because we failed to generate $16.5 million of earnings before interest, taxes, depreciation, and amortization, for the period commencing March 31, 2002 and ending on March 29, 2003, we had the right to prepay without penalty up to $6 million of the aggregate principal amount. On August 14, 2003, we exercised our right to prepay without penalty up to $6 million of the aggregate principal amount of senior subordinated notes. Because we exercised this right, the lender conveyed warrants to purchase 549,653 shares of our common stock to three related entities, Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the “Galen Entities”).

        Additionally, the Galen Entities and the lender entered into an agreement (the “Agreement”) to evidence certain obligations included in the original $24,000,000 senior subordinated notes payable. As an inducement for the Galen Entities to enter into the Agreement, we granted to the Galen Entities an option (the “Option”) dated as of February 8, 2002 to acquire up to the number of shares of common stock of the Company which have a value equal to $6 million, at an exercise price equal to the greater of $3.50 per share or one-half of the trailing ten-day average closing price of the common stock on the date of exercise. The Option expired unexercised on August 15, 2003. The Option was originally valued at $1,308,000 and recorded as an other asset on the balance sheet. It was amortized to interest expense over the life of the option (eighteen months). As of September 27, 2003, the Option is fully amortized.

6.         CAPITAL STOCK

        On August 11, 2003 we sold a total of 10,637,500 shares of our common stock at $4.00 per share in a public offering. This offering generated total gross proceeds of approximately $42.6 million, and we used the net offering proceeds of approximately $39.0 million to repay $25.9 million indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC, $2.0 million of the term loan debt under our senior credit facility with Bank of America, $10.6 million to repay our outstanding indebtedness under our Bank of America revolving credit facility, and the remainder for general corporate purposes. See Note 5 for additional information.

        In conjunction with the public offering, all 131,603 shares of our Series A Preferred Stock were converted into 13,160,300 shares of common stock effective August 11, 2003.

7.         EARNINGS PER SHARE

        The reconciliation of the denominators used to calculate the basic and diluted earnings (loss) per share for the periods ended September 27, 2003 and September 28, 2002, respectively, are as follows (in thousands):

	Three Months Ended September 27, September 28, 2003 2002		Nine Months Ended September 27, September 28, 2003 2002
Net income (loss)	$(4,717)	$ 120	$(4,505)	$ 0
Shares used in computing basic
earnings (loss) per share	23,098	10,377	14,947	10,315
Common stock equivalents:	--	851	--	984
Warrants issued in connection with
financing the acquisition of
Chattanooga Group, Inc.	--	2,191	--	1,867
Preferred stock	--	13,235	--	13,235

Shares used in computing diluted
earnings (loss) per share	23,098	26,654	14,947	26,401

Earnings (loss) per share
Basic	$ (0.20)	$ 0.01	$ (0.30)	$ 0.00

Diluted	$ (0.20)	$ 0.00	$ (0.30)	$ 0.00

        We have excluded certain stock options and warrants from the calculation of diluted earnings per share because their exercise price was greater than the average market price of the common shares. The total number of common stock equivalents excluded, because to include them would be anti-dilutive, from the calculations of diluted earnings per common share were 10,142,833 for the third quarter ended September 27, 2003 and 6,210,791 for the third quarter ended September 28, 2002. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share was 14,422,002 for the first nine months of 2003 and 5,878,906 for the first nine months of 2002.

8.         SEGMENT INFORMATION

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

        Information regarding business segments is as follows (in thousands):

	Three Months Ended September 27, September 28, 2003 2002		Nine Months Ended September 27, September 28, 2003 2002

Sales:
Surgical Division	$ 8,881	$ 7,462	$26,235	$23,743
Chattanooga Group Division	14,276	13,279	42,885	32,696
Soft Goods Division	4,126	3,733	11,053	12,863

Consolidated net sales	$27,283	$24,474	$80,173	$69,302

Gross margin:
Surgical Division	$ 6,247	$ 5,013	$18,374	$16,193
Chattanooga Group Division	6,002	5,493	17,530	13,044
Soft Goods Division	1,409	1,065	3,717	3,674

Consolidated gross margin	$13,658	$11,571	$39,621	$32,911

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

         Since our formation in April 1992 as an orthopedic implant company, our business has grown through a combination of internal growth and strategic acquisitions. Throughout our history, we have placed a strong emphasis on the research and development efforts to continue to develop new products in our Surgical Division. We have developed numerous products and have obtained regulatory approval for over 100 products and product improvements focused on the orthopedic total joint, trauma and spinal segments of the surgical market. The Chattanooga Group Division also has a history of and continues to emphasize new product introductions. We continue to develop internally new products to enhance the growth of our sales. For example, in 2003, we have introduced the 3DKnee System™ and VitalStim™, a therapeutic product used in the treatment of a swallowing disorder called dysphagia.

         We have completed two significant acquisitions since July 1, 2001 that have allowed us to expand our business into two new product segments of the orthopedic market, orthopedic soft goods and rehabilitation equipment, both of which complement our Surgical Division. In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation. These product lines currently form the basis of our Soft Goods Division and include the Kallassy Ankle Support®, the Sports Supports® product line of braces and supports, the Secure-All® brand of patient safety devices, and the Turtle Neck® and 911 First Response® safety collars. In February 2002, we purchased Chattanooga Group, Inc., a provider of orthopedic rehabilitation products, which became our Chattanooga Group Division. Chattanooga Group, Inc., which had been in business for over 50 years, originally manufactured and sold the Hydrocollator® Steam Pack and has since expanded its product line to include a wide variety of rehabilitation and home health products making it capable of providing turn-key clinics for orthopedic professionals. The Chattanooga Group Division designs, manufactures and distributes around the world a wide range of rehabilitation products including Intelect® electrotherapy units, OptiFlex® continuous passive motion devices, Triton® and Adapta® therapy tables, along with Hydrocollator® heating and chilling units. These acquisitions have afforded us access to a wide range of distribution partners and allow us the opportunity to sell our existing products to an expanded customer base. With the completion of these two acquisitions, we provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings.

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

Inventory Reserves. The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record inventory at the lower of cost or market, with cost based upon average actual cost. We maintain inventory reserves for such issues as slow moving or excess inventory, product obsolescence and declines in valuation. Our inventory reserve policy is primarily based on our products and market practices. In each division we use a specific identification methodology (product rationalization), which can occur whenever there is a change in strategy. In addition, we review sales performance on at least a quarterly basis to determine the amounts that we should add to the existing reserve. We monitor reserves on a quarterly basis and make changes as determined by the processes referred to above. To determine the adequacy of our reserves at each reporting period we analyze the following, among other factors:

           Current inventory quantities on hand;
           Product acceptance in the marketplace;
           Customer demand;
           Historical sales;
           Forecasted sales;
           Product obsolescence; and
           Technological innovations.

         Any modifications to our estimates of our reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management.

Revenue Recognition. Our Surgical Division products are sold through a network of independent sales representatives in the United States and by distributors outside the United States. In the United States, we record revenues from sales made by sales representatives, who are paid commissions upon the ultimate sale of the products, at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. We record revenues from sales to customers outside the United States at the time the product is shipped to the distributor. Our distributors, who sell the products to other customers, take title to the products, have no special rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay us within specified terms regardless of when they sell the products. In addition, there is no price protection available to distributors.

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectibility of accounts receivables. In doing so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Deferred Tax Asset Valuation Allowance. In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether we attain future taxable income during the periods in which those temporary differences become deductible. Based upon management’s projections of future taxable income and the periods and manner in which our deferred tax assets will be available, management estimates that it is more likely than not that all of our deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance.

Goodwill and Intangible Assets. We must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination or asset acquisition, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to valuations of intangible assets acquired in connection with a business combination or asset acquisition, we use both internal and external third-party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. Additionally, on an ongoing basis, we review our intangible assets and goodwill to determine if there has been any change in the useful life of an intangible asset or whether there has been impairment of these assets.

Results of Operations

Three Months Ended September 27, 2003, as Compared to the Three Months Ended September 28, 2002

         Our sales were $27.3 million for the quarter ended September 27, 2003, representing an increase of $2.8 million or 11% over the quarter ended September 28, 2002. Our Surgical Division reported sales of $8.9 million, which corresponds to a 19% increase over the third quarter 2002 due to increased shipments to our distributors outside the U.S., as well as expansion of our sales representatives and supporting organizations within the United States. Our Chattanooga Group Division contributed sales of approximately $14.3 million, or 52% of our total sales for the third quarter of 2003, compared to $13.3 million for the same period of 2002. This corresponds to an 8% growth rate primarily due to new product sales of VitalStim™ and the DTS™ compression system, which we commenced selling in early 2003. The Soft Goods Division reported sales of $4.1 million, an increase of 11% from the $3.7 million achieved in the third quarter of 2002, principally because of stronger than anticipated orders.

         Gross margin increased by $2.1 million or 18%, to $13.7 million as compared to $11.6 million for the third quarter of 2002. Consolidated gross margin as a percent of sales increased from 47.3% to 50.1% when compared to the third quarter of 2002. The gross margins of each of our Surgical, Chattanooga Group, and Soft Goods Divisions increased by $1.2 million, $509,000, and $344,000, respectively. As a percent of sales, the Surgical Division increased from 67.2% to 70.3%, the Chattanooga Group Division increased from 41.4% to 42.0%, and the Soft Goods Division increased from 28.5% to 34.1%. The increased gross margin for the Surgical Division was principally a result of improved manufacturing costs and sales mix in favor of higher margin reconstructive products. Gross margin for the Chattanooga Group Division increased due to cost reduction efforts and improved manufacturing costs. The Soft Goods Division’s gross margin increased due to improved manufacturing costs which were somewhat offset by a change in sales mix to lower margin soft goods products.

         Research and development expenses increased $453,000, or 48%, from the third quarter of 2002. Expenditures for the Surgical, Chattanooga Group, and Soft Goods Divisions’ increased by $149,000, $277,000, and $27,000, respectively. Surgical Division expense increases relate primarily to the expenses we incurred to develop and introduce to the market our Reverse Shoulder™ Prosthesis, 3DKnee™ and ceramic-on-ceramic hip projects. The Chattanooga Group Division’s increase primarily relates to increased spending to develop and introduce to the market a new electrotherapy product line.

         Selling, general, and administrative expenses increased $1.4 million or 17% compared to the third quarter of 2002. As a percent of sales, selling, general and administrative expenses increased to 36% for the third quarter of 2003 from 35% in the third quarter of 2002. This is primarily due to increased commission expenses resulting from higher sales in the Surgical and Chattanooga Group Divisions. We also incurred higher instrument costs and consulting charges associated with the expansion of the Surgical Division sales force.

         As a result of all of these factors, our operating income increased 11% to $2.3 million compared to $2.1 million in the third quarter of 2002.

         Interest expense, including the loss relating to the early extinguishment of debt, increased $6.9 million to $8.9 million as compared to interest expense of $2.0 million during the same period in the prior year, principally because of $7.7 million in prepayment penalties and unamortized warrant and debt issue costs resulting from early payments made to repay our long-term debt.

         Overall, for the reasons set forth above, we incurred a net loss for the quarter ended September 27, 2003 of $4.7 million compared to net income of $120,000 during the third quarter of 2002 despite our $2.3 million in operating income principally because of the $7.7 million pre-tax charge to earnings resulting from the early payment of our debt.

Nine Months Ended September 27, 2003, as Compared to the Nine Months Ended September 28, 2002.

         Our sales were $80.2 million for the nine months ended September 27, 2003, compared to $69.3 million in 2002, representing an increase of $10.9 million or 16% over the nine months ended September 28, 2002. In the Surgical Division, sales of $26.2 million represent an increase of 10% when compared to sales levels during 2002 of $23.7 million due to expansion of our sales representatives and supporting organizations in the United States and increased shipments to distributors outside the U.S. The Chattanooga Group Division contributed sales of $42.9 million compared to sales of $32.7 million in 2002 for the period beginning February 8, 2002, the date of the acquisition, through the end of the third quarter. When compared to 2002 sales, the Chattanooga Group Division’s sales increased 31% from $32.7 million primarily due to the extra weeks in 2003 and to new product sales of VitalStim™ and the DTS™ compression system which we commenced selling in the first quarter of 2003. The Soft Goods Division reported sales of $11.1 million for the period, compared to $12.9 million in 2002, which this decline is at least in part a result of the division’s major customers decreasing their inventory purchases to lower their inventory levels.

         Gross margin increased by $6.7 million to $39.6 million as compared to $32.9 million for the nine months ended in 2002. The Chattanooga Group Division accounts for $4.5 million of this amount, with $2.4 million of the division’s increase relating to the additional six weeks of activity included in 2003. Gross margin as a percent of sales increased from 47.5% to 49.4% when compared to same period of 2002, primarily as a result of our cost reduction efforts and improved manufacturing costs in all three divisions.

        Research and development expenses were $3.8 million for the first nine months of 2003, an increase of $1.4 million or 57% compared to the $2.4 million of research and development expenses we incurred in the nine months ended September 28, 2002. The Surgical Division increase of $372,000 is a result of increase product development costs associated with our Reverse Shoulder™ Prosthesis, 3DKnee™, and the ceramic-on-ceramic hip projects. The Chattanooga Group Division contributed $804,000 of the increase in research and development expenses primarily due to increased spending to develop and introduce to the market our new electrotherapy product line and an additional $134,000 due to the additional six weeks of activity included in 2003 compared to the first half of 2002.

         Selling, general, and administrative expenses of $29.3 million in the first nine months of 2003 increased $3.7 million or 14% compared to the nine months ended September 28, 2002. Approximately $1.4 million of the increase related to the inclusion of the Chattanooga Group Division for the full nine months in 2003 compared to excluding six weeks in 2002. The remainder of the increase is primarily due to increased commissions associated with higher sales for the Surgical and Chattanooga Group Divisions, as well as higher consulting and travel charges resulting from expanded sales activites.

         Our operating income increased by $1.7 million to $6.5 million in the first nine months compared to $4.9 million for the first nine months of 2002 because of all of the factors described above. Interest expense, including the loss relating to the early extinguishment of debt, increased during the nine-month period of 2003 to $12.8 million as compared to $5.2 million during the same period in the prior year. This was primarily due to interest expense related to prepayment penalties and unamortized warrant and debt issue costs resulting from early payments made to reduce our long-term debt.

         Overall,we incurred a net loss of $4.5 million for the nine months ended September 27, 2003 as compared to breaking even during the nine months ended September 28, 2002.

Capital Expenditures

        The following table summarizes our capital expenditures during the indicated periods:

	For the Nine Months Ended
(in thousands)	September 27, 2003	September 28, 2002

Buildings and leasehold improvements	$ 157	$ 129
Equipment	555	226
Furniture and fixtures	252	272
Surgical instrumentation	683	278

Total	$1,647	$ 905

         We have made significant investments in the surgical implant instrumentation required to implant our surgical products. The size of our investments in this instrumentation has increased due to the increasing size of our sales force and the expansion of our product lines. Consistent with industry practice, our sales agents often provide surgeons with the usage of necessary surgical implant instrumentation free of charge. Following surgery, the instruments are returned to our agents or us and the hospital pays us for any products used in the surgery. In the United States, we capitalize and depreciate the surgical implant instrumentation we purchase, whereas the instruments are sold or leased to our international customers.

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

Liquidity

         For the first nine months of 2003, our operating activities provided cash and cash equivalents of $7.0 million, compared to $7.8 million for the same period in 2002. This decrease is primarily a result of a lower decrease in our inventory levels in 2003 compared to the decrease in 2002.

         On August 11, 2003 we sold a total of 10,637,500 shares of our common stock at $4.00 per share in a public offering. This offering generated total gross proceeds of approximately $42.6 million, and we used the net proceeds of approximately $39.0 million to repay $25.9 million indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC, $2.0 million of the term loan debt under our senior credit facility with Bank of America, $10.6 million to repay our outstanding indebtedness under our Bank of America revolving credit facility, and the remainder for general corporate purposes.

         Since inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. Our Bank of America credit facility, as amended on September 26, 2003, currently totals $25 million in principal availability under a revolving line of credit facility. The availability of funds we can borrow at any given time under the revolving line of credit depends upon the level of the borrowing base, which is based upon accounts receivable and inventory. As of September 27, 2003, we had an available borrowing base of approximately $23.3 million, and we had borrowed $236,000 of this available amount.

         We executed various security documents and we pledged all of our assets to the lenders to secure the financing under our Bank of America credit agreement. The interest rate under our credit facility is dependent on our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization), but based on that ratio as of September 27, 2003, is equal to Bank of America’s base rate plus .25%, or the London Interbank Offered Rate (“LIBOR”) plus 1.75%.

         Additionally, in order to finance the acquisition of Chattanooga Group, Inc., we and our subsidiaries entered into a note and equity purchase agreement dated as of February 8, 2002 with CapitalSource Finance LLC (“CapitalSource”), as agent and purchaser, pursuant to which we sold to CapitalSource $24,000,000 in senior subordinated notes. We and our subsidiaries executed various security documents whereby we pledged our assets to CapitalSource in order to secure our obligations. CapitalSource’s rights to the collateral we have pledged to them to secure the senior subordinated notes are junior and subordinate to the rights in the collateral of the various lenders and the security interests created by the security documents executed pursuant to the Bank of America credit agreement. We repaid all of the outstanding principal and accrued payment in kind interest on these notes with the proceeds of our public offering. Our agreements with CapitalSource were amended and restated as of September 26, 2003, and now allow us to borrow up to $24 million, of which during October 2003 we borrowed $5 million. The interest rate for amounts we borrow under the senior subordinated notes payable to CapitalSource will be 12% per annum from and after our next borrowing draw request on the loan, but until then the interest rate will be equal to the Citibank, N.A. prime rate plus 2%.

         These debt arrangements contain operating and financial agreements and restrictions which may restrict our business and financing activities. These debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations.

         In connection with the original CapitalSource note agreement, we granted to an affiliate of CapitalSource a warrant to purchase through February 8, 2009 up to an aggregate of 2,198,614 shares of our common stock at a purchase price of $0.01 per share. The expense related to this warrant was recognized during the period from February 8, 2002 and when we repaid the original debt, which occurred during the months of August and September 2003.

         In the first and third quarters of 2002, we received from our lenders waivers of events of default related to our non-compliance with a covenant which requires us to achieve a minimum level of cash flow, based on earnings before interest, taxes, depreciation and amortization expenses. We amended our agreements with our senior lenders to modify our minimum cash flow covenant effective for the second quarter of 2002. In addition, we further amended our agreements to modify our minimum cash flow covenant and some of our other financial covenants effective as of the fourth quarter of 2002. As stated above, we amended and restated both of our agreements with our lenders effective as of September 26, 2003. These amendments both improved our cost of borrowing and modified our financial covenants in a manner which generally increases the likelihood of our compliance.

         While we currently believe that we will be able to meet all of our financial covenants during 2003 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that we will in fact be able to do so or that we will be able to obtain a waiver of default or amendments to our credit agreement in the future. In addition, we believe that our existing cash, including the amounts we generated through our recent public offering, and through operations and amounts available through our existing debt agreements, will be sufficient to meet our needs for at least the next twelve months.

         In addition to the current restrictions and requirements contained in our current loan and credit agreements, if we were to borrow under our current facilities with Bank of America and CapitalSource the maximum allowable, these debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities. This potential high degree of leverage could have negative consequences for us, including the following: (i) our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or financing may not be available to us on favorable terms; (ii) we would need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future; (iii) payments on our indebtedness would reduce the funds that would otherwise be available for operations and future business opportunities; (iv) a substantial decrease in net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations; (v) our debt level could make us more vulnerable than our competitors to a downturn in either our business or the economy generally; and (vi) because some of our debt has a variable rate of interest, it would expose us to the risk of increased interest rates.

Market Risk

         We are exposed to certain market risk as part of our ongoing business operations. Historically, our primary exposure includes changing interest rates. We are exposed to interest rate risk in connection with borrowings under the Bank of America credit agreement, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin, as described above. We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. The Bank of America credit facility and the senior subordinated notes are variable rate debt. Some of our debt is fixed rate debt. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. To date, we have entered into no derivative financial instruments.

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

Forward Looking Statements

         The foregoing Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, our dependence on the ability of our third-party manufacturers to produce components on a basis that is cost-effective to us, market acceptance of our products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the availability to locate acceptable acquisition candidates and then finance and integrate those acquisitions, and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Recently Issued Accounting Pronouncements

         In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”),“Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material effect on our financial condition or results of operations.

         In January 2003, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. The adoption of EITF 02-16 did not have a material effect on our financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of our third quarter of fiscal 2003. This Statement requires companies to classify certain instruments as liabilities, which may have previously been recorded as a component of stockholders’ equity. The adoption of SFAS No. 150 did not have a material effect on our financial condition or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There have been no material changes relative to market risks from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

         As indicated in the certifications in Exhibit 31 of this report, Encore's chief executive officer and chief financial officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e). Based on the evaluation of our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our chief executive offier and chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

         There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
None.
ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.       DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.      OTHER MATTERS
None.
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

1.	Exhibits.
A. Exhibit 31.1 - Certification (pursuant to Securities Exchange Act Rule 13a-14(a) by Chief Executive Officer.
B. Exhibit 31.2 - Certificaton (pursuant to Securities Exchange Act Rule 13a-14(a) by Chief Financial Officer.
C. Exhibit 32.1 - Section 1350 - Certification (pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by Chief Executive Officer
D. Exhibit 32.1 - Section 1350 - Certification (pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by Chief Financial Officer.
2.	Reports on Form 8-K
A. On July 28, 2003, Encore Medical Corporation filed a Current Report on Form 8-K furnished under Item 9, and also pursuant to Item 12, its press release, dated July 28, 2003, announcing second quarter results. The Report listed above as "furnished" under Item 9 and Item 12 is not deemed "filed" with the SEC and is not incorporated by reference herein or any other SEC filings.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2003	By: /s/ Kenneth W. Davidson
Date	Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer

November 10, 2003	By: /s/ August B. Faske
Date	August B. Faske, Executive Vice President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, Kenneth W. Davidson, Chief Executive Officer of Encore Medical Corporation, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003 of Encore Medical Corporation;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(i)	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 10, 2003

/s/ Kenneth W. Davidson
Kenneth W. Davidson
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, August B. Faske, Chief Financial Officer of Encore Medical Corporation, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003 of Encore Medical Corporation;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(i)	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:November 10, 2003

/s/ August B. Faske
August B. Faske
Chief Financial Officer

Exhibit 32.1

Certification of Periodic Financial Report

Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Kenneth W. Davidson, the chief executive officer of Encore Medical Corporation (the “Company”) hereby certifies that, to his knowledge:

(i)	the Quarterly Report on Form 10-Q of the Company for the quarter ended September 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 10, 2003

/s/ Kenneth W. Davidson
Kenneth W. Davidson
Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Encore Medical Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, August B. Faske, the chief financial officer of Encore Medical Corporation (the “Company”) hereby certifies that, to his knowledge:

(i)	the Quarterly Report on Form 10-Q of the Company for the quarter ended September 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 10, 2003

/s/ August B. Faske
August B. Faske
Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Encore Medical Corporation and furnished to the Securities and Exchange Commission or its staff upon request.