Form 10-K
period 2003-12-10
ENCORE MEDICAL CORP
filed 2004-03-29
CIK 944763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in 1I of this Form 10-K or any amendment to this Form 10-K. Yes ____ No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Encore Medical Corporation, computed by reference to the last sales price of such stock as of March 15, 2004, was $250,279,324. As of March 15, 2004, the registrant had 42,821,115 shares of its common stock outstanding.

ENCORE MEDICAL CORPORATION
Annual Report on Form 10-K
For the year ended December 31, 2003

NOTE ON INCORPORATION BY REFERENCE

Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this annual report of Form 10-K, pursuant to Regulation 14A.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Encore Medical Corporation (“Encore”, the “Company” or “we”) for the year ended December 31, 2003 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described on the following pages and elsewhere in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

3D Matrix®, 911 First Response®, Adapta®, Auto-Flex®, Auto-Trac™, B.A.T.H.™, Cellex™, Chattanooga™, Chattanooga and Graphic™ (Columbian app), Chattanooga Europe™, Chieftain®, Clear Cut™, ColPaC®, Cover-Sling®, CPS™, Cyclone™, Cyclone (and design) ™, Cyclone ACP™, DTS™, Dura-Stick®, Dura-Stim™, EMG Retrainer®, E Encore (and design) ™, E2 Fix®,Encore®, Encore Orthopedics (and design)®, EPIK®, ErgoBasic™, ErgoStyle™, ErgoWave®, ES 2000™, Ever Green Because It’s Our World Too®, Excelerator™, FlexiPAC®, Fluido™, Fluidotherapy®, Foundation®, HotPac™, Hydrocollator®, Hydrocollator (and design)®, Hydrocollator Colpac®,Industry’s Choice®, Intelect®, Intelect Legend™, Intellect Transport™, Isobar™, Kallassy Ankle Support®, Keramos™, Keramos (and design) ™, Keystone®, Linear®, Maximum Poly®, Myossage®, Navigator®, Nylatex®, OptiFlex®, OptiFlex S™, Opti-Ice™, Osteomill®, Para-Care®, PASS™, Power Flex®, PowerPlay™, PresSsion®, Pre-Vent™, RAM™, Quick-fit™, Rebound®, Revelation®, Reverse®, Reverse (stylized) ™, RSP®, Secure-All®, Sensaflex™, Spinalator®, Sports Supports®, Sports Supports (and design) ®, Stabilizer™, Stamina®, Stealth®, Steam Pack®, TheraTherm®, 3DKnee™, Triax®, Triton®, True/Fix®, True/Flex®, Tru/Lok™, Tru-Trac®, Turtle Neck®, TX®, Vectra®, Vectra Genisys™, Vitality®, VitalStim™, Warm’n Form®, Wellness by Design®, and WRIGHTLOCK®.

PART I.

ITEM 1. BUSINESS

OVERVIEW

Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (indivudally referred to as "us," "we," "our company," "the Company," or "Encore"), is a diversified orthopedic company that designs, manufactures and distributes a comprehensive range of high quality orthopedic devices, sports medicine equipment and other related products for the orthopedic industry. We sell our products to orthopedic surgeons, physical and occupational therapists and other orthopedic specialists who use our products to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. Our surgical implants are used in reconstructive surgical procedures for the knee, hip, shoulder and spine. Our soft goods and rehabilitation products are used before surgery to offset the progression of an orthopedic condition. After surgery, our rehabilitation and soft goods products are used to assist the patient in recovery and to protect against further injury. As a result, we believe our products address a wide spectrum of the orthopedic continuum of care.

We have marketed and distributed our products through our three operating divisions, our Surgical Division, our Chattanooga Group Division and our Soft Goods Division. Our Surgical Division provides implant products across all three major segments of the orthopedic surgical market, including reconstructive joint products, such as hip, knee and shoulder implants; trauma products; and spinal implants. Our Chattanooga Group Division is a leader in domestic sales of many of the products used for orthopedic rehabilitation. Our Soft Goods Division provides orthopedic soft goods that are used to assist in the repair and rehabilitation of soft tissue and bone, and protect against injury. Total revenue from all three divisions was $108.1 million in 2003 and $95.5 million in 2002. Our income from operations was $9.2 million in 2003 and $7.1 million in 2002. Beginning in 2004 our soft goods products will be marketed and distributed as part of our Chattanooga Group Division to improve operational effectiveness and focus.

Throughout our history, we have strongly emphasized research and development to expand the product line of our Surgical Division. Since our inception, we have developed and obtained regulatory approval for over 100 products and product improvements. We continue to develop internally new products to enhance our organic growth. For example, we commenced the sale of several new products in 2003, including the 3DKnee System, our data-driven design total knee replacement. In addition to a continued focus on product innovation within our Surgical Division, our Chattanooga Group Division will continue its historical pattern of investing in product development. For example, we recently began selling VitalStim, a product used for the treatment of dysphagia, a swallowing disorder, and a new line of world-class electrotherapy equipment.

We have used strategic business acquisitions to broaden our product offering and to increase our customer base. Since July 1, 2001, we have completed two significant acquisitions that have allowed us to expand our business into two new product segments of the orthopedic market — orthopedic soft goods and rehabilitation equipment — both of which complement our Surgical Division. In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation. In February 2002, we purchased Chattanooga Group, Inc., a provider of orthopedic rehabilitation products, which became our Chattanooga Group Division. These acquisitions provide us access to a wide range of distribution partners and allow us the opportunity to sell our existing products to an expanded customer base. With the completion of these two acquisitions, we provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings.

INDUSTRY BACKGROUND

The worldwide orthopedic market was estimated to be approximately $17.1 billion in 2002 with sales in the United States accounting for approximately $10.5 billion. While we participate in the overall orthopedic market, for the twelve months period ended December 31, 2003, we derived approximately 33% of our revenue from sales of our orthopedic implants through our Surgical Division. The worldwide orthopedic implant market is expected to grow from $4.6 billion in 2002 to $7.2 billion in 2009 and the number of procedures is expected to grow from 2.0 million in 2002 to 2.6 million in 2009.

Orthopedic implants include reconstructive joint products such as hip, knee, and shoulder implants, all of which are expected to experience market growth over the next several years. Worldwide hip implant sales are expected to grow at a 6.2% annual growth rate from 2002 to 2009 and average selling prices are expected to increase from $2,173 in 2002 to $2,769 in 2009. Over the same time period, worldwide sales of knee implants are expected to increase by 6.9% annually with the average selling price expected to increase from $2,698 in 2002 to $3,152 in 2009, primarily due to advancements in technology. Though a smaller market opportunity, worldwide shoulder implant sales are expected to experience a 7.9% annual growth rate from $178.7 million in 2002 to $304.5 million in 2009. We participate in each of these markets.

Several factors are driving growth in the orthopedic industry, these factors include:

Favorable demographics. An aging population is driving growth in the orthopedics market. For example, a majority of reconstructive implants are performed on patients who are aged 65 and over. In addition, as people are living longer, more active lives, they are engaging in sports and activities such as running, softball, skiing, rollerblading, golf and tennis, which result in injuries with greater frequency and at an earlier age than ever before.

Improving technologies. Advances in technologies and procedures have expanded the scope and applications of products addressing the orthopedic market. For example, joint reconstruction was historically reserved for older patients who tend to be less active and who typically place less stress on their implants. However, with new technologies that prolong the expected life of implants and conserve patients’ existing bone, surgeons are increasingly able to accommodate younger and more active patients. In addition, developments in alternative surface interfaces that reduce wear, such as ceramic-on-ceramic and metal-on-metal, have created products that are superior to traditional implants, and encourage surgeons to implant them earlier in a patient’s life. Further, new developments in minimally invasive hip and knee implant surgical procedures encourage patients and their surgeons to turn to implants earlier in the overall treatment process.

Increased pricing and replacement procedure volume. We believe new technologies such as ceramic-on-ceramic acetabular hip implants, typically command a premium price to traditional implants. In addition, with the average lifespan of many reconstructive joint implants being 15 to 20 years, a revision replacement device must be implanted once an older device loses its effectiveness. These revision replacement procedures represent a growing proportion of total reconstructive procedures, as the first large group of patients to receive reconstructive joint devices was in the 1980s, and these devices are generally due for replacement. Because these revision replacement implants are more complex, they are typically more expensive to produce but yield higher prices. As a result, the orthopedic implant market has benefited from a positive mix shift, through both the introduction of new products and the increased sales of revision products.

OUR STRATEGY

Our objective is to strengthen our position as a provider of a comprehensive range of orthopedic devices, sports medicine equipment and related products to orthopedic surgeons, physical and occupational therapists and other orthopedic specialists operating in a variety of treatment settings. To achieve this objective, we intend to:

Expand U.S. market coverage of our Surgical Division. We intend to expand our coverage and further penetrate the U.S. surgical device market. We are actively recruiting sales representatives to continue to expand the geographic areas in which we sell. As of December 31, 2003, we had 115 sales representatives who cover territories that represent all or part of 35 states. This is an increase of approximately 25% in the number of our sales representatives since December 31, 2002. We believe that there is significant growth potential for us if we can enter additional states and penetrate new markets in the states we presently serve. In recruiting sales representatives, we seek individuals who have strong relationships with orthopedic surgeons, which provide us with additional opportunities to develop new relationships, increase overall market awareness of our products, and increase sales.

Develop and launch new products. We plan to continue to develop and launch new products through internal development and potential acquisitions. In our Surgical Division, we intend to expand our reconstructive joint and spinal product lines to more fully meet the needs of orthopedic surgeons and to cover additional types of surgical procedures. In 2002, we launched the Cemented Calcar Hip System. In 2003, we released the EPIK unicondylar knee, the 3DKnee System, and the Cyclone Anterior Cervical Plate. In addition, we continue to advance our clinical study on the Reverse Shoulder Prosthesis. Our Chattanooga Group Division intends to maintain its leadership position through continued innovation and development of our electrotherapy, patient care and other product offerings. During 2003, our Chattanooga Group Division introduced VitalStim, a therapeutic product for the treatment of dysphagia, a swallowing disorder, as well as the DTS Compression System, a therapeutic chiropractic table system. We believe that our close interaction with our customers enables us to learn of opportunities for new technologies as they develop in the marketplace.

Pursue strategic acquisitions. We intend to expand our business through selected acquisitions of complementary businesses, products or technologies in the orthopedic industry. Since July 2001, we have made two strategic acquisitions that significantly enhanced our product offerings and expanded our customer base. The first was the acquisition of the orthopedic soft goods, patient safety device, and pressure care product lines from Kimberly-Clark Corporation and the second was the acquisition of Chattanooga Group, Inc. We will continue to pursue acquisitions of companies or product lines that are complementary to our product mix, sales and distribution network, or manufacturing capabilities. However, we do not have any acquisition commitments or agreements at this time.

Expand international distribution capabilities. Although approximately half of the worldwide sales of orthopedic devices and related products occur outside the United States, only approximately 13.0% of our sales during 2003 was derived from international sales. Consequently, we believe there are opportunities to expand our business outside the United States. We are seeking new distributors in Europe and other foreign markets. We may consider acquisitions of companies that have already established an international distribution infrastructure. However, we do not have any acquisition commitments or agreements at this time.

Improve operating performance of each division. One significant contributor to the growth of our operating income will be our continued ability to leverage and improve the efficiency of our operating infrastructure. We have implemented profit enhancement programs in each of our divisions to increase our operating margins. Each of our divisions has already experienced margin improvement. Comparing the gross margins as a percentage of sales of each of our divisions for the years ended December 31, 2003 and December 31, 2002, the Surgical Division increased to 70.0% from 69.0%, the Chattanooga Group Division increased to 41.6% from 40.4%, and the Soft Goods Division increased to 33.3% from 30.9%.

OUR PRODUCTS

We design, manufacture, market and distribute orthopedic devices and related products for the orthopedic industry. Our products are used primarily by orthopedic surgeons, physical and occupational therapists and other orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. During 2003, our Surgical Division accounted for 32.9% of total sales, our Chattanooga Group Division accounted for 53.2% of total sales and our Soft Goods Division accounted for 13.9% of total sales.

Surgical Division

We currently design, manufacture and market a wide variety of orthopedic reconstructive joint products, trauma products, spinal implant products and instruments used by surgeons to perform orthopedic surgery.

Reconstructive Joint Products.    We offer reconstructive joint products in three general areas: knees, hips and shoulders. In 2003, knee products accounted for 40.2% of our Surgical Division sales, hip products accounted for 33.9% of our Surgical Division sales, and shoulder products accounted for 8.8% of our Surgical Division sales. The following table summarizes our current Surgical Division reconstructive joint product offerings:

Product Segment	Description	Brand Name
Knees………	Primary total joint replacement	Foundation Primary Knee System
Foundation PS Primary Knee
3DKnee System

	Revision total joint replacement	Foundation Revision Knee System

	Unicondylar joint replacement	EPIK Unicondylar Knee

Hips………	Primary replacement stem	Foundation Hip Stem
Linear Hip Stem
Revelation Hip Stem
Vitality Hip Stem
Cemented Calcar Hip Stem

	Acetabular cup system	FMP Acetabular System
Metal-on-Metal Acetabular
Keramos Ceramic-on-Ceramic Acetabular System

	Revision joint replacement	Keystone Hip System

Shoulders………	Primary total joint replacement	Foundation Shoulder System
Reverse Shoulder Prosthesis

	Fracture repair system	Foundation 4-Part Shoulder System

	Revision total joint replacement	Foundation Revision Shoulder System

Trauma Products.    Our trauma products are designed to address difficult surgical requirements brought about by disease, fracture and deformity. In 2003, trauma products accounted for approximately 5.4% of our total Surgical Division sales. Our trauma products include:

• True/Flex Upper Extremity Intramedullary Nail System: a system of surgical nails used in repairing bone fractures, primarily for use in correcting upper extremity fractures;

• True/Lok External Fixation System: an external fixation system developed by Texas Scottish Rite Hospital; and

• True/Fix Internal Fixation Products: a complete line of specialty products for use in the treatment of upper extremity orthopedic trauma and additional trauma products used in the hip and ankle areas of the body.

Spinal Implant Products.    Within the United States we distribute spinal implant products designed and manufactured by Medicrea, a French company whose spinal implant products are used in lumbar and cervical fusion. The PASS Poly-Axial Spinal System, designed and manufactured by Medicrea, consists of a lumbar pedicle screw system used to achieve fusion of the spine. In addition, we recently introduced the Cyclone Anterior Cervical Plate used in cervical spine fusion. In 2003, sales of spinal products accounted for approximately 9.4% of our total Surgical Division sales.

Chattanooga Group Division

Our Chattanooga Group Division is a leading provider of rehabilitation products used by a variety of healthcare professionals involved in the field of physical medicine. In 2003, sales of our Chattanooga Group Division were as broken down as follows: patient care products accounted for 46.9% sales; electrotherapy products, including the new dysphagia products accounted for 31.4% of sales; physical therapy tables and traction products accounted for 14.9% of sales; and chiropractic products accounted for 6.8% of sales. The following table summarizes many of our current Chattanooga Group Division product offerings:

Product Segment	Description	Brand Name
Patient Care………	Dry heat therapy	Fluidotherapy
	Hot/cold therapy	Hydrocollator
	Paraffin wax therapy	Para-Care
	Continuous passive motion	OptiFlex
	Moist heat therapy	TheraTherm
	Compression therapy	PresSsion

Electrotherapy………	Electrotherapy/ultrasound	Intelect
Vectra
CPS

	Electrodes	Dura-Stick

Dysphagia………	Electrotherapy	VitalStim

Physical Therapy Tables………	Treatment Tables	Triton
Adapta

	Traction	TX
Triton
Tru-Trac

Chiropractic………	Treatment Tables	ErgoStyle
ErgoWave
ErgoBasic
ES2000
DTS

Soft Goods Division

Our Soft Goods Division offers orthopedic soft goods, patient safety devices and patient care products, which are used to assist in the repair and rehabilitation of soft tissue and bone, to protect patients from injury and to aid patients in their recovery from orthopedic trauma and surgery. In 2003, sales for our Soft Goods Division were broken down as follows: orthopedic soft goods products accounted for 63.4% of sales, patient safety devices accounted for 29.8% of sales, and pressure care products accounted for 6.8% of sales. The following table summarizes many of our current Soft Goods Division product offerings:

Product Segment	Description	Brand Name
Orthopedic Soft Goods	Cervical, spine and shoulder	911 First Response
	products	Chieftain
Turtle Neck

	Elbow, wrist and hand products	Sports Supports
B.A.T.H.

	Lumbar, spine and torso products	Sports Supports
Warm N Form

	Upper leg and knee products	Sports Supports
Power Play
Quick Fit

	Lower leg, foot and ankle	Kallassy Ankle Support
	products	Excelerator Ankle Splint
Excelerator Fracture Walker

Pressure Care Products	Knee, heel and elbow protectors	Pre-Vent

Patient Safety Devices	Body belts and limb holders	Secure-All

RESEARCH AND DEVELOPMENT

Our research and development programs focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs. We are continually seeking to develop new technologies to improve durability, performance and usability of existing products. In addition to our own research and development, we receive new product and invention ideas, especially in procedure-specific areas, from orthopedic surgeons, inventors and other orthopedic specialists. For ideas that we deem promising from a clinical and commercial perspective, we seek to obtain rights to these ideas through entering into either assignment or licensing agreements. We conduct research and development programs at our facilities in Austin, Texas and Chattanooga, Tennessee.

We spent approximately $5.0 million in 2003, $3.4 million in 2002, and $1.7 million in 2001 for research and development. As of December 31, 2003, our research and development department had 38 employees.

MARKETING AND SALES

Each of our three divisions has developed its own sales and distribution channels. The combination of these three divisions provides us the opportunity to sell our products to a variety of treatment settings across new and potentially complementary distribution networks.

Surgical Division

Our Surgical Division products are currently marketed and sold in the United States to hospitals and orthopedic surgeons through a network of 115 independent commissioned sales representatives who cover territories in all or part of approximately 35 states. We are actively recruiting sales agents and representatives to continue to expand the geographic areas in which we sell. Generally, our sales representatives sell either reconstructive and trauma products or spinal products. However, a few of our sales representatives sell all of these products. Sales agents are generally granted a contract with a term of one to five years. Additional representatives work for these agents. Agents are typically paid a sales commission and are eligible for bonuses if sales exceed certain preset objectives. We assign our sales agents to an exclusive sales territory. Substantially all of our sales agents agree not to sell competitive products. Typically we can terminate our agreements with sales agents prior to the expiration of our agreements only with “cause,” which includes failure to meet specified periodic sales targets. The few sales agents who are permitted to sell competitive products are terminable at will. We provide our agents with product inventories on consignment for their use in marketing our products and for filling customer orders.

Outside the United States, our surgical products are sold through distributors principally in Europe and Japan. While we previously had a distribution arrangement that covered substantially all of Europe, we terminated our relationship with that European distributor in the fourth quarter of 2000 because, based on the decline in European sales by that distributor, we determined that over time we could develop a more effective European distribution network on a country-by-country basis. In Japan, Senko Medical Trading Co. carries our total joint products and most of our trauma products while the rest of our trauma products are sold by Century Medical, Inc. During 2003, we added three new distributors in Germany, Greece, and Venezuela which began carrying our total joint products.

To a significant extent, sales of our surgical products depend on the preference of orthopedic surgeons and other sports medicine professionals. We have developed and maintained close contractual relationships with a number of widely recognized orthopedic surgeons who not only assist us with designing our products, but who also assist us in marketing our products. These orthopedic surgeons may give demonstrations utilizing our products, assist in the development of our marketing materials, participate in symposia addressing both clinical and economic aspects of our products, speak about our products at medical seminars, train other surgeons in the use and implantation of our products, and provide us with feedback on the industry’s acceptance of our products. Surgeons who assist us in designing our products are generally compensated with a royalty. Our consulting surgeons, depending on the particular services provided in support of our products, are paid consulting fees for their services. As a portion of their compensation, these surgeons may also receive stock options under our 1997 Surgeon Advisory Panel Stock Option Plan.

Chattanooga Group Division

Our rehabilitation products are currently marketed and sold through a worldwide network of over 6,000 dealers, which are managed by our internal sales people. These dealers sell Chattanooga Group Division products to a variety of healthcare professionals including physical therapists, athletic trainers, chiropractors and sports medicine physicians. Except for distributors outside of the United States, the Chattanooga Group Division does not maintain formal distribution contracts. In addition, no particular distributor accounts for more than 4.7% of Chattanooga Group Division sales. Distributors purchase products from Chattanooga Group Division at discounts ranging from 30% to 50% off the published list price. We maintain an internal marketing and sales support program to support our dealer network. This network is comprised of a group of individuals who provide dealer and end-user training, develop promotional materials, and attend over 30 trade shows each year.

Soft Goods Division

Our Soft Goods Division products are sold primarily to hospitals through third-party distributors. These distributors include large, national third-party medical/surgical distributors such as Cardinal Health, Owens & Minor, Inc., McKesson, the Henry Schein companies and Physician Sales and Service (PSS), regional medical/surgical distributors such as The Burrows Company and Professional Hospital Supply, and medical product buying groups. These distributors generally resell the products to hospitals, hospital buying groups, integrated delivery networks, primary care networks and orthopedic physicians for use by patients. In addition, we have entered into national or regional contracts to sell our products to large healthcare providers and group purchasing organizations, such as Consorta, Concentra, Broadlane, MedAssets HSCA, Amerinet, and the United States government. Under these contracts, we provide discounted pricing to the buying groups and are designated to the members of the particular buying group as an authorized, and sometimes preferred, source for specific products. Because members of these buying groups are not obligated to purchase our products, we utilize an independent commissioned sales force to market our products directly to the members of these buying groups. Our Soft Goods Division has limited international sales to distributors in Canada, England, Puerto Rico, France, Portugal and several other countries. We leverage the sales and distribution of our Soft Goods Division products to build brand awareness and strengthen our reputation in markets targeted for the sale of higher priced Surgical Division products.

MANUFACTURING

We use both in-house manufacturing capabilities and relationships with third-party vendors to supply our products. Generally, we use third-party vendors that have special manufacturing capabilities. In addition, we use third party vendors when we believe it is appropriate based on certain factors, including our in-house capacity, lead time control, and cost control. We believe there are alternate sources for all our vendors and suppliers and believe that adequate capacity exists at our current suppliers to meet all of our anticipated needs.

Surgical Division

Our in-house capacity for our Surgical Division includes computer controlled machine tools, belting, polishing, cleaning, packaging and quality control. We obtained internationally recognized ISO 9001 qualification and the European Community Medical Device Directive “CE” certification for this division in 1996. Our U.S. manufacturing operations also comply with FDA QSR regulations. The primary raw materials used in the manufacture of our surgical products are cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene. All Surgical Division implants and instruments go through in-house quality control, cleaning and packaging operations. Quality control measures begin with an inspection of raw materials and castings prior to use, and pieces are inspected at various intervals in the manufacturing process. As a final step, our products pass through a “clean room” environment designed and maintained to clean our products and reduce product exposure to particulate matter and bio burden.

Chattanooga Group Division

Our Chattanooga Group Division manufactures products which account for a majority of that division’s sales in its manufacturing facilities located in Chattanooga, Tennessee. These facilities are capable of utilizing various manufacturing processes, including metal fabrication, coating, electronic assembly, mechanical assembly, wood working, sewing and a variety of others. The manufacturing facilities for our Chattanooga Group Division are ISO 9001 certified. Our U.S. manufacturing operations for rehabilitation equipment products also comply with FDA QSR regulations. We utilize Asian subcontractors to manufacture a significant amount of our electronic components.

Soft Goods Division

For our Soft Goods Division, we supply all of the raw materials and equipment necessary to make our products to a manufacturing supplier in Mexico. They in turn supply the labor component necessary to assemble and finish our soft goods products. This vendor employs the laborers and manages the assembly process, subject to the supervision of our onsite personnel. We currently have no manufacturing operations in any foreign country other than Mexico. We entered into our agreement with the manufacturer located in Acuna, Mexico, on July 1, 2001. That agreement remains in effect through June 30, 2004, and may be renewed for a term of one to three years by mutual agreement between us and the manufacturer. We pay the manufacturer based on labor hours, and we have promised to purchase from the manufacturer a minimum of $506,250 of labor per year.

AFFILIATED SURGEONS

A key aspect in our development, marketing and sale of our surgical products is the use of designing and consulting surgeons. Each major product is supported by several designing surgeons who assist us not only with the design of the product, but who also give demonstrations using the product, assist in developing marketing materials and participate at symposia addressing both clinical and economic aspects of the product. These professionals often assist the Company by, speaking about our products at medical seminars, assisting in the training of other professionals in the use and implantation of these products and providing us with feedback on the industry’s acceptance of our products. We also have established relationships with consulting surgeons who perform various consulting services for us. Such services include conducting clinical studies on various products, analysis of economic issues relating to use of the products, establishment of protocols for use of the products and participation at various symposia. The designing surgeons working on a product are compensated with a royalty, which is typically split among the group members. Consulting surgeons are also paid consulting fees for their services to us in support of our products. The designing and consulting surgeons may also receive stock options.

INTELLECTUAL PROPERTY

We hold numerous United States and foreign patents covering a wide range of our products. We own a majority of these patents and have licensed rights to the remainder, either on an exclusive or non-exclusive basis. The quantity of intellectual property we own significantly increased as a result of our acquisition of Chattanooga Group, Inc. and our purchase of our orthopedic soft goods product lines from Kimberly-Clark Corporation. We have over 50 trademarks registered in the United States, a number of which are also registered in countries around the world, such as China, Japan, Australia, Germany, Switzerland, Austria, and/or other countries in the European Community. We also assert ownership of numerous unregistered trademarks, some of which have been submitted for registration in the United States and foreign countries. In the future, we will apply for such additional patents and trademarks as we deem appropriate. However, we cannot guarantee whether our existing or future patents, if any, will afford adequate protection, whether any existing patent applications will result in issued patents, or whether our patents will be circumvented or invalidated.

Additionally, we seek to protect our non-patented know-how, trade secrets, processes and other proprietary confidential information, through a variety of methods, including having our employees and consultants sign invention assignment agreements and confidentiality agreements and having our independent sales agents and distributors sign confidentiality agreements. However, these methods may not provide us with adequate protection. Because many of our products are regulated, proprietary information created during our development of a new or improved product may have to be disclosed to the FDA or another U.S. or foreign regulatory agency in order to have the lawful right to market such product. Our proprietary information may also become known to, or be independently developed by, our competitors, or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have distribution rights to certain products that are manufactured by others and hold both exclusive and nonexclusive licenses under third party patents and trade secrets that cover some of our existing products and products under development. As of December 31, 2003, sales from these distribution agreements and licenses represent a small portion of our overall sales.

There can be no assurance that the validity of any of the patents or other intellectual property owned by or licensed to us would be upheld if challenged by others in litigation. Due to these and other risks described previously, we do not rely solely on our patents and other intellectual property to maintain our competitive position. We believe that development of new products and improvement of existing ones is and will continue to be more important than having our products covered by patents in maintaining our competitive position.

COMPETITION

The market for orthopedic products is highly competitive and somewhat fragmented. Some of our competitors, either alone or in conjunction with their respective parent corporate groups, have research and development, sales, marketing and manufacturing capabilities that are larger than ours, which could provide those companies with a competitive advantage over our company. Recently, product pricing has become increasingly important as a competitive factor, particularly due to governmental and third-party payors’ adoption of prospective payment systems.

Due to the prior success of our Surgical Division and the market leadership of our Chattanooga Group Division, our history of innovative product development, and the extensive experience of our management team, we believe we are capable of effectively competing in the orthopedic market in the future. Further, the comprehensive range of products we offer enables us to reach a diverse customer base and to utilize multiple distribution channels in an attempt to fuel our growth across the orthopedic market. Further, our recent acquisitions in the rehabilitation area, continue to fuel name recognition of our company and our products.

Surgical Division

The market for orthopedic products similar to those produced by our Surgical Division is dominated by a number of large companies, including Biomet, Inc., DePuy, Inc. (a Johnson & Johnson company), Medtronic, Inc., Smith & Nephew, Stryker Corporation, and Zimmer Holdings, Inc. Our Surgical Division also faces competition from companies in size similar to ours, such as Wright Medical Technology, Inc. and Exactech Inc.

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

Chattanooga Group Division

While in many rehabilitation market segments, the Chattanooga Group Division holds a leading market share position, its primary competitors in the rehabilitation marketplace are Dynatronics Corporation, Mettler Electronics Corporation, Richmar Corporation, Ability One Products Corp., (a wholly owned subsidiary of Patterson Dental Company), Enraf-Nonius B.V., and Acorn Engineering Company.

Soft Goods Division

Competitors in the soft good products segment of the orthopedic market include DeRoyal Industries, Inc., dj Orthopedics, Inc., and Zimmer Holdings, Inc. Competition in the patient safety product segment includes DeRoyal Industries, Inc. and the Posey Company.

GOVERNMENT REGULATION

Our products are subject to rigorous government agency regulation in the United States and certain other countries. In the United States, the FDA regulates the testing, labeling, manufacturing and marketing of medical devices to ensure that medical products distributed in the United States are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Most of our medical devices are subject to such FDA regulation.

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

A Class III product is a product that has a wholly new intended use or is based on advances in technology for which the device’s safety and effectiveness cannot be assured solely by the General Controls, performance standards and special controls applied to Class I and II devices. These devices often require formal clinical investigation studies to assess their safety and effectiveness. A Pre-market Approval (“PMA”) from the FDA is required before the manufacturer of a Class III product can proceed in marketing the product. The PMA process is much more extensive than the 510(k) Pre-market Notification process. In order to obtain a PMA, Class III devices, or a particular intended use of any such device, must generally undergo clinical trials pursuant to an application submitted by the manufacturer for an Investigational Device Exemption (“IDE”). An IDE allows the investigational device to be used in a clinical study in order to collect safety and effectiveness data required to support a PMA application or a 510(k) Pre-market Notification submission to the FDA. Only a small percentage of 510(k)Pre-market Notification submissions require clinical data to support the application. Investigational use also includes clinical evaluation of certain modifications or new intended uses of legally marketed devices. All clinical evaluations of investigational devices, unless exempt, must have an approved IDE before the study is initiated. An approved IDE permits a device to be shipped lawfully for the purpose of conducting investigations of the device without complying with other requirements of the Food, Drug and Cosmetic Act that would apply to devices in commercial distribution.

When a manufacturer believes that sufficient pre-clinical and clinical data have been generated to substantiate the safety and efficacy of the new device or new intended use, it may submit a PMA application to the FDA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but the process may take significantly longer. In approving a PMA application, the FDA may also require some form of post-market surveillance whereby the manufacturer follows certain patient groups for a number of years, making periodic reports to the FDA on the clinical status of those patients. This helps to ensure that the long-term safety and effectiveness of the device are adequately monitored for adverse events. Most pre-amendment devices (those marketed prior to the enactment of the Medical Device Amendment of 1976) are, in general, exempt from such PMA requirements, as are Class I and Class II devices.

Our products include both pre-amendment and post-amendment Class I, II and III medical devices. All currently marketed devices hold the relevant exemptions or pre-market clearances or approvals, as appropriate, required under federal medical device law.

Our manufacturing processes are also required to comply with QSR regulations that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Further, our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA or other agencies. Failure to comply with applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA to grant future pre-market clearances or approvals, withdrawals or suspensions of current clearances or approvals and criminal prosecution. Currently, we have no adverse regulatory compliance issues or actions pending with the FDA, and no FDA QSR audits conducted at our facilities have resulted in any adverse compliance enforcement actions.

We must obtain export certificates from the FDA before we can export certain of our products and are subject to regulations in many of the foreign countries in which we sell our products. These include product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. To date, we have not experienced any difficulty in complying with these regulations.

We have implemented policies and procedures allowing us to position ourselves for the changing international regulatory environment. The ISO 9001 and ISO 13485 standards have been developed as internationally recognized guidelines that are aimed at ensuring the design and manufacture of quality products. A company that passes an ISO audit and obtains ISO certification becomes internationally recognized as operating under a competent quality system. A “CE” mark is a European system of adherence to the European Medical Device Directive. The European Community promulgaged rules requiring medical products to receive a CE Mark by mid 1998. The Surgical Division and the Chattanooga Group Division have received ISO 9001 and ISO 13485 certification and thereby are allowed to place a “CE” mark on our products.

Certain provisions of the Social Security Act, commonly known as the “Medicare Fraud and Abuse Statute,” prohibit entities, such as ours, from offering, paying, soliciting or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Violation of this statute is a felony, punishable by fines of up to $25,000 per violation and imprisonment of up to five years. In addition, the U.S. Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients.

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

EMPLOYEES

As of December 31, 2003, we had approximately 450 employees. Our workforce is not unionized. We have not experienced any strikes or work stoppages and our management considers our relationship with our employees to be good.

RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information contained in this annual report. Investing in our common stock involves a high degree of risk and you may lose part or all of your investment in our shares. Please read the section on “Forward Looking Statements.”

We have a history of net losses and may not be profitable in the future.

We have had a history of net losses. For the year ended December 31, 2003, we incurred a net loss of approximately $2.5 million, which included approximately $7.7 million ($5.5 million after tax) in prepayment penalties and unamortized warrant and debt issuances costs associated with prepayment of our outstanding debt. For the year ended December 31, 2002 our net income was $6,000. Our net income for the year ended December 31, 2001 was $548,000, excluding a $3.7 million charge resulting from the issuance of 132,353 shares of our Series A Preferred Stock on June 12, 2001. We incurred a net loss of $3.2 million attributable to our common stock for the year ended December 31, 2001. We cannot assure you that we will not continue to incur net losses for the foreseeable future, which could cause our stock price to decline and adversely affect our ability to finance our business in the future. For additional information, you should read the discussion under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we fail to compete successfully against our competitors, our sales and operating results may be negatively affected and we may not achieve future growth.

The markets for our products are highly competitive. The market for our Surgical Division products is dominated by a small number of large companies. In each of our other divisions, there are both large and small companies with which we compete. We may not be able to meet the prices offered by our competitors or offer products similar to or more desirable than those offered by our competitors. Many of our competitors have:

•	greater financial and other resources;
•	more widely accepted products;
•	superior ability to maintain new product flow;
•	greater research and development and technical capabilities;
•	patent portfolios that may present an obstacle to our conduct of business;
•	stronger name recognition;
•	larger sales and distribution networks; and/or
•	international manufacturing facilities, thereby avoiding the transportation costs and foreign import duties associated with shipping domestically manufactured products to international customers.

The factors set forth above may be material to our ability to develop and sell our products. Our failure to compete effectively in developing and selling our products would have an adverse effect on our results of operations.

Our future success requires the continued development or licensing of new products and the enhancement of existing products.

The market for orthopedic devices and related products is characterized by new product development and corresponding obsolescence of existing products. Our competitors may develop new medical procedures, technology or products that are more effective than our current technology or products or that render our technology or products obsolete or uncompetitive, which could have a material adverse effect on us. We may not be able to develop successful new products or enhance existing products, obtain regulatory clearances and approval of such products, market such products in a commercially viable manner or gain market acceptance for such products. The failure to develop or license and market new products and product enhancements could materially and adversely affect our competitive position, which could cause a significant decline in our sales and profitability.

We rely on independent sales agents and third-party distributors to market and sell most of our products. If we fail to establish new sales and distribution relationships or maintain our existing relationships, or if our independent sales agents and third-party distributors fail to commit sufficient resources or are otherwise ineffective in selling our products, our results of operations and future growth will be adversely impacted.

Our success depends largely upon marketing arrangements with our independent sales agents and distributors. These persons may terminate their relationships with us or devote insufficient sales efforts to our products. We do not control the efforts these persons make to sell our products. Our failure to attract and retain skilled independent sales agents and distributors would have an adverse effect on our results of operations.

We anticipate that a significant portion of the growth in our Surgical Division will require affiliating with additional sales agents. We will face significant challenges and risks in training, managing and retaining additional qualified sales and marketing agents. We may not be able to retain a sufficient number of additional qualified personnel to create increased demand for our products. If we are unable to grow effectively our sales and marketing team to sell our orthopedic devices and related products, our growth may be negatively affected.

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

Our quarterly sales and operating results have varied significantly in the past three years primarily as a result of our July 2001 acquisition of the assets which now comprise our Soft Goods Division and our acquisition of Chattanooga Group, Inc. in February 2002. We believe that quarterly sales and operating results may vary significantly in the future. Period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We cannot assure you that our sales will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in sales or earnings in any given period from levels expected by securities or industry analysts could have an immediate and significant adverse effect on the trading price of our common stock, and any other of our securities which we may issue in the future.

If our designing and consulting surgeons do not continue their affiliation with us, we may be unable to develop, design and test new medical devices or enhance our existing medical devices.

We have existing designing and consulting arrangements with surgeons who are well recognized by other surgeons and orthopedic specialists. We have developed and maintain close relationships with these surgeons. These professionals often assist the Company by speaking about our products at medical seminars, assisting in the training of other professionals in the use and/or fitting of our products and providing us with feedback on the industry’s acceptance of our new products. If these arrangements terminate or are not renewed, our ability to develop, design and test new medical devices or enhancements to our existing medical devices, and our ability to operate successfully, could be materially and adversely affected. We cannot assure you that we will be successful in maintaining or renewing our designing and consulting arrangements with our current surgeons.

If surgeons do not recommend our surgical products, our sales may decline or we may be unable to increase our sales or generate profits.

An important factor in the overall demand for our surgical products is the recommendation by surgeons of these products to hospitals, patients and other surgeons. We may not obtain the necessary recommendations from surgeons. Acceptance of our surgical products depends on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our surgical products compared to the products offered by our competitors and on training surgeons in the proper application of our surgical products.

If product liability lawsuits are brought against us and we do not have adequate insurance, our business may be harmed.

The manufacture and sale of medical devices exposes us to significant risk of product liability claims, lawsuits and product recalls. In the past, as well as currently, we have been and are the subject of a number of product liability claims and lawsuits relating to our products. In the future, we may be subject to additional product liability claims, which could be costly and divert attention of management. We currently maintain product liability insurance with coverage limits of $20 million per occurrence and an annual aggregate maximum of $20 million. Insurance is expensive, continues to increase in cost, and in the future may not be available on acceptable terms, if at all. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur, and we are exposed to the risk that our claims may be excluded and that our insurers may become insolvent. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially and cause our stock price to fall. In addition, as a result of a product liability claim, we may have to recall some of our products, which could result in significant costs to us and cause our stock price to fall.

Efforts to acquire other companies or product lines could adversely affect our operations and financial results.

While we have no commitments or agreements to acquire other companies or product lines, we may pursue acquisitions of other companies or additional product lines. Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing, all of which can present difficulties. There can be no assurance that we will be able to identify and make acquisitions on acceptable terms or that we will be able to obtain financing for such acquisitions on acceptable terms. Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired companies, personnel and product lines into our existing business;
•	delays in realizing the benefits of any acquired company or product lines;
•	diversion of our management's time and attention from other business concerns;
•	limited or no direct prior experience in new markets or countries we may enter;
•	higher costs of integration than we anticipated;
•	assumption of undisclosed liabilities;
•	adverse market reaction;
•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions; or
•	additional risks we may assume in connection with our acquisitions.

In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquired assets. We cannot assure you that we will be able to identify and consummate any future acquisitions or that any acquisition we consummate will be successful.

We have succeeded to contingent obligations as a result of the Chattanooga Group acquisition and may have to use our cash to satisfy such obligations.

Chattanooga Group, Inc. is the subject of a Department of Commerce investigation of its export practices with respect to unlawfully trading with an embargoed country, and unlawfully preparing export documentation. The stock purchase agreement for the Chattanooga Group, Inc. provides that the former owners shall pay us out of escrowed proceeds from their sale of stock for reasonable expenses and fines we actually incur in defending the investigation where such reasonable expenses and fines are greater than the amount that was accrued on the financial statements of Chattanooga Group, Inc. as of the date we acquired the company. To the extent we incur monetary fines, costs, and legal expenses related to the Department of Commerce investigation the sellers from whom we purchased the capital stock of Chattanooga Group Inc have agreed to indemnify us and to pay all reasonable costs, expenses, settlements, and fines in excess of the $167,000, which as of December 31, 2003, was the remaining amount of what was accrued as a liability on Chattanooga Group Inc.’s financial statements as of the date of the acquisition up to a maximum of $5 million. With respect to the legal expenses, the sellers are only obligated to indemnify and reimburse us for the legal expenses of the law firm currently handling the investigation or any other law firm of their choice. If upon final determination or settlement of the Department of Commerce investigation we ultimately incur total expenses or fines in an amount less than the approximately $167,000 accrual, we shall owe the sellers the remainder of the accrual. When we acquired Chattanooga Group, Inc., $2.5 million of the sellers' sale proceeds were placed in escrow to satisfy the sellers' indemnity obligations to us, and currently in accordance with the terms of the purchase agreement $600,000 remains in escrow through February 8, 2005 for such purpose. Therefore, we will not be entitled to any such payment from escrowed proceeds until we have incurred additional expenses related to the investigation in an approximate amount of $167,000. When we acquired Chattanooga Group, Inc., proceeds of up to a maximum of $2.5 million from the former owners’ sale of stock to us were placed in escrow to satisfy their indemnity obligations to us. There currently remains approximately $600,000 in escrow for such purpose. We cannot assure you, however, that any fines or expenses incurred by the Chattanooga Group as a result of this investigation will be less than the amount placed in escrow by the former owners of Chattanooga Group, Inc. to satisfy their indemnity obligations to us, nor can we assure you that the remaining amounts in escrow will continue to be available as a possible source of indemnification. Furthermore, we do not appear to have the right to seek indemnification from the former owners of Chattanooga Group, Inc. for fines and expenses of the Department of Commerce investigation beyond fines and expenses paid from the escrowed proceeds.

Our debt agreements impose restrictions on us which may limit or prohibit us from engaging in certain transactions. If a default were to occur, our lenders could accelerate the amounts of debt outstanding, and holders of our secured indebtedness could force us to sell our assets to satisfy all or part of what is owed.

Covenants relating to our $25 million Bank of America senior credit facility and our $24 million senior subordinated notes credit facility (of which $5 million currently is outstanding as of December 31, 2003) held by CapitalSource Finance LLC restrict our ability to pay dividends, restrict our ability to engage in various operational matters, and require us to maintain specified financial ratios and satisfy specified financial tests. Our ability to meet these financial ratios and tests may be affected by events beyond our control. These covenants and restrictions could limit our ability to obtain future financing, make needed capital expenditures or other investments, repurchase our outstanding debt or equity, withstand a future downturn in our business or in the economy, dispose of operations, engage in strategic acquisitions or mergers or otherwise conduct necessary corporate activities. Various transactions that we may view as important opportunities, such as possible acquisitions, are also subject to the consent of lenders under the senior credit facility and under the senior subordinated notes which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

We amended and restated our agreements with both of our lenders effective as of September 26, 2003 upon repayment of the original debt. These amendments improved our cost of borrowing and modified our financial covenants in a manner which generally increases the likelihood of our compliance. There can be no assurance that we will remain in compliance with these cash flow and other financial covenants or be able to obtain a waiver of default or amendments to our credit agreements in the future.

If a default under our Bank of America credit facility were to occur, the lenders under the credit facility could accelerate the amounts outstanding under the credit facility and our other lenders, principally CapitalSource Finance LLC as holder of the senior subordinated notes, could declare immediately due and payable all amounts borrowed under other instruments such as the senior subordinated notes that could contain certain provisions for cross-acceleration or cross-default. Similarly, a default under the senior subordinated notes could permit CapitalSource Finance LLC, as holder, to accelerate amounts outstanding and our lenders, principally the lenders under the Bank of America senior credit facility, could declare immediately due and payable all amounts borrowed under the Bank of America senior credit facility because of cross-acceleration and cross-default rights of those lenders. In addition, the lenders under these agreements could terminate their commitments to lend to us. If the lenders under these agreements accelerate the repayment of borrowings, we may not have sufficient liquid assets at that time to repay the amounts then outstanding under our indebtedness or be able to find additional alternative financing. Even if we could obtain additional alternative financing, the terms of the financing may not be favorable or acceptable to us.

The existing indebtedness under our senior credit facility and our senior subordinated notes is secured by substantially all of our assets. Should a default or acceleration of this indebtedness occur, the holders of this indebtedness could sell the assets to satisfy all or a part of what is owed. Our Bank of America senior credit facility also contains provisions prohibiting the modification of our outstanding senior subordinated notes held by CapitalSource Finance LLC, as well as limiting the ability to refinance these notes.

If we lose one of our key suppliers or one of our contract manufacturers stops making our products, we may be unable to meet customer orders for our products in a timely manner or within our budget.

We rely on a limited number of foreign and domestic suppliers for the raw materials and components used in our products. One or more of our suppliers may decide for reasons beyond our control to cease supplying us with raw materials and components. FDA regulations may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components and in the case of a device with a pre-market approval, we may be required to obtain prior FDA permission, either of which could delay or prevent our access or use of such raw materials or components. If we are unable to obtain materials we need from our suppliers and we cannot obtain these materials from other sources, we may be unable to manufacture our products for a period of time or within our manufacturing budget, which could negatively impact our results of operations.

The products sold by our Soft Goods Division are primarily manufactured by a company located in Acuna, Mexico, which provides the required labor to us on a contract basis. If our agreement with the Mexican company terminated and we were otherwise unable to find suitable contract labor, it could have a material adverse effect on our business, financial condition and results of operations.

Our Soft Goods Division’s reliance on our contract manufacturing facility in Mexico exposes us to related risks and uncertainties, including difficulties in staffing and managing international operations; controlling quality of manufacture; political, social, and economic instability; interruptions and limitations in telecommunication services; product and/or material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in currency exchange rates; and potential adverse tax consequences. If any of these risks materialize, our international manufacturing operations and results from our Soft Goods Division, as well as our operating results, may be harmed.

If we cannot retain our key personnel, many of whom have been with us for less than four years, we may not be able to manage and operate successfully and we may not be able to meet our strategic objectives.

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

Many of our existing management personnel have been employed by us for four years or less, including Kenneth W. Davidson, our Chief Executive Officer, who joined us in October 2000, Paul Chapman, our President and Chief Operating Officer, who joined us when we acquired Chattanooga Group, Inc. in February 2002 and became our President on May 20, 2003, Jack Cahill, our Executive Vice President, President-Surgical Division, who joined us in January 2001, and Scott Klosterman, our Executive Vice President, President-Chattanooga Group who joined us in February 2002. These executives have substantial experience and expertise in our business. Our future success depends to a significant extent on the ability of our executive officers and other members of our management team to operate effectively, both individually and as a group. We cannot be certain that we will be able to efficiently allocate responsibilities or that the new members of our executive team will succeed in their roles.

Issuances of our securities are subject to federal and state securities laws, and certain holders of common stock issued by us in prior offerings may be entitled to rescind their purchases.

From January 1997 through June 2003, certain participants in our 401(k) Profit Sharing Plan purchased shares of our common stock for inclusion in their respective 401(k) plan accounts. By failing to register properly our 401(k) plan or the shares purchased thereunder, we may not have complied with various requirements of applicable federal securities laws. In such situations a number of remedies may be available to regulatory authorities and the participants for whose accounts the trustee of the 401(k) plan purchased shares of our common stock, including, without limitation, a right of rescission, civil penalties, a restraining order or injunction, and a court order to pay restitution and costs. As a result, we agreed with the underwriters of our public offering which closed August 11, 2003, that in the event that the daily per share closing price of our common stock (as quoted on the Nasdaq National Market or any national securities exchange on which shares of our common stock are listed or admitted for trading) falls below $4.00 at any time on or prior to May 31, 2004 we would commence a rescission offer with respect to shares of our common stock sold to participants under our 401(k) plan within the time period covered by the rescission offer.

Substantially all of the shares that were purchased by 401(k) plan participants within the time period which would be covered by the rescission offer were purchased at a price of less than $4.00 per share. Even assuming the closing price of our stock were to decline to $3.70 per share prior to May 31, 2004 (thus triggering our obligation to make the rescission offer), we would be required to make an aggregate payment of less than $5,000, and the resulting recorded charge to our earnings would be less than $500, if all offerees whose shares were purchased for their 401(k) plan account at a price in excess of $3.70 per share (approximately 1,200 shares) were to accept the offer. If, at the time we are required to conduct the rescission offer, and the closing price of our common stock were to be less than $3.70 per share, the amount we would be required to pay and the corresponding charge to our earnings would increase.

As of the date hereof, no claims for rescission have been made against us. We cannot assure you, however, that we will not otherwise be subject to possible claims, litigation, penalties or fines relating to such sales. Any claims, litigation, penalties or fines which could be asserted against us relating to these sales could have a material adverse effect on our liquidity and results of operations.

We derive a portion of our sales from operations in international markets, which may be subject to political, economic and social instability.

Approximately 13% of our sales for the year ended December 31, 2003 was derived from our international operations. One component of our growth strategy is to expand our international sales efforts. However, to the extent we are successful in expanding our international sales and operations, this will increasingly expose us to risks inherent in operating in foreign jurisdictions, including:

•	imposition or increase of investment and other restrictions by foreign governments;
•	potential adverse tax consequences, including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;
•	the imposition of additional foreign governmental controls or regulations on the sale of our orthopedic devices and related products;
•	increased instances of political, social and economic instability;
•	currency risk between the U.S. Dollar and foreign currencies;
•	a shortage of high-quality international salespeople and distributors;
•	changes in tariffs and other trade restrictions or barriers;
•	exposure to different legal, regulatory and political standards in multiple countries; and
•	acts of terrorism and acts of war, particularly in light of the terrorist attacks of September 11, 2001.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

We rely on a combination of patents, trade secrets, copyrights, trademarks, license agreements and contractual provisions to establish and protect our intellectual property rights in our products and the processes for the development, manufacture and marketing of our products. These legal means, however, afford only limited protection and may not adequately protect our rights. In addition, we cannot assure you that any of our pending patent or trademark applications will issue. The U.S. Patent and Trademark Office may deny or require significant narrowing of claims in our pending patent applications, and patents issuing from the pending patent applications, if any, may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the U.S. Patent and Trademark Office. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.

In addition, we hold patent and other intellectual property licenses from third parties for some of our products and on technologies that are necessary in the designing and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which could harm our business.

Other parties may have filed applications for or been issued patents and in the future may obtain additional patents and intellectual property rights related to products that compete with or are similar to our products. We may not be aware of all patents potentially adverse to our interests that may have been issued to others, and there can be no assurance that such patents do not exist or have not been filed or issued. If patents have been or are issued to others containing preclusive or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses thereto or to develop or acquire alternate technology, which would have a material adverse affect on us.

There can be no assurance that the validity of any of the patents or other intellectual property owned by or licensed to us would be upheld if challenged by others in litigation or that our products, even if covered by our patents or other intellectual property, would not infringe patents owned by others.

We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements and invention assignment with our employees, our designing and consulting surgeons and our other consultants. Our agreements with independent sales agents and distributors also contain confidentiality agreements. We cannot assure you, however, that:

•	these agreements will not be breached;
•	we will have adequate remedies for any breach;
•	the FDA or another governmental agency may require disclosure of such information in order for us to have the right to market a product; or
•	trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.

Also, our competitors may allege that our products infringe their patents leading to voluntary or involuntary loss of sales from those products. In addition, the cost to prosecute infringements of our patents or the cost to defend our products against patent infringement actions by others could be substantial.

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

Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state and local regulation governing the use, manufacture, handling, storage and disposal of hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any contamination or injury. In addition, under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites. We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our financial condition.

If a natural or man-made disaster strikes our manufacturing facilities, we may be unable to manufacture our products for a substantial amount of time, which could cause our sales to decline.

We principally rely on our manufacturing facilities in Austin, Texas and Chattanooga, Tennessee, as well as a contract manufacturer located in Acuna, Mexico. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers or shift production to our other manufacturing facilities. We currently carry insurance to protect us against disasters. However, such insurance may not be sufficient to cover all of our potential losses or may become unavailable on acceptable terms, if available at all.

To remain competitive we may have to move more of our manufacturing operations to foreign countries.

We currently have no manufacturing operations in any foreign country other than Mexico. The cost of transporting some of our products to foreign countries is currently borne by our customers, who are usually required to pay foreign import duties on the products. As a result, the cost of these products to customers who use or distribute them outside the United States is often greater than the cost of products manufactured in that country. In addition, foreign manufacturers of competitive products often receive various local tax concessions, which lower their overall manufacturing costs. In order to compete successfully in the event we are successful in expanding our international sales and operations, we may be required to open or acquire manufacturing operations abroad, which would be costly to implement and would increase our exposure to the risks of doing business in international countries. If we were to do this, we may not be able to operate successfully our foreign manufacturing operations, which could have a material adverse effect on our international operations and on our overall business, financial condition, results of operations and future prospects.

Our business plan relies on certain assumptions about the market for our products, which, if incorrect, may adversely affect our profitability.

Our ability to achieve our business objectives is subject to a variety of factors, many of which are beyond our control. For example, we believe that the relative increase in the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the need for our orthopedic implant products. The projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize or if non-surgical treatments gain more widespread acceptance as a viable alternative to orthopedic implants.

We are subject to substantial government regulation that could have a material adverse effect on our business.

Government regulation in the United States and other countries is a significant factor affecting the research, development, manufacture and marketing of our products. In the United States, the FDA has broad authority to regulate the development, manufacture, marketing and sale of medical devices. Overseas, these activities are subject to foreign governmental regulation, which is in many respects similar to regulation in the United States but which vary from country to country. U.S. and foreign regulation continues to evolve, which could result in additional burdens on our operations. Failure to comply with applicable regulations can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. Additionally, the cost of maintaining personnel and systems necessary to comply with applicable regulations is substantial.

Many of our products required or will require regulatory approval prior to being marketed. The process of obtaining these approvals can be lengthy and expensive. We may not be able to obtain or maintain necessary approvals for testing or marketing our products. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed or other restrictions or requirements that reduce the value to us of the products. Regulatory authorities may also withdraw product approvals if we fail to comply with regulatory standards or if any problems related to our products develop following initial marketing. We are also subject to strict regulation with respect to our manufacturing operations. This regulation includes testing, control and documentation requirements, and compliance with the current good manufacturing practice is monitored through inspections by regulatory authorities. Delays in the receipt of, or failure to receive necessary approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements could have a significant negative effect on our financial condition and results of operations.

Certain federal laws regarding Medicare, Medicaid and physician self-referrals are far-reaching and we may be required to alter one or more of our practices to be in compliance with these laws. Health care fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

Modifications to our marketed devices may require FDA regulatory clearances or approvals and may require us to cease marketing or recall the modified devices until such clearances or approvals are obtained.

When required, the products we market in the United States have obtained pre-market notification under Section 510(k) of the Federal Food Drug & Cosmetics Act or were exempt from the 510(k) Pre-market Notification process. We have modified some of our products and product labeling since obtaining 510(k) clearance, but we do not believe these modifications require us to submit new 510(k) Pre-market Notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) Pre-market Notification for modifications to our existing products, we may be the subject of enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) Pre-market Notification. If the FDA requires us to go through a lengthier, more rigorous examination than we expect, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain Pre-market Approval(PMA), process. Products that are approved through the PMA process generally need FDA approval before they may be modified.

Our products may be subject to product recalls even after receiving clearance or approval, which would harm our reputation and our business.

The FDA and foreign regulatory authorities have the authority to request and, in some cases, require the recall of products in the event of material deficiencies, design defects or manufacturing defects. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design defects, or any other incidents related to our medical devices, including, but not limited to, adverse event recalls, cease and desist communications and any other product liability issues related to our medical devices. Any product recall would divert managerial and financial resources and harm our reputation with customers and our business.

If adequate levels of reimbursement from third-party payors for our products are not obtained, surgeons and patients may be reluctant to use our products, and our sales may decline.

Our sales depend largely on government health care programs such as Medicare and Medicaid and private health insurers reimbursing patients’ medical expenses. Surgeons, hospitals and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. Consequently, we may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement.

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

If a significant number of shares of our common stock are sold into the market, the market price of our common stock could significantly decline, even if our business is doing well.

Our stockholders may sell their common stock, and our employees, directors, officers, sales representatives and distributors may exercise their stock options in order to sell the common stock underlying their options in the market under a registration statement we have filed with the Securities and Exchange Commission. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales may occur could depress the market price of our common stock and impair our ability to raise additional capital through the sale of our equity securities. As of December 31, 2003, Galen Partners beneficially owned approximately 23.6% of our outstanding shares of common stock. Officers, directors and our principal stockholders owning an aggregate of approximately 14,942,404 shares of our common stock have agreed that they will not, without the prior written consent of the underwriters in our public offering, directly or indirectly sell any of these restricted shares, or any of the 1,306,641 shares of our common stock that we may issue upon the exercise of outstanding options or warrants held by such officers, directors, and principal stockholders, for 180 days after the closing of our public offering of common stock on December 17, 2003.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage, delay, or prevent a takeover attempt.

Provisions of our certificate of incorporation, our bylaws and Delaware law may discourage, delay or prevent another company from merging with us or from acquiring us, even if our stockholders were to consider such merger or acquisition to be favorable.

ITEM 2. PROPERTIES

 We own two pieces of real property in Chattanooga, Tennessee. These include a 160,000 square foot facility which houses the headquarters and principal manufacturing operations of the Chattanooga Group Division, as well as a 60,000 square foot building that houses additional manufacturing operations for the Chattanooga Group Division. We lease an approximately 70,000 square foot facility in Austin, Texas for our corporate headquarters, manufacturing facilities and warehouse for our Surgical Division and Soft Goods Division business operations.

The lease term, which commenced on April 1, 1997, is for a period of ten years, and we have an option to renew the lease for an additional term of five years. Our monthly lease payments are approximately $41,000 for an annual lease payment of approximately $492,000, exclusive of our share of applicable common area maintenance, property taxes and public utility charges, which collectively are approximately $10,000 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations. With respect to the matters discussed below, although we are currently unable to predict the outcome, we do not believe the disposition of these matters will have a material adverse effect on our financial position or results of operations.

Akthea S.A.R.L. Matter

In the fall of 2001, we began a number of legal proceedings against Akthea S.A.R.L. (“Akthea”), our former Surgical Division product distributor in France. The nature of the claims revolve around monies that were not paid to us by Akthea in connection with the distribution agreement and lease agreement that were entered into by the parties. We filed a complaint in the United States District Court in Texas related to the lease agreement issues. We also filed a request for arbitration with the International Chamber of Commerce Court of Arbitration in Paris related to the distribution agreement issues. On February 25, 2002, we were awarded a default judgment against Akthea in the United States District Court in the amount of $377,000. With respect to the distribution agreement issues, our request for arbitration sought monies owed under the distribution agreement and an injunction prohibiting Akthea from initiating additional actions similar to those described in the paragraph below. The arbitration panel issued a preliminary ruling granting us damages for Akthea’s breach of the payment provisions of the distribution agreement. On July 21, 2003, the arbitration panel issued its final ruling granting our claim for other costs as well as injunctive relief.

While Akthea interposed no counterclaims in the actions described in the preceding paragraph, in 2002, Akthea initiated two civil proceedings in Nanterre, France against us and others. The two civil cases have been stayed in favor of the arbitration already commenced between the parties, and we have been awarded costs in obtaining these stays. Akthea has appealed the imposition of the stays of the two French civil cases, which appeal has been denied. Additionally, Akthea requested that the responsible French regulatory authority institute criminal proceedings against us based on Akthea’s claims that our implant products are combined with other products and such combination does not comply with the French public health codes. The French authorities declined to act on Akthea’s request to pursue a criminal investigation.

Department of Commerce Investigation of Chattanooga Group, Inc.

We are the subject of a Department of Commerce investigation of Chattanooga Group, Inc.‘s export practices with respect to unlawfully trading with an embargoed country, and unlawfully preparing export documentation. The Department of Commerce investigation commenced prior to our February 2002 acquisition of Chattanooga Group, Inc. To the extent we incur monetary fines, costs and legal expenses related to the Department of Commerce investigation, the sellers from whom we purchased the capital stock of Chattanooga Group, Inc. have agreed to indemnify us and to pay all reasonable costs, expenses, settlements and fines in excess of the $167,000, which, as of December 31, 2003, was the remaining amount of what was accrued as a liability on Chattanooga Group Inc.‘s financial statements as of the date of the acquisition up to a maximum of $5.0 million. With respect to the legal expenses, the sellers are only obligated to indemnify and reimburse us for the legal expenses of the law firm currently handling the investigation or any other law firm of their choice. If upon final determination or settlement of the Department of Commerce investigation we ultimately incur total expenses or fines in an amount less than the approximately $167,000 accrual, we shall owe the sellers the remainder of the accrual. When we acquired Chattanooga Group, Inc., $2.5 million of the sellers’ sale proceeds were placed in escrow to satisfy the sellers’ indemnity obligations to us, and currently in accordance with the terms of the purchase agreement $600,000 remains in escrow through February 8, 2005 for such purpose. In addition, we, as a successor in interest to Chattanooga Group, Inc., and our officers and employees might be subject to any criminal charges which could be commenced as a result of this investigation. The Department of Commerce also may revoke our export licenses or otherwise restrict our ability to export our products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 4, 2003, a special meeting of our stockholders was held to vote on two proposals. The first proposal was to amend our certificate of incorporation to increase the number of authorized shares of our common stock. A total number of 32,844,952 votes were cast for this proposal, 1,248,090 votes were cast against this proposal, and no votes were withheld. There were 6,733 abstentions and no broker non-votes with regard to this proposal. The second proposal was to amend our 1997 Distributor Advisory Panel Stock Option Plan to increase the number of shares of our common stock authorized for issuance under such plan. A total of 26,857,006 votes were cast for this proposal, 2,666,000 votes were cast against this proposal, and no votes were withheld. There were 22,401 abstentions and 4,554,368 broker non-votes with regard to this proposal.

PART II.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the Nasdaq National Market System under the symbol ENMC. The following tables set forth for the periods indicated the high and low sales prices of our common stock as reported on the Nasdaq National Market since January 1, 2002.

	Common Shares
	High	Low
2003
First Quarter	$3.50	$1.89
Second Quarter	$4.16	$1.98
Third Quarter	$7.83	$3.36
Fourth Quarter	$8.74	$5.75
2002
First Quarter	$4.20	$2.80
Second Quarter	$5.33	$3.05
Third Quarter	$3.62	$2.35
Fourth Quarter	$3.64	$1.68

As of March 15, 2004, there were approximately 78 stockholders of record of our common stock and approximately 3,000 beneficial owners of our common stock.

Historically, we have not paid any dividends on our common stock, and we currently do not anticipate paying any dividends on the outstanding shares of our common stock in the near future. Further, our ability to pay a dividend on the outstanding shares of our common stock is limited by the terms of our Senior Credit Facility (see note 9 to the Consolidated Statements). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data with respect to the Company as of and for the periods indicated and has been derived from our audited historical consolidated financial statements. The selected financial data should be read in conjunction with the financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

		Year Ended December 31,
(in thousands, except per share data)	2003	2002	2001	2000	1999
Statement of Operations Data
Sales	$108,059	$95,491	$42,616	$30,028	$26,091
Gross margin	53,772	46,040	24,764	15,045	17,898
Income (loss) from operations	9,215	7,093	1,544¹	(4,094)	3,011
Net income (loss)	$(2,517)	$6	$548	$(3,263)	$1,619
Beneficial conversion feature related to Series A
Preferred Stock	--	--	(3,706)	--	--
Net income (loss) attributable to common stock	(2,517)	6	(3,158)	(3,263)	1,619
Basic earnings (loss) per common share	$(0.12)	$0.00	$(0.34)	$(0.36)	$0.18
Shares used in computing basic earnings (loss) per share	20,848	10,429	9,355	8,990	9,117
Diluted earnings (loss) per share	$(0.12)	$0.00	$(0.34)	$(0.36)	$0.16
Shares used in computing diluted earnings (loss)
per share	20,848	26,477	9,355	8,990	10,219
Balance Sheet Data
Working capital	$79,367	$32,907	$21,861	$20,850	$20,680
Total assets	136,380	93,755	51,662	38,494	36,915
Current portion of long-term debt	1,088	3,606	9,975	3,232	734
Long-term debt, net of current portion	5,383	34,129	2,851	13,750	12,047
Stockholders' equity	$113,109	$41,029	$32,177	$17,820	$21,074
_______________________________________
¹This amount includes other charges of which $917,000 related to compensation expense associated with our stock exchange program, which is comprised of $37,000 included as cost of goods sold; $186,000 included as research and development expenses; and $694,000 included as selling, general, and administration.

The above 2001 figures include $8.9 million in sales for the Soft Goods Division that was acquired in July 2001. The 2002 data includes $46.1 million in sales related to the Chattanooga Group Division. See Notes 1 and 14 of the Audited Financial Statements for additional information related to these acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. We will discuss and provide our analysis of the following:

  Overview of Business and 2003 Results
  Key Industry Trends, Events and Uncertainties
  Results of Operations
  Critical Accounting Policies and Estimates
  Recent Accounting Pronouncements
  Significant Demands
  Liquidity and Capital Resources
  Contractual Obligations, Commercial Commitments and Leases

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes for those financial statements as well as the other financial data included elsewhere in this Form 10-K.

Overview of Business and 2003 Results

We are a diversified orthopedic company that designs, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices, sports medicine equipment and other related products for the orthopedic industry. Our products are used primarily by orthopedic surgeons, physical and occupational therapists and other orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. We currently market and distribute our products through three operating divisions, our Surgical Division, our Chattanooga Group Division and our Soft Goods Division. Our Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implants. Our Chattanooga Group Division is a leader in domestic sales of many of the orthopedic rehabilitation products in the market. Our Soft Goods Division provides orthopedic soft goods that are used to assist the patient in recovery from injury or a surgical procedure and to protect against further injury. Our three divisions enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings.

In October 2000, we announced our strategy to expand our business through selected acquisitions of businesses or products in the orthopedic industry. We have completed two significant acquisitions since that time that have allowed us to extend our business into two new product segments of the orthopedic market, orthopedic soft goods and rehabilitation equipment, both of which complement our Surgical Division. In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation. Our Chattanooga Group Division was created in February 2002 when we purchased Chattanooga Group, Inc., a provider of orthopedic rehabilitation products for over 50 years. Our Chattanooga Group Division offers a wide variety of rehabilitation and home health products making it capable of providing turn-key clinics for orthopedic professionals.

We have financed our two most recent acquisitions through the sale of equity securities and incurring additional debt. Our soft goods acquisition was financed principally through a portion of the proceeds from the sale of 132,353 shares of Series A Preferred Stock. Our rehabilitation equipment acquisition was financed with debt borrowed under a credit agreement with Bank of America, National Association, and a note and equity purchase agreement with CapitalSource Finance LLC. We expect that we will continue to utilize some combination of both debt and equity funding as we continue to implement our strategy of growth through acquisition.

The nature of our business requires significant investment in inventory, capital and new product development. Our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Our domestic customers in the Surgical Division require consignment product be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. We also are subject to significant needs for capital investment in manufacturing equipment and facilities and for the instrument sets required by our Surgical Division customers. Finally, we have placed a strong emphasis on our research and development efforts for new products. In our Surgical Division, we have developed numerous products and have obtained regulatory approval for over 100 products and product improvements focused on the orthopedic total joint, trauma and spinal segments of the surgical market. The Chattanooga Group Division historically has, and continues to, emphasize new product introductions. During 2003, we introduced the VitalStim™ product line in the Chattanooga Group Division and the Keramos™ ceramic-on-ceramic hip in the Surgical Division. Other important products introduced in the Surgical Division included the Reverse® Shoulder Prostheses for use in shoulder implants and the Cyclone™ Anterior Cervical Plate used in cervical spine fusion as well as the 3DKnee™ system.

In 2003, we posted record sales and exceeded forecasted amounts for both revenues and operating income. The financial success achieved in our 2003 performance includes our continued increase in domestic Surgical Division sales as we continue to build our United States sales force for reconstruction, trauma, and spinal products. The 2003 results also include a full year of results for our Chattanooga Group Division, which is a leading designer, manufacturer, and distributor of rehabilitation products.

In 2003, sales increased 13 percent to $108.1 million compared to $95.5 million for 2002. Gross margin as a percent of sales increased to 49.8 percent in 2003 compared to 48.2 percent in 2002. Operating income improved 30 percent to $9.2 million in 2003 compared to $7.1 million in 2002. Operating cash flow increased by $1.3 million to $10.9 million for the year ended 2003. All three of our divisions contributed to our improved operating performance. The Surgical and Chattanooga Divisions provided the improvement in sales while all three divisions posted gross margin improvements. We also controlled our operational spending across all three divisions and managed our operating assets to improve operating income and cash flow.

During 2003, we completed two public offerings of our common stock. In our first offering, completed August 11, 2003, we sold 10,637,500 shares and raised gross proceeds of $42.6 million, $39.0 million net of underwriting discounts and associated offering costs. We used these proceeds to repay our indebtedness to CapitalSource Finance LLC and Bank of America and for general corporate purposes. In conjunction with this offering, all of our outstanding Series A Preferred Stock was converted to common stock, thereby simplifying our capital structure. Our second offering, completed December 17, 2003, raised $37.5 million from the sale of 6,000,000 shares of common stock. The proceeds from this offering will be used for working capital and other general corporate purposes, including possible acquisitions. We began 2003 with $37.7 million of debt and $0.3 million of cash. As a result of these two offerings, we ended 2003 with $45.1 million in cash and investments and only $6.5 million of debt.

Key Industry Trends, Events and Uncertainties

The orthopedic industry has been experiencing a growth trend which we expect to continue over the short and long term. Two primary contributing factors to this trend are the aging population and technological innovation. The baby boom generation continues to age and, along with them, the need for reconstructive implants, sports medicine, rehabilitation equipment and related products is growing. In addition, people are living longer and more active lives thereby increasing the frequency of injury and reducing the age at which orthopedic products and services are required. Technological innovation is also fueling growth in this industry. Improvements are continually introduced to expand the life of implants and minimize the invasiveness of the surgery required. These innovations are reducing the average age when a patient will consider the use of implantable orthopedic devices.

On October 2, 2003, Zimmer Holdings Inc. announced the completion of its acquisition of Centerpulse AG. Both of these companies were included in the core of largest companies in our industry. This acquisition presents both challenges and opportunities. Although not a new challenge for our organization, the joining of two of our largest competitors may place us at a competitive disadvantage in the marketplace. However, as these organizations merge their operating, sales, marketing and administrative departments, opportunities will arise to obtain good resources and talent that for one reason or another may no longer be with the combined organization.

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Sales	100.0%	100.0%	100.0%
Cost of goods sold	50.2	51.8	41.9

Gross margin	49.8	48.2	58.1
Operating expenses
Selling, general and administrative	36.6	37.2	46.6
Research and development	4.6	3.6	4.1
Other charges	--	--	3.8

Income from operations	8.6	7.4	3.6
Interest income	0.1	0.1	0.4
Interest expense	(4.9)	(7.5)	(3.0)
Early extinguishment of debt	(7.1)	--	--
Other income	0.1	0.3	0.8

Income (loss) before income taxes	(3.2)	0.3	1.8
Provision (benefit) for income taxes	(0.9)	0.3	0.5

Net income (loss)	(2.3)	0.0	1.3
Beneficial conversion feature related to Series A preferred stock	--	--	(8.7)

Net income (loss) attributable to common stock	(2.3%)	0.0%	(7.4%)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Sales.     Sales for the year ended December 31, 2003 were $108.1 million compared to $95.5 million in 2002, an increase of 13%. This increase was primarily a result of increases in the Surgical and Chattanooga Group Divisions, which contributed 33% and 53% of total sales, respectively.

The Company continues to increase its market penetration in domestic surgical sales as it continues to build its United States sales force for reconstruction, trauma, and spinal products. In the Surgical Division, the Company had sales of $35.5 million for the year ended December 31, 2003 compared to $31.9 million in 2002, an increase of 11 percent. Domestic Surgical Division sales for 2003 grew more than 7 percent to $29.8 million compared to $27.7 million in 2002. The year over year growth rate in this division increased in each quarter, from flat in the first quarter (when compared to the first quarter of 2002), to 6.1 percent in the second quarter, 9.4 percent in the third quarter, and 14.1 percent in the fourth quarter. The primary contributor to improved domestic sales performance in this division is the increase in the number and quality of sales representatives selling our product from 92 at the end of 2002 to 115 at the end of 2003. International sales also improved over the prior year from $4.2 million in 2002 to $5.7 million in 2003. More than two-thirds of this increase can be attributed to increased purchases from our largest international distributor in Japan. The remaining increase is the result of adding new distributors outside the U.S. in new territories.

In the Chattanooga Group Division, the 2003 results include a full year of operations as part of the Company. The Chattanooga Group Division had sales of $57.5 million in 2003 compared to sales during the 2002 period of $46.1 million, representing a 25 percent increase for the division. The Chattanooga Group Division’s 2003 results represent a growth rate of approximately 10 percent compared to 2002 when the division had total revenue of $52.1 million (including the six week period prior to the Company’s February 8, 2002 acquisition of the Chattanooga Group, Inc.). Including the pre-acquisition period of 2002, the Chattanooga Group Division’s domestic sales increased 8 percent for 2003 over 2002 while international sales increased 39 percent for 2003 over 2002. This division’s growth is primarily due to the introduction of new products and increased penetration in international markets.

The Soft Goods Division contributed sales of $15.0 million for the year compared to sales in 2002 of $17.5 million. This decrease is primarily a result of customers increasing inventory levels in 2002 and then reducing their inventory levels to more normalized levels during the beginning of 2003. The quarterly distribution of sales in this division illustrates this point as follows: first quarter $3.4 million, second quarter $3.5 million, third quarter $4.1 million and fourth quarter $4.0 million.

The following table sets forth the geographic mix for each of our division’s sales. The amounts shown for the Chattanooga Group Division includes the six-week period prior to the Company’s February 8, 2002 acquisition of the Chattanooga Group, Inc. so as to make the comparisons more meaningful.

		Domestic		International			Total

			%			%			%
	2003	2002	Growth	2003	2002	Growth	2003	2002	Growth

Surgical Division	$29,754	$27,729	7.3%	$ 5,743	$ 4,160	38.1%	$ 35,497	$ 31,889	11.3%
Chattanooga Group Division	51,221	47,569	7.7%	6,311	4,532	39.3%	57,532	52,101	10.4%
Soft Goods Division	12,996	15,828	(17.9%)	2,034	1,629	24.9%	15,030	17,457	(13.9%)

Total	$93,971	$91,126	3.1%	$14,088	$10,321	36.5%	$108,059	$101,447	6.5%

Gross margin. Gross margin as a percentage of sales grew 1.6 percentage points to 49.8% in 2003 from 48.2% in 2002. This increase was primarily due to favorable product mix resulting from increased sales in the Surgical Division which has the highest gross margins of our divisions, increased sales of new products with higher margins, and continued efforts to improve manufacturing costs. The gross margin improvement was felt across the Company. Gross margin as a percentage of sales improved for all divisions in 2003 over 2002. The Surgical Division’s gross margin as a percentage of sales increased from 69.0% in 2002 to 70.0% in 2003 due largely to sales mix in favor of new products that yield higher margins and efforts to reduce manufacturing costs. Gross margin as a percentage of sales for the Chattanooga Group Division increased 1.2 percentage points to 41.6% for the year ended December 31, 2003 due to lower manufacturing costs. The gross margin percentage for the Soft Goods Division improved from 30.9% in 2002 to 33.3% in 2003 as a result of cost reductions and the launch of several new, higher margin products.

Research and Development. Research and development expenses increased to $5.0 million, or 4.6% of total revenues, for the year ended December 31, 2003 from $3.4 million, or 3.6% of total revenues, for the year ended December 31, 2002. This dollar increase of 48% was primarily due to expanded efforts to develop new products across all divisions including the Keramos ceramic-on-ceramic acetabular hip replacement, the Reverse Shoulder Prosthesis for use in shoulder implants, the 3DKnee System, the Cyclone anterior cervical plate and three electrotherapy products — the Intelect Legend XT, Vectra Genisys, and Intelect Transport.

Selling, General and Administrative. In absolute dollar terms, selling, general, and administrative expenses increased 11% for the year, to $39.5 million in 2003 from $35.6 million in 2002. As a percentage of sales, selling, general, and administrative expenses declined from 37.2% in 2002 to 36.6% in 2003. The reduction of selling, general, and administrative expenses as a percent of sales is do to continued cost reduction efforts, including, but not limited to, controlling warehouse and distribution costs, which declined by almost $600,000, or 24% year over year. As a result of increased sales and new agent relationships, commissions and royalties expense increased by approximately $1.4 million primarily due to increases in both the Surgical and Chattanooga Group Divisions. Sales and marketing expense increased by a total of $1.9 million, in line with the increase in sales and related activities in the Surgical and Chattanooga Group Divisions and sales force reorganization activities in the Soft Goods Division. The Company did incur significant costs related to compliance with new requirements for corporate governance and reporting as a result of the Sarbanes-Oxley Act of 2002. Most of the remaining increase for selling, general, and administrative expenses is do to the inclusion of a full year of Chattanooga Group Division expenses compared to a shortened period in 2002 and increased payroll costs related to performance incentives.

Operating Income. Operating income increased $2.1 million, or 30%, from $7.1 million in 2002 to $9.2 million in 2003. Improved sales and margin drove this improvement in our operating results.

Interest Expense. Interest expense declined $1.9 million from $7.2 million in 2002 to $5.3 million in 2003. This is the result of the elimination of a significant portion of the Company’s long term debt by the end of the third quarter. During the fourth quarter, interest expense was $170,000. During the third quarter, the Company completed a public offering of common stock raising gross proceeds of $42.6 million. The net proceeds of this offering were used to pay approximately $38.5 million of outstanding debt.

Early extinguishment of debt. We recorded expenses in the third quarter of 2003 due to the early repayment of our outstanding debt using proceeds from the secondary offering completed in August. All but approximately $650,000 of the $7.7 million charge represented a non-cash expense for unamortized warrant and debt issue costs.

Net Income (Loss). We recorded a net loss for the year of $2.5 million compared to net income of $6,000 in 2002. However, our fourth quarter result is worthy of note here as it is more indicative of our future operating performance. We recorded net income of $2.0 million for our fourth quarter 2003 compared to $5,000 in the fourth quarter of 2002. There are two factors contributing to this improvement. First, the improvement in our operating income as discussed above and second, the elimination of our interest expense. The adjusted income, excluding the charges for early extinguishment of debt, is $3.0 million.

The following table, which has been presented on a non-GAAP basis, has been provided to reconcile the Company’s net loss for the twelve-month period ended December 31, 2003 to adjusted income. The adjusted income excludes the impact of the expensing of prepayment penalties and unamortized warrant and debt issue costs associated with the early extinguishment of debt during the third quarter of 2003 (of which only $650,000 was cash). The adjusted income has been included as it is deemed to provide meaningful information regarding the Company’s current period performance excluding the additional expense associated with the early debt extinguishment, which is a non-recurring transaction the Company consummated upon the closing of the $43 million offering of the Company’s common stock in August 2003. The following should be read in conjunction with the Company’s actual financial results presented above, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP).

Reconciliation of Adjusted Income	Twelve Months Ended 12/31/03
Loss before income taxes, as reported	$(3,483)
Warrant expense, debt issues costs and prepayment penalties
expensed in connection with early payment of debt	7,674

Income before income taxes, as adjusted	4,191
Provision for income taxes	1,174

Income, as adjusted	$ 3,017

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Sales.     Sales were $95.5 million for the year ended 2002, representing an increase of $52.9 million, or 124% over the year ended December 31, 2001. The primary reason for this significant increase were sales generated as a result of the February 2002 acquisition of Chattanooga Group, Inc. The Chattanooga Group Division’s sales for 2002 represented 48% of the Company’s total annual sales for 2002. In the Surgical Division, overall sales for 2002 of $31.9 million represent a 6% decrease when compared to sales levels of 2001. This was due to increases in price and changes in sales mix offset by decreases in volume. However, in this division, the overall sales decrease masks the improvements made by the Surgical Division in expanding its domestic sales, where the Company concentrated most of its division sales efforts throughout 2002. The increase in domestic sales for the Surgical Division was 11% when compared to 2001 domestic sales levels. The increase was most notable in the spine implant area where domestic sales increased 90% over the level of spine product domestic sales for 2001. International sales in the Surgical Division totaled $4.2 million for 2002, which represents a decrease of 52% when compared to the sales levels for 2001. This decrease was primarily a result of a competitor acquiring Encore’s primary European distributor in the fall of 2001. The Chattanooga Group Division reported sales of $46.1 million, representing a 4% increase over its sales levels of $44.2 million for the comparable period in 2001, which were generated prior to its acquisition by Encore. The Soft Goods Division contributed $17.5 million in sales for 2002, compared to $8.9 million for 2001, when only six months of sales were generated as a result of the July 2001 acquisition of the product lines that are sold in this division.

Gross margin. Gross margin increased by $21.3 million in 2002 to $46 million as compared to $24.8 million for 2001. This increase, like the increase in sales, was largely due to the acquisition of Chattanooga Group, Inc. The addition of the Chattanooga Group accounted for $18.7 million of the increase. The Soft Goods and Surgical Divisions increased by $2.5 million and $157,000, respectively. While gross margin grew by absolute dollar amounts, overall gross margin as a percent of sales decreased from 58% to 48% when compared to 2001. The Surgical Division’s gross margins as a percent of sales improved for the year from 65% to 69% due primarily to the change in sales mix in favor of domestic sales that yield higher margins. Sales of Soft Goods Division products produced a gross margin of 31% in 2002, compared to 33% in 2001 and sales of rehabilitation equipment in the Chattanooga Group Division produced a gross margin of 40% of sales in 2002.

Research and Development. Research and development expenses increased to $3.4 million for 2002 from $1.7 million in 2001. This is an increase of $1.7 million or 96% over 2001. The inclusion of research and development expenses related to the Chattanooga Group Division primarily accounted for this increase.

Selling, General and Administrative. Selling, general, and administrative expenses totaled $35.6 million for the year, representing an increase of $15.7 million, or 79%, over 2001 expenditures that totaled $19.9 million. However, as a percentage of sales, selling, general, and administrative expenses decreased to 37% for 2002 from 47% in 2001. These expenses increased in part due to the acquisitions of the Chattanooga Group Division, which incurred $10.6 million of selling, general, and administrative expenses in 2002, or 68% of the total increase for the year, and the Soft Goods Division which increased $3.5 million to $5.9 million due to the first full year of expenses related to this division. The remaining increase is primarily attributable to two factors. First, marketing expenses increased $700,000 due to increased activities associated with tradeshows and consulting surgeons. Second, general and administrative expenses increased $800,000 due to expanded investor relations activities, higher directors and officers liability insurance, increased strategic planning activities, and higher attorney fees related to the Akthea litigation.

Other charges. Unlike 2001 when $1.6 million relating to specific non-recurring items was reported, no non-recurring charges were incurred during 2002. In 2001, these items included $917,000 related to a senior management option exchange program, $535,000 incurred in connection with a legal settlement of a lawsuit brought by a former stockholder in an attempt to stop the issuance of the Series A Preferred stock and $171,000 charged for the cashless exercise of options by a former employee.

Operating Income. The combination of these factors resulted in a $5.5 million increase in operating income to $7.1 million for the year ended December 31, 2002 compared to $1.5 million for the year ended December 31, 2001.

Net Income. The large improvements in operating income were offset by increased interest expense and a high effective tax rate to produce net income of $6,000 for the year compared to net income of $548,000 for 2001 before the impact of the beneficial conversion feature related to Series A Preferred Stock of $3.7 million. Interest expense increased to $7.2 million in 2002 from $1.3 million in 2001. This increase of $5.9 million was directly related to additional interest incurred in connection with the acquisition of Chattanooga Group, Inc. The effective tax rate rose to 98% for the year principally due to the permanent tax differences related to the Chattanooga Group, Inc. acquisition compared to the level of 2002 pre-tax income.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to inventory, accounts receivable, deferred taxes, goodwill, and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material impact to our financial statements.

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

  Current inventory quantities on hand;
  Product acceptance in the marketplace;
  Customer demand;
  Historical sales;
  Forecasted sales;
  Product obsolescence; and
  Technological innovations.

Any modifications to our estimates of our reserves are reflected in cost of sales within the statement of operations during the period in which such modifications are determined necessary by management.

Our Surgical Division products are sold in the United States at the time the product is used in a surgical procedure. As such, we must maintain sufficient quantities of our products at many locations throughout the country. This requires a large amount of inventory to be on hand for each Surgical Division product we sell. It also increases the sensitivity of this line of business to obsolescence reserve estimates.

Revenue Recognition

Our Surgical Division products are sold through a network of independent sales representatives in the United States and by distributors outside the United States. We record revenues from sales made by sales representatives, who are paid commissions upon the ultimate sale of the products, at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. We record revenues from sales to customers outside the United States at the time the product is shipped to the distributor. Our distributors, who sell the products to their customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay us within specified terms regardless of when they sell the products. In addition, there is no price protection available to distributors.

We sell our Soft Goods Division products to distributors, retail outlets and various medical and sports establishments. We record sales at the time the product is shipped to the customer. Customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products and have no price protection except for distributors who participate in our rebate program. We allow product returns only with our prior approval and we maintain a reserve for estimated product returns based on actual historical experience. In addition, we grant rebates to distributors and we maintain a reserve for future rebate claims based on actual historical experience. The reserves for estimated product returns and rebate claims are a deduction from the sales recorded for each reporting period.

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

As a medical equipment manufacturer, our revenue recognition issues are generally insignificant. Our customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell the products and have limited rights of return. The Surgical and Chattanooga Group Divisions offer no price protection; however, the Soft Goods Division grants rebates to its distributors. We must make estimates of potential future product returns and rebates related to current period product revenue. To do so, management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgment must be used and estimated made in connection with establishing the sales returns, rebates and other allowances in any accounting period. We maintain a reserve for future rebate claims based on actual historical experience which is recorded as a deduction from the sales for each reporting period. During 2003, average monthly rebates requested amounted to approximately $575,000. Should actual future requests vary significantly from these historical averages, our operating results for this division in particular and for the Company as a whole could be affected.

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

Our current deferred tax asset balance is $2.5 million at December 31, 2003 and primarily relates to inventory and other reserves, accrued compensation and a charitable contribution carryforward. Our current projections indicate we will utilize these deferred tax items in the next few years.

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

At December 31, 2003, we have $18.1 million in goodwill, of which $14.7 million relates to our Chattanooga Group Division and $3.4 million relates to our Surgical Division. In addition, our intangible asset balance of $14.1 million at December 31, 2003 can be allocated, based on revenues related to the intangible assets, between our three divisions as follows:

Surgical Division	$0.1
Chattanooga Group Division	12.6
Soft Goods Division	1.4

Total	$14.1

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our results of operations, financial position or cash flows.

Significant Demands

Inventory.

The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. Throughout our history, our largest demand for capital has come from inventory. Our Surgical Division must maintain sufficient quantities of our product in consigned locations throughout the country for surgeries to be performed on a daily and timely basis. In addition, all of our divisions must have sufficient quantities on hand to supply their dealers and distributors with product within a reasonable timeframe based on market needs.

Capital Expenditures.

The following table summarizes our capital expenditures during the indicated periods:

(in thousands)	2003	2002	2001

Buildings and leasehold improvements	$ 182	$ 58	$ 70
Equipment	917	354	87
Furniture and fixtures	430	615	649
Surgical Instrumentation	1,323	467	1,899

Total	$2,852	$1,494	$2,705

We have made significant investments in the surgical implant instrumentation required to implant our surgical products. The size of our investments in this instrumentation has increased due to the increasing size of our sales force and the expansion of our product lines. Consistent with industry practice, our sales agents often provide surgeons with the usage of necessary surgical implant instrumentation free of charge. Following surgery, the instruments are returned to our agents or us and the hospital pays us for any products used in the surgery. In the United States, we capitalize and depreciate the surgical implant instrumentation we utilize in support of our domestic sales force, whereas the instruments are sold or leased to our international customers. We have invested in various machine tools in order to increase our manufacturing capacity. We primarily acquire our machinery through capital leases or acquisitions. We have devoted significant capital resources to expanding and improving our information systems through the addition of computer hardware and software, and various other related equipment required to support a growing organization.

Additionally, we acquired $1.3 million of equipment in connection with the acquisition of the orthopedic soft goods, patient support, and pressure care product lines on July 2, 2001. We capitalized $657,000 in 2001 and $256,000 in 2002 primarily in warehouse equipment, computer equipment and software to set up information systems, network and warehousing capabilities related to the sales of these products. We acquired $5.8 million in property and equipment related to its acquisition of the Chattanooga Group. We capitalized $701,000 through the end of 2002 related to the Chattanooga Group acquisition, which was primarily office and plant equipment. During 2003, we did not capitalize any items related to either acquisition.

Research and Development.

Our industry is characterized by continual technological improvement. Our customers demand innovation for a variety of reasons including increased range of motion, faster recovery periods, ease of use, and longer product life span, among other things. In response to this demand, we have continued to invest in research and development efforts to benefit all of our divisions. Our product enhancements and new product development processes typically require FDA and international regulatory agency approval. As such, we must invest significant time and resources in order to meet our customers’ expectations. We have committed 4.6% of sales during 2003, 3.6% during 2002, and 4.1% of sales during the year ended December 31, 2001 to these efforts. We expect to increase this level of commitment as we continue to grow.

Liquidity and Capital Resources

On August 11, 2003, we sold a total of 10,637,500 shares of our common stock at $4.00 per share in a public offering. This offering generated total gross proceeds of approximately $42.6 million, and we used the net proceeds of approximately $39.0 million to repay $25.9 million of indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC, $2.0 million of the term loan debt under our senior credit facility with Bank of America, $10.6 million to repay our outstanding indebtedness under our Bank of America revolving credit facility, and the remainder for general corporate purposes.

On December 17, 2003, we sold 6,000,000 shares of our common stock for $6.25 per share in a public offering. This offering generated total gross proceeds of approximately $37.5 million, and we will use the net proceeds of approximately $34.5 million for working capital and general corporate purposes, including potential acquisitions.

During 2003, our operating activities provided cash and cash equivalents of $10.9 million, compared to $9.6 million in 2002. This increase is primarily related to the fact that cash flow from operating activities improved due to the overall improvement in our sales and gross margins and we controlled our operating expenses. However, there were several offsetting fluctuations in our operating assets and liabilities. Our accounts receivable provided $1.5 million in cash this year which is significant in light of our increased sales level. Also, our outstanding balances of accounts payable and accrued liabilities increased $1.6 million mostly in accrued compensation and trade payables. This is actually an improvement in the usage of cash of $3.7 million from the prior year when we used $2.1 million of cash for payables and accrued liabilities. Increasing our inventory used $1.9 million of cash during 2003 primarily for the establishment of new agent relationships in the Surgical Division and the introduction of the new electrotherapy products in the Chattanooga Group Division. This represents a decrease in the usage of cash of $5.3 million compared to the prior year when inventory reductions provided cash of $3.4 million.

Our investing activities have historically been limited to capital expenditures and, more recently, the purchase of products and companies as we have implemented our acquisition growth campaign. We used $2.9 million for capital expenditures during 2003 compared to only $1.5 million in 2002. A significant portion of our capital expenditures typically relates to instrument sets required by our Surgical Division. Part of the increase in 2003 resulted from an $800,000 increase over 2002 purchase levels as we are building the instrument base necessary to support a growing domestic surgical sales force. In 2002, we completed our acquisition of the Chattanooga Group, Inc. using $35.7 million in cash for this purchase. In 2003, we invested $35.0 million in short term government securities using the cash generated from our December public offering.

With the completion of our recent acquisition campaign, our financing sources for both debt and equity securities have expanded. Cash provided by financing activities in 2003 increased by $14.2 million to $36.7 million in 2003 from $22.5 million in 2002. This increase is the result of cash received from the resulting from two public offerings completed in August and December 2003. This increase was offset by the $42.6 million in payments made to reduce our long-term debt balance principally from funds generated from our August public offering.

Since inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. Our Bank of America credit facility, as amended on September 26, 2003, currently totals $25 million in principal availability under a revolving line of credit facility. The availability of funds we can borrow at any given time under the revolving line of credit depends upon the level of the borrowing base, which is based upon accounts receivable and inventory. As of December 31, 2003, we had an available borrowing base of approximately $22.8 million, and we had not borrowed any of this available amount. We executed various security documents and we pledged all of our assets to the lenders to secure the financing under our Bank of America credit agreement. The interest rate under our credit facility is dependent on our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization), but based on that ratio as of December 31, 2003, is equal to Bank of America’s base rate plus .25%, or the London Interbank Offered Rate (“LIBOR”) plus 1.75%.

Additionally, in order to finance the acquisition of Chattanooga Group, Inc., we and our subsidiaries entered into a note and equity purchase agreement dated as of February 8, 2002 with CapitalSource Finance LLC (“CapitalSource”), as agent and purchaser, pursuant to which we sold to CapitalSource $24,000,000 in senior subordinated notes. We, and our subsidiaries, executed various security documents whereby we pledged our assets to CapitalSource in order to it to secure our obligations. CapitalSource’s rights to the collateral we have pledged to them to secure the senior subordinated notes are junior and subordinate to the rights in the collateral of the various lenders and the security interests created by the security documents executed pursuant to the Bank of America credit agreement. We repaid all of the outstanding principal and accrued payment in kind interest on these notes with the proceeds of our August public offering.

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

In connection with the original CapitalSource note agreement, we granted to an affiliate of CapitalSource a warrant to purchase through February 8, 2009 up to an aggregate of 2,198,614 shares of our common stock at a purchase price of $0.01 per share. The expense related to this warrant is being amortized to interest expense beginning February 8, 2002 using the original term of the note agreement (five years). In connection with the repayment of this original debt, we expensed the remaining balance of this warrant. As stated above, we amended and restated both of our agreements with our lenders effective as of September 26, 2003, upon repayment of the existing debt. These amendments improved our cost of borrowing and modified our financial covenants in a manner which generally increases the likelihood of our compliance. We were in compliance throughout 2003.

While we currently believe that we will be able to meet all of our financial covenants during 2004 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that we will in fact be able to do so or that we will be able to obtain a waiver of default or amendments to our credit agreements in the future. In addition, we believe that our existing cash, including the amounts we generated through our recent public offerings and through operations and amounts available through our existing debt agreements, will be sufficient to meet our needs through 2004.

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

Contractual Obligations, Commercial Commitments, and Leases

The following table summarizes our contractual obligations associated with our long-term debt, lease obligations and purchase obligations (in thousands) for periods after December 31, 2003:

	Payment due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$ 6,168	$ 959	$ 209	$5,000	$--
Capital lease obligations	321	139	182	--	--
Operating lease obligations	2,232	719	1,486	27	--
Purchase obligations	15,711	13,711	2,000	--	--

Total	$24,432	$15,528	$3,877	$5,027	$--

The purchase obligations shown above include an annual commitment of $506,250 to our third party supplier in Mexico who supplies the labor component necessary to assemble and finish our soft goods products, as well as approximately $3.0 million committed to a manufacturer in China to build PC Boards for our existing and new electrotherapy lines for our Chattanooga Group Division. The contract we entered into with the manufacturer located in Acuna, Mexico expires on June 30, 2004, and may be renewed for a term of one to three years by mutual agreement.

Related Party Transactions

At our September 3, 2003 Board meeting our directors approved, and effective November 18, 2003 we entered into, a Consulting Agreement with Galen Advisors LLC (“Galen Advisors”) whereby Galen Advisors has agreed to assist us in identifying, negotiating, and consummating strategic acquisitions. Under the terms of this Consulting Agreement, we have agreed to pay Galen Advisors a one-time fee in the amount of $1 million immediately following the closing, if any, of one or more merger or acquisition transactions following the date of the Consulting Agreement as a result of which we shall have consummated transactions with a purchase price (including the value of any debt assumed) equal to or in excess of $25 million in the aggregate. The Consulting Agreement will terminate upon the earlier of the payment by us of the fee or November 18, 2005.

During 2002, Encore paid Galen Associates, an affiliate of the Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, the “Galen Entities,” $200,000 (paid with 63,492 shares of common stock based on a fair market value of $3.15) under a Financial Advisory Agreement for various consulting services provided to the Company in connection with the acquisition of Chattanooga Group, Inc.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact its financial condition, results of operations, and cash flows. Primary exposure includes changing interest rates. Currently, Encore is exposed to interest rate risk in connection with our Bank of America credit facility and CapitalSource debt, which bear interest at floating rates based on “LIBOR” or the prime rate plus an applicable borrowing margin. Outstanding balances under these agreements are zero and $5.0 million, respectively, at December 31, 2003.

Encore manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. All of the Bank of America facility is variable rate debt. The CapitalSource debt is also currently variable rate debt; but will convert to a fixed rate of 12% with the next draw. Certain other debt of the Company is fixed rate debt. Encore may use derivative financial instruments where appropriate to manage its interest rate risk. However, as a matter of policy, it does not enter into derivative or other financial investments for trading or speculative purposes. To date, we have not entered into derivate financial instruments.

Historically all of the Company’s sales have been denominated in U.S. dollars, and therefore the Company has not been subject to foreign currency exchange risks. However, the Company has begun to directly distribute its Chattanooga Group Division products in selected foreign markets, and some of the sales of its products in European markets are denominated in Euros, which would cause currency fluctuations to more directly impact our operating results. During 2003, average monthly euro sales approximated $100,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Encore Medical Corporation:

We have audited the accompanying consolidated balance sheets of Encore Medical Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Medical Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America

As discussed in note 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ KPMG LLP

Austin, Texas
February 20, 2004

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (in thousands, except share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$10,074	$253
Investments	35,013	--
Accounts receivable, net of allowance for doubtful accounts of
$365 and $288, respectively	13,175	14,635
Inventories, net of allowance of $2,203 and $2,917, respectively	29,579	27,701
Deferred tax assets	2,512	2,171
Prepaid expenses and other current assets	1,502	1,527

Total current assets	91,855	46,287

Property and equipment, net	11,260	11,179
Goodwill	18,146	18,146
Intangible assets, net	14,095	15,104
Other assets	1,024	3,039

Total assets	$136,380	$93,755

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,088	$3,606
Accounts payable	4,617	4,442
Accrued expenses	6,783	5,332

Total current liabilities	12,488	13,380

Long-term debt, net of current portion	5,383	34,129
Deferred tax liability	4,844	4,531
Other non-current liabilities	556	686

Total liabilities	23,271	52,726

Stockholders' equity:
Series A Preferred Stock, $0.001 par value, 255,000 shares
authorized; 0 and 132,353 shares issued and outstanding
respectively; aggregate liquidation preference of $0 and $13,500	--	12,840
respectively
Common stock, $0.001 par value, 100,000,000 and 50,000,000
shares authorized, respectively; 43,271,000 and 11,609,000
shares issued, respectively	43	12
Additional paid-in capital	117,764	30,420
Notes receivable for sale of common stock	(1,100)	(1,164)
Deferred compensation	--	(14)
(Accumulated deficit)Retained earnings	(1,951)	566
Less cost of repurchased stock, warrants and rights (512,000 and
509,000 shares, respectively)	(1,647)	(1,631)

Total stockholders' equity	113,109	41,029

Total liabilities and stockholders' equity	$136,380	$93,755

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001

Sales	$ 108,059	$ 95,491	$ 42,616
Cost of sales	54,287	49,451	17,852¹

Gross margin	53,772	46,040	24,764
Operating expenses:
Selling, general and administrative	39,535	35,550	19,865²
Research and development	5,022	3,397	1,732³
Other charges	--	--	1,623

Income from operations	9,215	7,093	1,544
Other income (expense):
Interest income	142	136	186
Interest expense	(5,305)	(7,212)	(1,299)
Early extinguishment of debt	(7,674)	--	--
Other income	139	301	334

Income (loss) before income taxes	(3,483)	318	765
Provision (benefit) for income taxes	(966)	312	217

Net income (loss)	(2,517)	6	548
Beneficial conversion feature related to Series A Preferred Stock	--	--	(3,706)

Net income (loss) attributable to common stock	$ (2,517)	$ 6	$(3,158)

Net income (loss) per common and common equivalent share:
Basic earnings (loss) per share-
Basic earnings (loss) per share-	$ (0.12)	$ 0.00	$ (0.34)
Shares used in computing basic earnings (loss) per share	20,848	10,429	9,355
Diluted earnings (loss) per share-
Diluted earnings (loss) per share-	$ (0.12)	$ 0.00	$ (0.34)
Shares used in computing diluted earnings (loss) per share	20,848	26,477	9,355

See accompanying notes to consolidated financial statements.

¹Excludes $37,000 of stock compensation expense included in other charges
²Excludes $694,000 of stock compensation expense included in other charges
³ Excludes $186,000 of stock compensation expense included in other charges

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (in thousands)

	Preferred Stock		Common Stock		Additional	Notes Rec. - Sale of		(Accumulated Deficit)	Repurchased Stock Warrants and Rights		Total Stockholders
	Shares	Amount	Shares	Amount	Paid-In Capital	Common Stock	Deferred Compensation	Retained Earnings	Shares	Amount	Equity
Balances at December 31, 2000	-	$-	9,348	$9	$19,405	$-	$(185)	$12	(322)	$(1,421)	$17,820
Issuance of common stock	-	-	2,093	2	2,195	(1,187)	-	-	-	-	1,010
Deferred compensation	-	-	-	-	9	-	(9)	-	-	-	--
Amortization of deferred compensation	-	-	-	-	-	-	138	-	-	-	138
Purchase of treasury stock	-		-	-	-	-	-	-	(313)	(622)	(622)
Issuance of preferred stock, net of issuance costs	132	12,840	-	-	-	-	-	-	-	-	12,840
Legal settlement charge	-	-	-	-	410	-	-	-	-	-	410
Tax benefit associated with stock options	-	-	-	-	33	-	-	-	-	-	33
Net income	-	-	-	-	-	-	-	548	-	-	548

Balances at December 31, 2001	132	12,840	11,441	11	22,052	(1,187)	(56)	560	(635)	(2,043)	32,177
Issuance of common stock	-	-	168	1	185	-	-	-	-	-	186
Stock compensation	-	-	-	-	223	-	-	-	-	-	223
Amortization of deferred compensation	-	-	-	-	-	-	42	-	-	-	42
Purchase of treasury stock	-	-	-	-	-	23	-	-	(22)	(23)	-
Tax benefit associated with stock options	-	-	-	-	24	-	-	-	-	-	24
Issuance of treasury stock for services provided inconnection with the Chattanooga Group, Inc. acquisition	-	-	-	-	32	-	-	-	148	435	467
Issuance of stock purchase warrants	-	-	-	-	7,904	-	-	-	-	-	7,904
Net income	-	-	-	-	-	-	-	6	-	-	6

Balances at December 31, 2002	132	12,840	11,609	12	30,420	(1,164)	(14)	566	(509)	(1,631)	41,029
Issuance of common stock, net of offering costs of $6.6 million	-	-	16,778	17	74,205	-	-	-	-	-	74,222
Stock compensation	-	-	-	-	141	-	-	-		-	141
Amortization of deferred compensation	-	-	-	-	-	-	14	-	-	-	14
Conversion of preferred stock to common stock	(132)	(12,840)	13,235	13	12,827	-	-	-	-	-	-
Exercise of common stock warrants	-	-	1,649	1	15	-	-	-	(3)	(16)	-
Tax benefit associated with stock options	-	-	-	-	156	-	-	-	-	-	156
Note payments	-	-	-	-	-	64	-	-	-	-	64
Net loss	-	-	-	-	-	-	-	(2,517	-	-	(2,517)

Balances at December 31, 2003	-	$-	43,271	$43	$117,764	$(1,100)	$-	$(1,951)	(512)	$(1,647)	$113,109

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(2,517)	$6	$548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,032	3,329	2,135
Amortization of intangibles	962	1,113	764
Amortization of debt issuance costs and early extinguishment of debt	7,547	2,467	--
Non-cash interest expense	474	606	--
Stock-based compensation	155	265	138
Deferred taxes	(28)	235	(784)
Tax benefit associated with stock options	156	24	33
Loss on disposal of assets	10	25	8
Other charges	--	--	1,080
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,460	157	(411)
(Increase) decrease in inventories	(1,878)	3,359	3,127
(Increase) decrease in prepaid expenses and other assets	(78)	108	(748)
Increase (decrease) in accounts payable and accrued expenses	1,634	(2,090)	2,933

Net cash provided by operating activities	10,929	9,604	8,823

Cash flows from investing activities:
Acquisition of OSG product lines	--	--	(5,987)
Acquisition of Chattanooga Group, Inc.	--	(35,749)	--
Purchases of property and equipment	(2,852)	(1,494)	(2,705)
Proceeds from sale of assets	42	15	3
Purchase of held-to-maturity investments	(35,013)	--	--

Net cash used in investing activities	(37,823)	(37,228)	(8,689)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	74,222	186	157
Payments to acquire treasury stock	--	--	(31)
Proceeds from issuance of Series A Preferred Stock	--	--	12,840
Proceeds from notes receivable of common stock	64	--	--
Proceeds from long-term debt	5,000	40,529	--
Payments on long-term debt	(42,571)	(15,865)	(7,700)
Payment of debt issuance costs	--	(2,374)	--

Net cash provided by financing activities	36,715	22,476	5,266

Net increase (decrease) in cash and cash equivalents	9,821	(5,148)	5,400
Cash and cash equivalents at beginning of year	253	5,401	1

Cash and cash equivalents at end of year	$10,074	$253	$5,401

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,931	$4,069	$1,277
Income taxes	31	1,555	251
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations related to equipment leases entered into
during the year	$270	$-	$-

Acquisition of treasury stock through cashless exercise of stock options	--	--	213

Notes received (redeemed) for sale (repurchase) of common stock	--	(23)	1,187

Purchase of treasury stock by issuance of a note	--	--	409

Notes issued for acquisition of OSG product lines	--	--	3,135

Issuance of stock purchase warrants	--	7,904	--

Issuance of treasury stock for services provided in connection with the
Chattanooga Group, Inc. acquisition	--	467	--

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business
The accompanying audited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries. We are a diversified orthopedic company that designs, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices, sports medicine equipment and other related products for the orthopedic industry. Our products are used primarily by orthopedic surgeons, physical and occupational therapists and other orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. We currently market and distribute our products through three operating divisions, our Surgical Division, our Chattanooga Group Division and our Soft Goods Division. Our Surgical Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implants. Our Chattanooga Group Division is a leader in domestic sales of many of the orthopedic rehabilitation products in the market. Our Soft Goods Division provides orthopedic soft goods that are used to assist the patient in recovery from injury or a surgical procedure and to protect against further injury. Our three divisions enable us to reach a diverse customer base through multiple distribution channels.

Principles of Consolidation
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents
Cash consists of deposits with financial institutions. We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. While the Company’s cash and cash equivalents are on deposit with high-quality institutions, such deposits exceed FDIC insured limits.

Investments
Investments consist of government securities with readily determinable fair market values and original maturities in excess of three months. We account for our investment instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and short-term investments are treated as held to maturity under SFAS No. 115 and are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. See Note 3 for additional information.

Allowance for Doubtful Accounts
The Company must make estimates of the uncollectibility of accounts receivables. In doing so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Inventories
Inventory value is stated at the lower of cost or market, with cost being average actual cost. We establish reserves for such issues as slow moving and excess inventory, product obsolescence and valuation impairment. Our inventory reserve policy is primarily based on the products and market practices. Each division determines the amount and timing of write-downs. For all divisions, we utilize a specific identification methodology (product rationalization), which can occur whenever there is a change in strategy. In addition, sales performance is reviewed on at least a quarterly basis to determine the amounts that should be adjusted to the existing reserve. The reserved inventory items are primarily being disposed of by scrapping or donating to charitable organizations. See Note 5 for additional information.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to thirty-nine years. Leasehold improvements and assets subject to capital leases are amortized using the straight-line method over the terms of the leases or lives of the assets, if shorter. Maintenance and repairs are expensed as incurred. See Note 6 for additional information.

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

Goodwill and Intangible Assets
Intangible assets consist of agency rights, transferable licenses, distribution networks, intellectual property and customer lists and are carried at cost less accumulated amortization. Amortization of intangibles is computed based on the straight-line method over periods ranging from two to forty years. On an annual basis, and between annual tests in certain circumstances, we review our goodwill and intangible assets to determine if there has been any change in the useful life of a goodwill or intangible asset or whether there has been impairment of these assets. See Note 7 for additional information.

Shipping and Handling Costs
Shipping and handling costs, which generally are not reimbursed by customers, are included in selling, general and administrative expense. For the years ended December 31, 2003, 2002 and 2001, $1.8 million, $2.3 million, and $1 million of shipping and handling costs, respectively, were included in selling, general and administrative expenses. All remaining shipping and handling expenses, which are generally reimbursed by customers, are included as part of sales and cost of sales.

Revenue Recognition
Our Surgical Division’s products are sold through a network of independent sales representatives in the U.S. and by distributors outside the U.S. Revenues from sales made by independent sales representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure (implanted into a patient) and a purchase order is received from the hospital. Revenues from sales to customers outside the U.S. are recorded when the product is shipped to the customer. The distributors, who sell the products to other customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay Encore within specified terms regardless of when they sell the products. In addition there is no price protection.

Our Chattanooga Group Division’s products are sold to independent dealers who take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell the products, and have no price protection. The sales are recorded when the products are shipped to these dealers. Product returns are allowed only with our prior approval and a reserve for estimated product returns is maintained based on actual historical experience.

Our Soft Goods Division’s products are sold to distributors, retail outlets, and various medical and sports establishments. Sales are recorded at the time the product is shipped to the customer. Customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products, and have no price protection except for distributors who participate in our rebate program. Product returns are allowed only with our prior approval and a reserve for estimated product returns is maintained based on actual historical experience. In addition, rebates are granted to distributors and a reserve is maintained for future rebate claims based on actual historical experience. The reserves for estimated product returns and rebate claims are a deduction from the sales recorded for each reporting period.

We must make estimates of potential future product returns and rebates related to current period product revenue. To do so, our management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgment must be used and estimates must be made in connection with establishing the sales returns, rebates and other allowances in any accounting period.

Warranty Costs
We provide warranties on certain of our products, principally within the Chattanooga Group Division. The warranty periods typically range from one to two years, and provide for customer return rights relative to defective product. At each reporting period, we estimate our warranty obligations based upon historical experience and known product issues, if any. Activity in the warranty reserve during the years ended December 31, 2003 and 2002 was as follows (in thousands):

	Year ended December 31,
	2003	2002
Beginning Balance	$ 402	$ 293
Amount charged to expense	697	729
Deductions	(680)	(620)

Ending Balance	$ 419	$ 402

As activity in the warranty reserve related to the Chattanooga Group Division, which was acquired in February 2002, no 2001 information is available.

Advertising Costs
We expense advertising costs as they are incurred. During 2003, 2002 and 2001, such costs approximated $1.3 million, $1.2 million, and $837,000, respectively.

Research and Development
Research and development expenses relate primarily to the technological development and enhancement of reconstructive, trauma and spinal devices, as well as rehabilitation and soft goods products. Research and development costs are charged to expense as incurred.

Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized.

Earnings (Loss) Per Share
In accordance with SFAS No. 128, basic earnings (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of options, warrants, restricted stock or the conversion of the Series A Preferred Stock. Diluted earnings (loss) per share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. The number of common share equivalents outstanding is computed using the treasury stock method.

Fair Value of Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, investments, trade accounts receivable and payable, approximate fair values due to their short-term nature. We estimate the fair value of our long-term fixed rate debt based on our current borrowing rate for debt with similar maturities, terms and characteristics. At December 31, 2003 and 2002, the carrying value of our long-term debt approximated fair value.

Acquisitions
On February 8, 2002, we acquired all of the issued and outstanding shares of capital stock of Chattanooga Group, Inc. We acquired stock for a total purchase price of $36.8 million. See Note 14 for additional information regarding the Chattanooga Group acquisition.

On July 2, 2001, we acquired Kimberly-Clark Corporation’s line of orthopedic soft goods, patient safety devices and pressure care products pursuant to an Asset Purchase Agreement. We acquired fixed assets, inventory and intangible assets for a total purchase price of $8.8 million consisting of $5.7 million in cash and a promissory note in the amount of $3.1 million bearing interest at 8% per annum and payable over 24 months. For financial reporting purposes, $2.1 million of the purchase price was allocated to acquired intangible assets having a weighted-average useful life of approximately 9 years. The intangible assets that make up that amount include customer lists of $300,000 (2-year weighted-average useful life), transferable licenses of $1.6 million (17-year weighted-average useful life), and intellectual property of $0.2 million (15-year weighted-average useful life).

Stock-based compensation plans
We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148 and SFAS 123, we continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for our plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for under the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus 96-18.

Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

	For the Year Ended December 31,
		2003	2002	2001

Net income (loss) attributable to common stock	As reported	$ (2,517)	$ 6	$ (3,158)
Add: Total stock-based employee compensation expense included in reported net income (loss) net of related tax effects		--	--	657
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(420)	(280)	(1,127)

Net loss attributable to common stock	Pro forma	(2,937)	(274)	(3,628)

Earnings (loss) per share
Basic:	As reported	(0.12)	0.00	(0.34)
	Pro forma	(0.14)	(0.03)	(0.39)
Diluted:	As reported	(0.12)	0.00	(0.34)
	Pro forma	(0.14)	(0.03)	(0.39)

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	86.4%	86.0%	86.7%
Risk-free interest rate	2.7%	4.1%	4.4%
Expected life	4.26 years	3.71 years	5.15 years

Comprehensive Income
We include all changes in equity during a period except those resulting from investments by and distributions to owners as a component of other comprehensive income. For the years ended December 31, 2003, 2002 and 2001, there were no components of comprehensive income other than net income (loss).

2. Other charges
The components of other charges included in the Consolidated Statements of Operations are as follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001

Legal settlement charges	$ --	$ --	$535
Compensation expense associated
with stock option exchange program	--	--	917
Other	--	--	171

Total	$ --	$ --	$1,623

In June 2001, in accordance with FIN 44, we recorded compensation expense of $917,000 related to the cancellation of certain outstanding options to purchase common stock in exchange for our common shares. In June 2001, a former employee exercised options by selling some of the shares acquired by the exercise of previously granted stock options back to us in sufficient quantity to cover the exercise price and related tax liability. This cashless exercise of options generated compensation expense of $171,000. In June 2001, we reached a settlement with a former stockholder related to a complaint filed by it associated with our sale of Series A Preferred Stock. We incurred two charges in connection with the settlement. The first charge of $125,000 relates to court ordered reimbursement of the plaintiff’s legal expenses that resulted in the filing of a supplement to the original proxy statement. The second charge of $410,000 represents a non-cash benefit provided to us by the primary Series A Preferred Stock stockholders that arose as a result of their purchase of the plaintiff’s outstanding stock in us. Of the total charges of $1,623,000, approximately $544,000 represented a cash outlay.

3.   Investments
We invest our excess cash in U.S. treasury securities. These are items with readily determinable fair market values and original maturities in excess of three months, but less than twelve months. All investments have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value due to the short period of time to maturity. As of December 31, 2003 and 2002, we have investments with fair values and amortized costs of approximately $35 million and $0, respectively.

4.    Accounts Receivable
A summary of the activity in our allowance for doubtful accounts is presented below (in thousands):

	For the Year Ended December 31,
	2003	2002	2001

Balance, beginning of year	$ 288	$154	$ 339
Provision for bad debt expense	91	134	136
Write-offs charged to allowance	(14)	--	(321)

Balance, end of year	$ 365	$288	$ 154

5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2003	2002

Components and raw materials	$ 8,433	$ 8,648
Work in process	2,641	1,350
Finished goods	13,685	14,250
Consigned goods	7,023	6,370

	31,782	30,618
Less - inventory reserves	(2,203)	(2,917)

	$ 29,579	$ 27,701

Certain of our inventory in the Surgical Division, as noted above, is held with our sales agents on consignment.

A summary of the activity in our inventory reserve for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

	For the Year Ended December 31,
	2003	2002	2001

Balance, beginning of year	$ 2,917	$ 4,477	$ 4,675
Provision charged to cost of sales	2,561	1,313	2,315
Write-offs charged to reserve	(3,275)	(2,873)	(2,513)

Balance, end of year	$ 2,203	$ 2,917	$ 4,477

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

6. Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2003	2002

Land	$ 1,164	$ 1,164
Buildings and improvements	4,143	3,832
Equipment	7,567	6,991
Furniture and fixtures	4,926	4,278
Surgical instrumentation	10,253	9,153

	28,053	25,418
Less - accumulated depreciation and amortization	(16,793)	(14,239)

	$ 11,260	$ 11,179

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2003, 2002 and 2001 was approximately $3,032,000, $3,329,000, and $2,135,000, respectively.

7. Goodwill and Intangible Assets

We adopted the non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) on January 1, 2002, which resulted in additional pre-tax earnings of $280,000 for each of the years ended December 31, 2003 and 2002. We have reviewed our goodwill and other intangible assets and have determined that there has been no impairment of these assets that would require an impairment charge to be recorded in our consolidated financial statements. The following table provides comparative earnings and earnings per share information had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

	Twelve Months Ended December 31,

	2003	2002	2001

Reported net income (loss)	$(2,517)	$6	$(3,158)
attributable to common stock
Goodwill amortization	--	--	200
Adjusted net income (loss)	$(2,517)	$6	$(2,958)
attributable to common stock

BASIC EARNINGS (LOSS) PER SHARE:
As reported	$(0.12)	$0.00	$(0.34)
Goodwill amortization	--	--	0.02
Adjusted	$(0.12)	$0.00	$(0.32)

DILUTED EARNINGS (LOSS) PER SHARE:
As reported	$(0.12)	$0.00	$(0.34)
Goodwill amortization	--	--	0.02
Adjusted	$(0.12)	$0.00	$(0.32)

Intangibles consisted of the following (in thousands) as of December 31, 2003:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net

Amortizable Intangible Assets:
Technology-based	$ 2,977	$(1,027)	$1,950
Marketing-based	900	(118)	782
Customer-based	7,049	(2,106)	4,943

Amortizable Intangibles	$10,926	$(3,251)	$7,675

Unamortizable Intangible Assets:
Trademarks			$6,420

Total Intangible Assets			$14,095

Intangibles consisted of the following (in thousands) as of December 31, 2002:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net

Amortizable Intangible Assets:
Technology-based	$ 2,977	$ (746)	$ 2,231
Marketing-based	952	(76)	876
Customer-based	7,049	(1,472)	5,577

Amortizable Intangibles	$10,978	$(2,294)	$8,684

Unamortizable Intangible Assets:
Trademarks			$6,420

Total Intangible Assets			$15,104

Our amortizable assets will continue to be amortized over their remaining useful lives ranging from 1 to 40 years.

During the year ended December 31, 2003, we disposed of $52,000 of gross intangible assets. Aggregate amortization expense for the years ended December 31, 2003, 2002, and 2001 was $962,000, $1,113,000 and $764,000, respectively.

Estimated amortization expense for the next five years is as follows (in thousands):

For year ended December 31, 2004	$700
For year ended December 31, 2005	600
For year ended December 31, 2006	500
For year ended December 31, 2007	500
For year ended December 31, 2008	500

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2003	2002

Accrued wages and related expenses	$2,488	$1,461
Accrued commissions	1,653	1,878
Accrued royalties	394	252
Accrued warranties	419	402
Accrued taxes	703	498
Accrued professional fees	763	328
Other accrued liabilities	363	513

	$6,783	$5,332

9. Long-Term Debt and Leases

Long-Term Debt
Long-term debt (including capital lease obligations) consists of the following (in thousands):

	December 31,
	2003	2002
$25,000 credit facility from a financial institution; interest at the	$--	$15,507
institution’s base rate or LIBOR rate plus an applicable margin based on the ratio of debt to EBITDA (as defined in the Credit Agreement); due
September 2006; collateralized by all assets of Encore; commitment fee of
0.375% of unused line balance; additional available borrowings at
December 31, 2003 of $22,777 based upon the current Borrowing Base as defined in the Credit Agreement; interest rate of 4.25% and 4.28% at
December 31, 2003 and December 31, 2002, respectively.

$24,000 senior subordinated notes payable to a financial institution; interest	5,000	19,177
at the Citibank, N.A. prime rate plus 2% up to $5,000; interest at 12%
when the outstanding balance exceeds $5,000; interest payable monthly;
due September 2008; collateralized by a second lien on all assets of
Encore; less unamortized deferred charges of $0 and $5,429, respectively;
interest rate of 6% and 13% at December 31, 2003 and December 31, 2002,
respectively.

8% unsecured note payable to a corporation in connection with the orthopedic	--	914
soft goods product line acquisition, payable in monthly installments of
$130 through July 1, 2003.

6.5% unsecured note payable to a former employee in connection with a stock	11	156
purchase agreement payable in bi-weekly installments of $5 through
January 23, 2004.
8.9% unsecured note payable to individuals in connection with the acquisition	1,157	1,809
of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 31, 2005.

Capital lease obligations, collateralized by related equipment	303	172

	6,471	37,735

Less-current portion	(1,088)	(3,606)

	$5,383	$34,129

The debt agreements related to the $25,000,000 credit facility and the $24,000,000 senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreement. As of the date of this report, we are in compliance with all debt covenants and warranties. In addition, these debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affilates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations.

We repaid in full all principal amounts outstanding under the $25,000,000 credit facility and the $24,000,000 senior subordinated notes payable during the quarter ended September 27, 2003 in conjunction with the public offering we completed on August 11, 2003. See Note 10 for additional detail regarding the public offering. In connection with the repayment,we recorded a one-time charge due to the early repayment of our outstanding debt, totaling $7.7 million. All but approximately $650,000 of this amount represented a non-cash expense for unamortized warrant and debt issue costs. These debt agreements were also amended and restated effective September 26, 2003 to reflect, among other things, lower interest rates, removal of the term notes from the senior credit facility, adjustment of the required Borrowing Base, and adjustment of the warranties and covenants.

In connection with the original $24,000,000 senior subordinated notes payable, we granted a warrant to purchase through February 8, 2009 up to an aggregate of 2,198,614 shares of our common stock at a purchase price of $0.01 per share. This warrant was originally valued at $6,596,000 and recorded as a reduction of long-term debt. The expense related to this warrant was amortized to interest expense beginning February 8, 2002 using the original term of the note agreement (five years). In connection with the repayment of this original debt, we expensed the remaining balance of this warrant during the quarter ended September 27, 2003. Our agreements with CapitalSource were amended and restated as of September 26, 2003, and now allow us to borrow up to $24 million, of which during October 2003 we borrowed $5 million. The interest rate for amounts we borrow under the senior subordinated notes payable to CapitalSource will be 12% per annum from and after our next borrowing draw request on the loan, but until then the interest rate will be equal to the Citibank, N.A. prime rate plus 2%.

Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively, the “Galen Entities”) and the lender entered into an agreement (the “Agreement”) to evidence certain obligations included in the original $24,000,000 senior subordinated notes payable. As an inducement for the Galen Entities to enter into the Agreement, we granted to the Galen Entities an option (the “Option”) dated as of February 8, 2002 to acquire a certain number of shares of common stock of the Company. The Option expired unexercised on August 15, 2003. The Option was originally valued at $1,308,000 and recorded as an other asset on the balance sheet. It was amortized to interest expense over the life of the option (eighteen months) and was fully amortized in August 2003.

At December 31, 2003, the aggregate amount of annual principal maturities of long-term debt are as follows (in thousands):

Year Ended December 31,
2004	$ 961
2005	207
2006	--
2007	--
2008	5,000

$6,168

Leases
We lease building space, manufacturing facilities and equipment under non-cancelable lease agreements that expire at various dates. At December 31, 2003, future minimum lease payments are as follows (in thousands):

	Operating	Capital
	Leases	Leases

Year Ending December 31,
2004	$ 139	$ 719
2005	102	663
2006	80	645
2007	--	178
2008 and thereafter	--	27

Total minimum lease payments	$ 321	$2,232

Less - amounts representing interest at rates ranging
from 7% to 10%	(18)

Net minimum lease payments	303
Less - current portion of obligations under capital	(127)

	$ 176

Rental expense under operating leases totaled approximately $876,000, $1,106,000, and $869,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

Leased equipment and furniture and fixtures under capital leases, included in property and equipment in the accompanying consolidated financial statements, are as follows (in thousands):

	December 31,
	2003	2002

Equipment	$ 269	$ 875
Furniture and fixtures	270	45
Less - accumulated amortization	(177)	(604)

	$ 362	$ 316

10. Capital Stock

Preferred Stock
Preferred stock may be issued at the discretion of our Board of Directors (the “Board”) with such designation, rights and preferences as the Board may determine from time to time. The preferred stock may have dividend, liquidation, conversion, voting or other rights that may be more expansive than the rights of the holders of the common stock. At December 31, 2003, we have 1,000,000 shares of authorized preferred stock, of which 255,000 shares have been designated Series A Preferred Stock.

On June 12, 2001, we issued 132,353 shares of Series A Preferred Stock for net proceeds of approximately $12.8 million (the “Series A Offering”). The 132,353 shares of Series A Preferred Stock were immediately convertible into 13,235,300 shares of our common stock. In connection with the issuance of Series A Preferred Stock in June 2001, because the stock was immediately convertible into common stock of Encore at the holder’s option at a conversion price of $1.02 per share, which was below the per share closing price of the Company’s common stock on the date of the issuance of the Series A Preferred Stock, Encore recorded a charge to net income available to common stockholders of $3,706,000 representing the fair value of the beneficial conversion feature of the Series A Preferred Stock. Because the Company did not have retained earnings at the date the Series A Preferred Stock was issued from which to record the beneficial conversion feature, no amounts were removed from retained earnings to additional paid-in capital. On January 24, 2003, 750 shares of Series A Preferred Stock were converted to 75,000 shares of common stock. On August 11, 2003, 131,603 shares of Series A Preferred Stock, representing all of the remaining outstanding shares, were converted to 13,160,300 shares of common stock.

Common Stock
On August 11, 2003 we sold a total of 10,637,500 shares of our common stock at $4.00 per share in a public offering. This offering generated total gross proceeds of approximately $42.6 million, and we used the net offering proceeds of approximately $39.0 million to repay $25.9 million indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC, $2.0 million of the term loan debt under our senior credit facility with Bank of America, $10.6 million to repay our outstanding indebtedness under our Bank of America revolving credit facility, and the remainder for general corporate purposes. See Note 9 for additional information.

On December 17, 2003 we sold 6,000,000 shares of our common stock at $6.25 per share in a public offering. This offering generated total gross proceeds of approximately $37.5 million ($34.5 million net offering proceeds) which will be used for working capital and other general corporate purposes, including possible acquisitions.

Stock Option Plans
We have seven stock option plans. All options granted under the plans are exercisable for common stock in Encore as described below. Non-employee stock compensation expense was approximately $155,000, $265,000, and $138,000 for the years ended December 31, 2003, 2002 and 2001, respectively, which is included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

The 1996 Incentive Stock Plan provides for the grant of a variety of equity related awards, including, but not limited to, incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, to key employees of Encore and its subsidiaries. The 1997 Distributor Advisory Panel Stock Option Plan provides for the grant of stock options to those persons or entities that are our sales representatives and distributors of our products. The 1997 Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those surgeons who are serving as members of our, or our subsidiaries’, surgeon advisory panel. The 2000 Non-Employee Director Stock Option Plan provides for the grant of options to non-employee directors of Encore.

In addition, we have three stock option plans under which we are no longer issuing new options but which, nevertheless, have outstanding options. The 1992 Stock Option Plan provided for the grant of both incentive and non-qualified stock options to directors, employees and certain other persons affiliated with us. The 1993 Distributor Stock Option Plan provided for the grant of stock options to those who were sales representatives and distributors of our products, and the 1993 Surgeon Advisory Panel Stock Option Plan provided for the grant of stock options to those who were serving as members of our surgeon advisory panel.

The stock options granted under all of these plans are generally granted at or in excess of fair market value on the date of grant, vest ratably over a predefined period, and expire no more than 10 years from the date of grant. At December 31, 2003, we had reserved a total of 6,046,488 shares of common stock for the plans.

A summary of the activity in our stock option plans is presented below:

	Year ended December 31,

	2003		2002		2001
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Employee Options
Outstanding, beginning of year	1,077,942	$2.45	850,927	$2.31	3,343,934	$2.10
Granted-
At market	280,000	3.13	483,500	3.12	88,105	1.75
Exercised	(123,261)	2.49	(115,361)	1.08	(577,934)	0.83
Canceled	(63,990)	3.08	(141,124)	3.82	(2,003,178)	2.34

Outstanding, end of year	1,170,691	2.88	1,077,942	2.45	850,927	2.31

Options exercisable at year end	646,429		572,992		751,927
Weighted-average fair value of options granted during the year-
At market		$2.68		$3.12		$1.73
Other Than Employee Options
Outstanding, beginning of year	863,485	$3.75	737,407	$3.58	613,790	$3.85
Granted-
At market	20,000	3.00	199,513	4.42	75,000	1.20
Above market	--	--	--	--	125,000	1.81
Exercised	(16,436)	3.37	(53,302)	1.13	--	--
Canceled	(138,837)	3.15	(20,133)	4.33	(76,383)	3.95

Outstanding, end of year	728,212	3.58	863,485	3.75	737,407	3.58

Options exercisable at year end	703,212		758,485		581,782
Weighted-average fair value of
options granted during the year-
At market		$2.56		$4.41		$1.19
Above market	--			--		2.22

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Price	Number	Weighted-Average Price

$1.13 to $1.90	356,081	4.76	$ 1.52	331,081	$ 1.54
$2.00 to $3.95	1,131,843	6.58	2.97	622,581	3.00
$4.05 to $4.91	188,085	1.57	4.40	188,085	4.40
$5.00 or $6.48	222,894	1.80	5.58	207,894	5.52

	1,898,903			1.349.641

Warrants
On February 8, 2002, in connection with the financing for the acquisition of Chattanooga Group, Inc., we issued a warrant to CapitalSource Holdings LLC, giving it the right to acquire for a period of five years up to 2,198,614 shares of our common stock. On August 14, 2003, we exercised our right to prepay $6 million of the principal amount of senior subordinated notes. Because we exercised this right, CapitalSource conveyed warrants to purchase 549,653 shares of our common stock to the Galen Entities. On October 20, 2003, CapitalSource exercised all of its remaining warrants for 1,648,961 shares of common stock. See Note 9 for additional information.

Healthcare Acquisition Corporation (“HCAC”), our predecessor, issued 3,850,000 warrants (the “$5 warrants”) in connection with a public offering in March 1996. These warrants had an exercise price of $5.00 per share and were convertible into one share of common stock for each warrant. All of these $5 warrants expired on March 8, 2003.

Issuance of Common Stock for Recourse Notes Payable
In June 2001, the Company sold approximately 1.2 million shares of common stock at $1.02 per share to certain executives of the Company. In exchange for the common stock, the Company accepted promissory notes from the employees totaling $1,187,000, which bear interest at 8% per annum. The promissory notes are collateralized by the 1.2 million shares of common stock and are full recourse to the assets of the executives. The notes have been recorded as a component of stockholder’s equity in the consolidated balance sheet. Due to the termination of employment of certain of these executives during 2002, 22,222 shares of common stock were repurchased by the Company at a price of $1.02 per share pursuant to the restricted stock agreements and the related promissory notes were reduced accordingly. In 2003, we received $64,000 in note payments from former employees.

11. Segment Information

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

Information regarding business segments is as follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001

Sales:
Surgical Division	$ 35,497	$31,889	$33,759
Chattanooga Group Division	57,532	46,145	--
Soft Goods Division	15,030	17,457	8,857

Consolidated net sales	$108,059	$95,491	$42,616

Gross margin:
Surgical Division	$ 24,848	$21,998	$21,841
Chattanooga Group Division	23,918	18,650	--
Soft Goods Division	5,006	5,392	2,923

Consolidated gross margin	$ 53,772	$46,040	$24,764

We allocate resources and evaluate the performance of our segments based on gross margin and therefore have not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. We do not allocate assets to reportable segments because certain of our property and equipment are shared by all of our segments.

During the three years ended December 31, 2003, our international sales were primarily to a few foreign distributors, of which no one distributor accounted for at least 10% of total Company sales during such periods. Following are our sales by geographic area (in thousands):

	For the Year Ended December 31,
	2003	2002	2001

Net Sales:
United States	$ 93,971	$85,780	$33,651
Europe, Middle East, and Africa	4,628	3,139	3,984
Asia Pacific	5,634	4,522	4,690
Other	3,826	2,050	291

	$108,059	$95,491	$42,616

12. Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	For the Year Ended December 31,
	2003	2002	2001

Current income taxes:
U.S. Federal and State	$ 476	$ 77	$ 1,001
Deferred income taxes:
U.S. Federal and State	(1,442)	235	(784)

	$ (966)	$312	$ 217

The difference between the tax expense (benefit) derived by applying the Federal statutory income tax rate to net income (loss) and the expense (benefit) recognized in the consolidated financial statements is as follows (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

Expense (benefit) derived by applying the
Federal statutory income tax rate to income
(loss) before income taxes	$(1,184)	$ 108	$ 260
Add (deduct) the effect of -
State tax provision (benefit)	(104)	(83)	27
Benefit from FSC utilization	--	--	(45)
State tax rate increase	207	--	--
Permanent differences and other, net	115	287	(25)

	$ (966)	$ 312	$ 217

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002

Current deferred tax assets (liabilities):
Contribution carryforward	$ 103	$ 307
AMT and other credits	30	12
Inventory and other reserves	1,612	1,663
Accrued compensation and other	767	189

Gross current deferred tax assets	2,512	2,171

Noncurrent deferred tax assets (liabilities):
Basis of property and equipment	(616)	(953)
Basis of intangible assets	(4,489)	(4,487)
Accrued compensation	(307)	489
Contribution carryforward	568	420

Gross noncurrent deferred tax liabilities	(4,844)	(4,531)

Net deferred tax assets (liabilities)	$(2,332)	$(2,360)

In connection with the acquisition of Chattanooga Group, Inc. (see note 14), we assumed net deferred tax liabilities of approximately $4.6 million, which consisted principally of the differences for book and tax purposes of the acquired intangible assets.

At December 31, 2003 we maintain a charitable contribution carryforward of approximately $2.0 million. The carryforward is subject to certain limitations and expires at various dates commencing in 2006.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the periods in which those temporary differences become deductible. Based upon management’s projections of future taxable income and the periods and manner in which our deferred tax assets will be available, management estimates that it is more likely than not that all of our deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance at December 31, 2003 and 2002.

13. Earnings Per Share

Following is a reconciliation of the basic and diluted per share computations (in thousands, except for per share amounts):

	For the Year Ended December 31,
	2003	2002	2001

Net income (loss)	$(2,517)	$ 6	$ 548
Beneficial conversion feature related to Series A
Preferred Stock	--	--	(3,706)

Net income (loss) attributable to common stock	$(2,517)	$ 6	$(3,158)

Shares used in computing basic earnings (loss) per share	20,848	10,429	9,355
Common stock equivalents	--	2,813	--
Preferred stock	--	13,235	--

Shares used in computing diluted earnings (loss) per
share	20,848	26,477	9,355

Earnings (loss) per share
Basic	$ (0.12)	$ 0.00	$(0.34)

Diluted	$ (0.12)	$ 0.00	$(0.34)

Because we incurred a net loss for the years ended December 31, 2003 and 2001, 11,586,456 and 12,809,390 common stock equivalents were not included in the computation of diluted earnings per share because the inclusion of such would be anti-dilutive. For the year ended December 31, 2002 the effect of 5,908,906 common stock equivalents, were excluded as anti-dilutive.

14. Acquisition of Chattanooga Group, Inc.

On February 8, 2002, we acquired all of the issued and outstanding shares of capital stock of Chattanooga Group, Inc. (“Chattanooga”) pursuant to a Stock Purchase Agreement for a cash purchase price of $35.1 million. In order to finance this acquisition, we entered into the Credit Agreement with Bank of America, N.A. for maximum borrowings up to $30 million, subject to limitations based upon our Borrowing Base, as defined therein, and the Note Agreement with CapitalSource Finance LLC for $24 million.

The total purchase price paid for Chattanooga approximating $36.8 million, including cash payments of $35.1 million and acquisition costs of $1.7 million, was allocated as follows based upon the fair value of the assets acquired and liabilities assumed (in thousands):

Current assets	$ 19,092
Tangible and other non current assets	5,871
Liabilities assumed	(16,431)
Identifiable intangible assets	13,520
Goodwill	14,724

$ 36,776

None of the acquired goodwill is expected to be tax deductible. The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable (in thousands):

Asset class	Fair value	Wtd. Avg. Useful life
Technology-based	$ 1,830	12 years
Marketing-based	6,420	Indefinite
Customer-based	5,270	20 years
Goodwill	14,724

	$28,244

In connection with this acquisition and financing, we repaid the outstanding balances of certain Chattanooga debt totaling approximately $5 million. We also repaid all amounts outstanding under our then current revolving credit facility, which approximated $6.6 million, with proceeds from a similar revolving credit facility as part of the Credit Agreement.

15. Unaudited Quarterly Consolidated Financial Data (in thousands, except for per share amounts)

		Three Months Ended
	Mar 29,	Jun 28,	Sep 27,	Dec 31,
	2003	2003	2003	2003

Sales	$26,392	$26,498	$ 27,283	$27,886
Gross margin	$12,944	$13,019	$ 13,658	$14,151
Income from operations	$ 1,905	$ 2,302	$ 2,303	$ 2,705
Net income (loss)	$ 42	$ 171	$(4,717)	$ 1,987
Basic earnings (loss) per share	$ 0.00	$ 0.02	$ (0.20)	$ 0.05
Weighted average shares - basic	10,668	10,792	23,098	37,198
Diluted earnings (loss) per share	$ 0.00	$ 0.01	$ (0.20)	$ 0.05
Weighted average shares - diluted	26,663	26,696	23,098	40,539

		Three Months Ended
	Mar 30,	Jun 29,	Sep 28,	Dec 31,
	2002	2002	2002	2002

Sales	$19,308	$ 25,519	$24,474	$26,190
Gross margin	$ 9,690	$ 11,648	$11,571	$13,131
Income from operations	$ 748	$ 2,025	$ 2,083	$ 2,237
Net income (loss)	$ 35	$ (154)	$ 120	$ 5
Basic earnings (loss) per share	$ 0.00	$ (0.02)	$ 0.01	$ 0.00
Weighted average shares - basic	10,018	10,244	10,377	10,476
Diluted earnings (loss) per share	$ 0.00	$ (0.02)	$ 0.00	$ 0.00
Weighted average shares - diluted	25,755	10,244	26,654	26,622

16. Related Party Transaction

At our September 3, 2003 Board meeting our directors approved, and effective November 18, 2003 we entered into, a Consulting Agreement with Galen Advisors LLC (“Galen Advisors”) whereby Galen Advisors has agreed to assist us in identifying, negotiating, and consummating strategic acquisitions. Under the terms of this Consulting Agreement, we have agreed to pay Galen Advisors a one-time fee in the amount of $1 million immediately following the closing, if any, of one or more merger or acquisition transactions following the date of the Consulting Agreement as a result of which we shall have consummated transactions with a purchase price (including the value of any debt assumed) equal to or in excess of $25 million in the aggregate. The Consulting Agreement shall terminate upon the earlier of the payment by us of the fee or November 18, 2005.

During 2002, Encore paid Galen Associates, $200,000 (paid with 63,492 shares of common stock based on a fair market value of $3.15) under a Financial Advisory Agreement for various consulting services provided to the Company in connection with the acquisition of Chattanooga Group, Inc.

On February 1, 2001, we purchased from an entity related to Nick Cindrich, our former Chairman of the Board, 180,000 shares of common stock of Encore. These shares were purchased at a price approximately equal to the then current trading price of the stock on the Nasdaq National Market. The consideration for these shares was given in the form of a promissory note with an original principal amount of $409,000, bearing interest at 6.5%, payable bi-weekly over a three-year period.Simultaneously with this transaction, the former Chairman of the Board agreed to relinquish 109,767 vested options to purchase common stock in Encore that were in his possession. The exercise prices of these options ranged from $1.69 to $5.16.

17. Legal Proceedings

Akthea S.A.R.L.

In the fall of 2001, we began a number of legal proceedings against Akthea S.A.R.L. (“Akthea”), our former Surgical Division product distributor in France. The nature of the claims revolve around monies that were not paid to us by Akthea in connection with the distribution agreement and lease agreement that were entered into by the parties. We filed a complaint in the United States District Court in Texas related to the lease agreement issues. We also filed a request for arbitration with the International Chamber of Commerce Court of Arbitration in Paris related to the distribution agreement issues. On February 25, 2002, we were awarded a default judgment against Akthea in the United States District Court in the amount of $377,000. With respect to the distribution agreement issues, our request for arbitration sought monies owed under the distribution agreement and an injunction prohibiting Akthea from initiating additional actions similar to those described in the paragraph below. The arbitration panel issued a preliminary ruling granting us damages for Akthea’s breach of the payment provisions of the distribution agreement. On July 21, 2003, the arbitration panel issued its final ruling granting our claim for other costs as well as injunctive relief.

While Akthea has interposed no counterclaims in the actions described in the preceding paragraph, in 2002, Akthea initiated two civil proceedings in Nanterre, France against us and others. The two civil cases have been stayed in favor of the arbitration already commenced between the parties, and we have been awarded costs in obtaining these stays. Akthea has appealed the imposition of the stays of the two French civil cases, which appeal has been denied. Additionally, Akthea requested that the responsible French regulatory authority institute criminal proceedings against us based on Akthea’s claims that our implant products are combined with other products and such combination does not comply with the French public health codes. The French authorities declined to act on Akthea’s request to pursue a criminal investigation.

Department of Commerce Investigation of Chattanooga Group, Inc.

We are the subject of a Department of Commerce investigation of Chattanooga Group, Inc.‘s export practices with respect to unlawfully trading with an embargoed country, and unlawfully preparing export documentation. The Department of Commerce investigation commenced prior to our February 2002 acquisition of Chattanooga Group, Inc. To the extent we incur monetary fines, costs and legal expenses related to the Department of Commerce investigation, the sellers from whom we purchased the capital stock of Chattanooga Group, Inc. have agreed to indemnify us and to pay all reasonable costs, expenses, settlements and fines in excess of the $167,000, which, as of December 31, 2003, was the remaining amount of what was accrued as a liability on Chattanooga Group Inc.‘s financial statements as of the date of the acquisition up to a maximum of $5.0 million. With respect to the legal expenses, the sellers are only obligated to indemnify and reimburse us for the legal expenses of the law firm currently handling the investigation or any other law firm of their choice. If upon final determination or settlement of the Department of Commerce investigation we ultimately incur total expenses or fines in an amount less than the approximately $167,000 accrual, we shall owe the sellers the remainder of the accrual. When we acquired Chattanooga Group, Inc., $2.5 million of the sellers’ sale proceeds were placed in escrow to satisfy the sellers’ indemnity obligations to us, and currently in accordance with the terms of the purchase agreement $600,000 remains in escrow through February 8, 2005 for such purpose. In addition, we, as a successor in interest to Chattanooga Group, Inc., and our officers and employees might be subject to any criminal charges which could be commenced as a result of this investigation. The Department of Commerce also may revoke our export licenses or otherwise restrict our ability to export our products.

18. Commitments and Contingencies

As of December 31, 2003, we had entered into purchase commitments for inventory, capital acquisitions and other services totaling approximately $15.2 million in the ordinary course of business. In addition to these items, we have promised to purchase from our third party supplier in Mexico who supplies the labor component necessary to assemble and finish our soft goods products a minimum of $506,250 in labor per year. The following table summarizes our contractual obligations associated with our purchase obligations for the next five years (in thousands):

Year Ending December 31,
2004	$13,711
2005	2,000
2006	--
2007	--
2008 and thereafter	--

Total	$15,711

The manufacturing and marketing of orthopedic medical products entails risk of product liability. From time to time we have been, and currently we are, subject to product liability claims and litigation. In the future, we may again be subject to additional product liability claims, which could have a negative impact on our business. We currently carry product liability insurance in an amount of $20 million, a level which we consider adequate. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially and cause our stock price to fall. In addition, as a result of a product liability claim, we may have to recall some of our products, which could result in significant costs to us and cause our stock price to fall.

19. Employee Benefit Plans

We have a qualified defined contribution plan, which allows for voluntary pre-tax contributions by employees. We pay all general and administrative expenses of the plan and may make contributions to the plan. We made matching contributions of approximately $389,000, $354,000, and $264,000 to the plan in 2003, 2002 and 2001, respectively, based on 50% of the first 6% of employee contributions in 2003 and 2002, and 100% of the first 6% of employee contributions in 2001. Encore provides certain medical expense coverage to certain former executives. At December 31, 2003, we have $449,000 recorded for estimated liabilities related to these post retirement benefits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures as defined by Securities Exchange Act of 1934 Rules 13a-15(e), as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003. No change in internal controls over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders. Information regarding directors and officers is included within the sections of our Proxy Statement entitled “Proposal Item 1 – Election of Directors” and “Executive Officers.” Information related to the Audit Committee is included within the section of our Proxy Statement entitled “Corporate Governance and Related Matters – Audit Committee Information.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included within the section of our Proxy Statement entitled “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our code of conduct is included within the section of our Proxy Statement entitled “Corporate Governance and Related Matters.”

ITEM 11.     EXECUTIVE COMPENSATION

Information on compensation of our directors and certain named executive officers set forth under the sub-captions “Directors Continuing in Office” and “Executive Compensation other than the Report of the Compensation Committee” contained in our Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on the number of shares of our common stock beneficially owned by each director, each named executive officer, all directors and all executive officers as a group, and owners of more than 5% of our common stock is contained under the caption “Stock Ownership” in our Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of Encore are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,198,691	$2.91	2,396,307
Equity compensation plans not approved by security holders	700,212	$3.73	608,500

Total	1,898,903	$3.14	3,004,807

For additional information regarding those plans that have not been approved by security holders, please see the information included in Footnote 10 of the Company’s consolidated financial statements.

The information set forth under the sub-caption “Equity Compensation Plan Information” contained in our Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth under the sub-caption “Certain Relationships and Related Party Transactions” contained in our Proxy Statement is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2002 and 2003 by KPMG, LLP for services rendered to Encore is set forth under the caption “Independent Accountants – Audit Fees” in our Proxy Statement and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the sub-caption “Audit Committee Pre-approval Policy” in our Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

The financial statements filed as part of this report are listed under Item 8. Financial statement schedules listed under applicable accounting rules and regulations of the Securities and Exchange Commission but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

(b) Reports on Form 8-K

A.     On October 7, 2003, we filed a Current Report on Form 8-K under Item 5, “Other Events and Required FD Disclosure.” We filed two news releases, both dated October 6, 2003, entitled “Encore Medical Corporation Establishes a New Credit Facility” and “Encore Medical Receives FDA Approval for a New Spinal Implant Offering.”

B.     On October 27, 2003, we filed a Current Report on Form 8-K, as amended by a Current Report filed on form 8-K/A on October 29, 2003, under Item 5, “Other Events and Required FD Disclosure.” We filed a news release, dated October 27, 2003, entitled “Encore Medical Reports Record Third Quarter Revenue and Operating Income – Sales in All Divisions Increase Over Prior Year Results.” In addition, we furnished under item 12 our financial results for the quarter ended September 27, 2003.

C.     On November 21, 2003, we filed a Current Report on Form 8-K under Item 5, “Other Events and Required FD Disclosure.” We filed a news release, dated November 20, 2003, entitled “Encore Medical Corporation Announces Public Offering.”

D.     On December 2, 2003, we filed a Current Report on Form 8-K under Item 5, “Other Events and Required FD Disclosure.” We filed a news release, dated December 1, 2003, entitled “Encore Medical Receives FDA Approval For Ceramic-On-Ceramic Hip Implant Offering: Company Expands its Acetabular Product Offering and Expands Presence in the Marketplace.”

E.     On December 8, 2003, we furnished a Current Report on Form 8-K under Item 9, “Regulation FD Disclosure.” We furnished a news release dated, December 4, 2003, entitled “Encore Medical Corporation Shareholders Approve Increase to Authorized Shares.”

F.     On December 12, 2003, we filed a Current Report on Form 8-K under Item 5, “Other Events and Required FD Disclosure.” We filed a news release, dated December 10, 2003, entitled “Encore Medical Corporation Announces Pricing of Its Public Offering of 8,500,000 Shares of Common Stock.” On December 17, 2003, we filed a Current Report on Form 8-K under Item 5, “Other Events and Required FD Disclosure.” In addition, we furnished under item 9 all financial documents related to the news release dated December 17, 2003, entitled “Encore Medical Corporation Announces Closing of Its Public Offering of 8,500,000 Shares of Common Stock.”

G.     On December 19, 2003, we furnished a Current Report on Form 8-K under Item 9, “Regulation FD Disclosure.” We furnished a news release, dated December 19, 2003, entitled “Encore Medical Corporation Announces Full Exercise of Underwriters’ Over-Allotment Option.”

(c)     Exhibits:

Exhibit No.	Description
2	Agreement and Plan of Merger dated as of November 12, 1996, by and among Healthcare Acquisition Corp. ("HCAC"), Healthcare Acquisition, Inc. and Encore Orthopedics, Inc., as amended by an Amendment dated February 14, 1997 (3)
3.1	Certificate of Incorporation of HCAC.(1)
3.2	Amendment to the Certificate of Incorporation of HCAC(3)
3.3	Bylaws of HCAC(1)
3.4	Certificate of Designations, Preferences and Limitations of Series A Preferred Stock of Encore Medical Corporation dated June 5, 2001(7)
3.5	Certificate of Amendment to the Certificate of Incorporation of Encore Medical Corporation(8)
3.6	Amendment to Certificate of Designations, Preferences and Limitations of Series A Preferred Stock of Encore Medical Corporation dated February 8, 2002(8)
4.1	Form of HCAC Common Stock Certificate(2)
4.2	Form of Encore Medical Corporation Common Stock Certificates(4)
4.3	Investors' Rights Agreement between Encore and CapitalSource Holdings LLC dated February 8, 2002(6)
4.4	Warrant issued by Encore to CapitalSource Holdings LLC dated February 8, 2002(6)
10.1	Encore Medical Corporation 1996 Incentive Stock Plan(3)
10.2	Employment Agreement between Encore Medical Corporation and Jack Cahill dated June 12, 2001(8)
10.3	Employment Agreement between Encore Medical Corporation and August Faske dated June 12, 2001(8)
10.4	Employment Agreement between Encore Medical Corporation and Kenneth W. Davidson dated June 12, 2001 (8)
10.5	Employment Agreement between Encore Medical Corporation and Harry L. Zimmerman dated June 12, 2001 (8)
10.6	Restricted Stock Agreement between Encore Medical Corporation and Jack Cahill dated June 12, 2001 (8)
10.7	Restricted Stock Agreement between Encore Medical Corporation and August Faske dated June 12, 2001 (8)
10.8	Restricted Stock Agreement between Encore Medical Corporation and Kenneth W. Davidson dated June 12, 2001 (8)
10.9	Restricted Stock Agreement between Encore Medical Corporation and Harry L. Zimmerman dated June 12, 2001 (8)
10.10	Asset Purchase Agreement among Encore Medical Corporation, Tecnol, Inc., Kimberly-Clark Corporation, and Kimberly-Clark Worldwide, Inc. (5)
10.11	Stock Purchase Agreement among Encore Medical Corporation and the Sellers of Chattanooga Group, Inc. dated November 23, 2001 (6)
10.12	Credit Agreement among Encore Medical Corporation and its Subsidiaries, Bank of America, National Association as Agent and the Financial Institutions named therein as Lenders, dated February 8, 2002(6)
10.13	Revolving Loan Note and Term Notes A and B by Encore Medical Corporation and its subsidiaries dated February 8, 2002(6)
10.14	Note and Equity Purchase Agreement between Encore Medical Corporation and its subsidiaries and CapitalSource Finance LLC dated February 8, 2002(6)
10.15	Four Senior Subordinated Notes by Encore Medical Corporation and its subsidiaries dated February 8, 2002(6)
10.16	First Amendment and Waiver between Encore Medical Corporation and its Subsidiaries, Bank of America, National Association as Agent and the Financial Institutions named therein as Lenders, dated May 7, 2002(9)
10.17	Second Amendment between Encore Medical Corporation and its Subsidiaries, Bank of America, National Association as Agent and the Financial Institutions named therein as Lenders, dated May 30, 2002 (9)
10.18	First Amendment to Note and Equity Purchase Agreement between Encore Medical Corporation and its subsidiaries and CapitalSource Finance LLC dated May 7, 2002 (9)
10.19	Employment Agreement between Encore Medical Corporation and Paul Chapman dated February 8, 2002(9)
10.20	Employment Agreement, dated October 1, 2003, by and between Encore Medical Corporation and Kenneth W. Davidson.(10)
10.21	Consulting Agreement, dated November 18, 2003, by and between Encore Medical Corporation and Galen Advisors, LLC.(10)
10.22	Encore Medical Corporation Amended and Restated 1997 Distributor Advisory Panel Stock Option Plan.(10)
10.23	Underwriting Agreement, dated December 10, 2003, by and among Encore Medical Corporation, its subsidiary guarantors, the underwriters named therein and the selling stockholders named therein.(10)
21	Schedule of Subsidiaries of Encore Medical Corporation
23.1	Independent Auditors' Consent
31.1	Certification (pursuant to Securities Exchange Act Rule 13a 14(a)) by Chief Executive Officer
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer
32.1	Section 1350 - Certification (pursuant to Section 906 of the Sarbanes Oxley Act of 2002) by Chief Executive Officer
32.2	Section 1350 - Certification (pursuant to Section 906 of the Sarbanes Oxley Act of 2002) by Chief Financial Officer

________________________

(1)	Filed as an exhibit to Amendment No. 1 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on July 14, 1995
(2)	Filed as an exhibit to Amendment No. 2 to HCAC's Registration Statement on Form S-1 (33-92854) filed with the SEC on February 20, 1996
(3)	Filed as an exhibit to HCAC's Registration Statement on Form S-4 (333-22053) filed with the SEC on February 19, 1997
(4)	Filed as an exhibit to Encore's Form 10-K filed with the SEC on March 30, 1998
(5)	Filed as an exhibit to Encore's Form 8-K filed with the SEC on July 17, 2001
(6)	Filed as an exhibit to Encore's Form 8-K filed with the SEC on February 25, 2002
(7)	Filed as an exhibit to Encore's Definitive 14A filed with the SEC on May 9, 2001
(8)	Filed as an exhibit to Encore's Form 10-K filed with the SEC on March 29, 2002
(9)	Filed as an exhibit to Encore's Form 10-K filed with the SEC on March 28, 2003
(10)	Filed as an exhibit to Encore's Form 8-K filed with the SEC on December 17, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE MEDICAL CORPORATION

By: /s/ Kenneth W. Davidson
Date: March 29, 2004	Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer

By: /s/ August B. Faske
Date: March 29, 2004	August B. Faske, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By: /s/ Jay M. Haft
Date: March 29. 2004	Jay M. Haft, Director

By: /s/ Joel Kanter
Date: March 29, 2004	Joel Kanter, Director

By: /s/ John Abeles
Date: March 29, 2004	John Abeles, Director

By: /s/ Richard Martin
Date: March 29, 2004	Richard Martin, Director

By: /s/ Zubeen Shroff
Date: March 29, 2004	Zubeen Shroff, Director

By: /s/ Bruce F. Wesson
Date: March 29, 2004	Bruce F. Wesson, Director

By: /s/ Alastair Clemow
Date: March 29, 2004	Alastair Clemow, Director

By: /s/ Karen Osar
Date: March 29, 2004	Karen Osar, Director

Exhibit 21

Schedule of Subsidiaries of Encore Medical Corporation

Encore Medical, L.P., a Delaware limited partnership

Encore Medical GP, Inc., a Nevada corporation

Encore Medical Asset Corporation, a Nevada corporation

Encore Medical Partners, Inc, a Nevada corporation

Encore Orthopedics FSC Limited, a Jamaican corporation

Chattanooga Europe, B.V.B.A., a Belgium corporation

Exhibit 23.1

Independent Auditors' Consent

The Board of Directors and Stockholders
Encore Medical Corporation

We consent to incorporation by reference in the Registration Statement Nos. 333-109838, 333-106776, 333-106773, 333-92400 and 333-48240 on Form S-8, and Registration Statement No. 333-109996 on Form S-3 of Encore Medical Corporation of our report dated February 20, 2004, with respect to the consolidated balance sheets of Encore Medical Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which report appears in the December 31, 2003 annual report on Form 10-K of Encore Medical Corporation.

As discussed in note 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ KPMG LLP

Austin, Texas
March 29, 2004

Exhibit 31.1

CERTIFICATION

I, Kenneth W. Davidson, Chief Executive Officer of Encore Medical Corporation, certify that:

(1)     I have reviewed this Annual Report on Form 10-K for the fiscal year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof of Encore Medical Corporation;

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

(4)     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

Date: March 29, 2004

/s/ Kenneth W. Davidson

Kenneth W. Davidson
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, August B. Faske, Chief Financial Officer of Encore Medical Corporation, certify that:

(1)     I have reviewed this Annual Report on Form 10-K for the fiscal year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof of Encore Medical Corporation;

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

(4)     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e))and internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

Date: March 29, 2004

/s/ August B. Faske

August B. Faske
Chief Financial Officer

Exhibit 32.1

Certification of Periodic Financial Report

Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Kenneth W. Davidson, the chief executive officer of Encore Medical Corporation (the “Company”) hereby certifies that, to his knowledge:

(i) this Annual Report on Form 10-K for the fiscal year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 29, 2004

/s/ Kenneth W. Davidson

Kenneth W. Davidson
Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Encore Medical Corporation and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certification is being furnished solely pursuant to 18 U.S.C Section 1350 and is not being filed as part of this report or as a separate disclosure document.

Exhibit 32.2

Certification of Periodic Financial Report

Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, August B. Faske, the chief financial officer of Encore Medical Corporation (the “Company”) hereby certifies that, to his knowledge:

(i)     this Annual Report on Form 10-K for the fiscal year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 29, 2004

/s/ August B. Faske

August B. Faske
Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Encore Medical Corporation and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certification is being furnished solely pursuant to 18 U.S.C Section 1350 and is not being filed as part of this report or as a separate disclosure document