Form 10-Q
period 2004-04-03
ENCORE MEDICAL CORP
filed 2004-05-17
CIK 944763

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of May 3, 2004.

Title	Outstanding
Common Stock	42,833,979

ENCORE MEDICAL CORPORATION
Quarterly Report on Form 10-Q
For the period ended April 3, 2004

TABLE OF CONTENTS

PART I.

PART II.

Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

Encore Medical Corporation and Subsidiaries
Consolidated Balance Sheets
As of April 3, 2004 and December 31, 2003
(in thousands, except share and per share data)
(unaudited)

	April 3, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,917	$10,074
Investments	35,100	35,013
Accounts receivable, net of allowance for doubtful accounts of $366 and
$365, respectively	14,760	13,175
Inventories, net of allowance of $2,730 and $2,203, respectively	32,371	29,579
Deferred tax assets	2,678	2,512
Prepaid expenses and other current assets	2,596	1,502

Total current assets	94,422	91,855
Property and equipment, net	11,734	11,260
Goodwill	18,146	18,146
Intangible assets, net	14,587	14,095
Other assets	448	1,024

Total assets	$139,337	$136,380

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$919	$1,088
Accounts payable	6,252	4,617
Accrued expenses	5,955	6,783

Total current liabilities	13,126	12,488
Long-term debt, net of current portion	5,405	5,383
Deferred tax liability	5,008	4,844
Other non current liabilities	548	556

Total liabilities	24,087	23,271
Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized;
43,334,000 and 43,271,000 shares issued, respectively	43	43
Additional paid-in capital	118,352	117,764
Notes received for sale of common stock	(1,100)	(1,100)
Accumulated deficit	(398)	(1,951)
Less cost of repurchased stock, warrants and rights (512,000 shares)	(1,647)	(1,647)

Total stockholders' equity	115,250	113,109

Total liabilities and stockholders' equity	$139,337	$136,380

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Operations
For the three months ended April 3, 2004 and March 29, 2003
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003

Sales	$31,044	$26,392
Cost of goods sold	15,089	13,448

Gross margin	15,955	12,944
Operating expenses:
Selling, general and administrative	11,738	9,808
Research and development	1,669	1,231

Income from operations	2,548	1,905
	2,548	1,905
Other Income (expense):
Interest income	132	29
Interest expense	(189)	(1,908)
Other income	6	76

Income before income taxes	2,497	102
Provision for income taxes	944	60

Net income	$1,553	$42

Net income per common and common equivalent share:
Basic earnings per share -
Basic earnings per share	$0.04	$0.00
Shares used in computing basic earnings per share	42,723	10,668
Diluted earnings per share -
Diluted earnings per share	$0.04	$0.00
Shares used in computing diluted earnings per share	44,334	26,663

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Cash Flow
For the three months ended April 3, 2004 and March 29, 2003
(in thousands)
(unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003

Cash flows from operating activities:
Net income	$1,553	$42
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	730	750
Amortization of intangibles	217	271
Amortization of debt issuance costs	41	697
Non-cash interest expense	--	170
Stock based compensation	33	(8)
Loss (gain) on disposal of assets	6	(11)
Deferred taxes	(2)	(99)
Accretion of held-to-maturity investments	(87)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,585)	(759)
(Increase) decrease in inventories	(2,792)	75
(Increase) decrease in prepaid expenses and other assets	(315)	100
Increase in accounts payable, accrued expenses, and other liabilities	799	213

Net cash (used in) provided by operating activities	(1,402)	1,441

Cash flows from investing activities:
Acquisition of technology license	(459)	-
Proceeds from sale of assets	-	17
Purchases of property and equipment	(1,210)	(347)

Net cash used in investing activities	(1,669)	(330)

Cash flows from financing activities:
Proceeds from issuance of common stock	23	8
Proceeds from short-swing profit	288	-
Proceeds from long-term debt	-	161
Payments on long-term obligations	(397)	(1,307)

Net cash used in financing activities	(86)	(1,138)

Net decrease in cash and cash equivalents	(3,157)	(27)
Cash and cash equivalents at beginning of period	10,074	253

Cash and cash equivalents at end of period	$6,917	$226

Non-cash investing and financing activities:
Purchase of technology through the issuance of a note payable	$250	-
Conversion of Series A preferred stock to common stock	-	$73

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as “us,” “we,” “our company” or “Encore”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K dated December 31, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

Description of Business

We are a diversified orthopedic company that designs, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices, sports medicine equipment and other related products for the orthopedic industry. Our products are used primarily by orthopedic surgeons, physical and occupational therapists and other orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. We currently market and distribute our products through two operating divisions, our Surgical Implant Division and our Orthopedic Rehabilitation Division. Our Surgical Implant Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implants. Our Orthopedic Rehabilitation Division is a leader in domestic sales of many of the orthopedic rehabilitation products in the market. In addition, beginning in 2004 our soft goods product lines have been marketed and distributed as part of this division. Orthopedic soft goods are used to assist the patient in recovery from injury or a surgical procedure and to protect against further injury. Our two divisions enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings.

Our products are subject to regulation by the Food and Drug Administration (“FDA”) with respect to their sale in the United States, and we must, in many cases, obtain FDA authorization to market our products before they can be sold in the United States. Additionally, we are subject to similar regulations in many of the international countries in which we sell products.

2.       STOCK-BASED COMPENSATION

We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” (“SFAS 148”) as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148 and SFAS 123, we continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for our plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for under the provisions of SFAS 123 and Emerging Issues Task Force Consensus 96-18.

Had we determined compensation cost for all stock option grants based on their fair market value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

	Three Months Ended
		April 3, 2004	March 29, 2003

Net income	As reported	$1,553	$ 42
Add: Total stock-based employee compensation
expense included in reported net income,
net of related tax effects		-	-
Deduct: Total stock-based employee compensation
expense determined under fair value-based
method for all awards, net of related tax
effects		(151)	(103)

Net income (loss)	Pro forma	$1,402	$ (61)

Earnings (loss) per share
Basic:	As reported	0.04	0.00
	Pro forma	0.03	(0.01)
Diluted:	As reported	0.04	0.00
	Pro forma	0.03	(0.00)

We estimate the fair market value of each option grant on the date of grant using the Black-Scholes option pricing model. There were no grants during the first three months of 2003. We used the following weighted average assumptions for grants during the first three months of 2004:

April 3, 2004
Dividend yield	0.0%
Expected volatility	93.5%
Risk-free interest rate	2.7%
Expected life	4.3 years

3.       INVESTMENTS

We invest our excess cash in U.S. treasury securities. These are items with readily determinable fair market values and original maturities in excess of three months, but less than twelve months. All investments have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value due to the short period of time to maturity. As of April 3, 2004 and December 31, 2003, we have investments with fair values and amortized costs of approximately $35.1 million and $35 million, respectively.

4.       INVENTORIES

Our inventories consist of the following (in thousands):

	April 3, 2004	December 31, 2003
Components and raw materials	$ 10,377	$ 8,433
Work in process	2,701	2,641
Finished goods	13,856	13,685
Consigned goods	8,167	7,023

	35,101	31,782
Less-inventory reserves	(2,730)	(2,203)

	$ 32,371	$ 29,579

Our inventory value is stated at the lower of cost or market, with cost being average actual cost. We establish reserves for such issues as slow moving and excess inventory, product obsolescence and valuation impairment. Our inventory reserve policy is primarily based on the products and market practices. Each division determines the amount and timing of write-downs. For all divisions, we utilize a specific identification methodology (product rationalization), which can occur whenever there is a change in strategy. In addition, we review our sales performance on at least a quarterly basis to determine the amounts that should be adjusted to the existing reserve. We disposed of the reserved inventory items primarily by scrapping or donating them to charitable organizations.

5.       INTANGIBLE ASSETS

Our intangible assets consisted of the following (in thousands) as of April 3, 2004:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles Net
Amortized Intangible Assets:
Technology-based	$ 3,685	$(1,093)	$2,592
Marketing-based	900	(128)	772
Customer-based	7,049	(2,246)	4,803

Total Amortizable Intangibles	$11,634	$(3,467)	$8,167

Unamortized Intangible Assets:
Trademarks			6,420

Total Intangible Assets			$14,587

Our intangible assets consisted of the following (in thousands) as of December 31, 2003:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles Net
Amortized Intangible Assets:
Technology-based	$2,977	$(1,027)	$1,950
Marketing-based	900	(118)	782
Customer-based	7,049	(2,106)	4,943

Total Amortizable Intangibles	$10,926	$(3,251)	$7,675

Unamortized Intangible Assets:
Trademarks			6,420

Total Intangible Assets			$14,095

During the three months ended April 3, 2004, we acquired $709,000 of technology based intangible assets. Amortization expense for the three months ended April 3, 2004 and March 29, 2003 was $217,000 and $271,000, respectively.

Our estimated amortization expense for the nine months ended December 31, 2004 and the next five years is as follows (in thousands):

For nine months ended December 31, 2004	$500
For year ended December 31, 2005	650
For year ended December 31, 2006	550
For year ended December 31, 2007	550
For year ended December 31, 2008	550
For year ended December 31, 2009	500

Our amortizable assets will continue to be amortized over their remaining useful lives ranging from 1 to 38 years.

6.       LONG-TERM DEBT

Our long-term debt (including capital lease obligations) consists of the following (in thousands):

	April 3, 2004	December 31, 2003
$25,000 credit facility from a financial institution; interest at the institution’s base rate or LIBOR rate plus an applicable margin based on the ratio of debt to EBITDA (as defined in the Credit Agreement); due September 2006; collateralized by all assets of Encore; commitment fee of 0.375% of unused line balance; additional available borrowings at April 3, 2004 of $25,000 based upon the current Borrowing Base as defined in the Credit Agreement; interest rate of 4.25% at April 3, 2004 and December 31, 2003.	$-	$-
$24,000 senior subordinated notes payable to a financial institution; interest at the Citibank, N.A. prime rate plus 2% up to $5,000; interest at 12% when the outstanding balance exceeds $5,000; interest payable monthly; due September 2008; collateralized by a second lien on all assets of Encore; interest rate of 7% and 6% at April 3, 2004 and December 31, 2003, respectively.	5,000	5,000
6.5% unsecured note payable to a former employee in connection with a stock purchase agreement payable in bi-weekly installments of $5 through January 23, 2004.	-	11
8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 31, 2005.	805	1,157
4% note payable to a corporation in connection with the acquisition of a technology license in March 2004, payable in varying quarterly installments through March 1, 2009.	250	-
Capital lease obligations, collateralized by related equipment	269	303

	6,324	6,471
Less - current portion	(919)	(1,088)

	$5,405	$5,383

The debt agreements related to our $25,000,000 credit facility and the $24,000,000 senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect our ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings then outstanding under the applicable agreement. As of the date of this report, we are in compliance with all debt covenants and warranties. In addition, these debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations.

We repaid in full all principal amounts outstanding under the $25,000,000 credit facility and the $24,000,000 senior subordinated notes payable during the quarter ended September 27, 2003 with proceeds from the public offering we completed on August 11, 2003. These debt agreements were also amended and restated effective September 26, 2003 to reflect, among other things, lower interest rates, removal of the term notes from the senior credit facility, adjustment of the required Borrowing Base, and adjustment of the warranties and covenants. During October 2003 we borrowed $5 million under the amended and restated senior subordinated notes payable. The interest rate for amounts we borrow under the senior subordinated notes payable will be 12% per annum from and after our next borrowing draw request on the loan, but until then the interest rate equals the Citibank, N.A. prime rate plus 2%, which interest rate was 7% at April 3, 2004.

On March 1, 2004, we acquired an exclusive license to manufacture and sell products incorporating a patented implant design and mechanism for a total purchase price of $709,000. In connection with this acquisition, we issued a $250,000 note to the holders of the patents. Payments under this note are due in quarterly installments equal to 6% of our sales of products utilizing this technology. The interest rate under this note will be adjusted annually to equal the New York prime rate. All unpaid principal and interest under this note shall be due March 1, 2009.

7.       EARNINGS PER SHARE

The reconciliation of the denominators we used to calculate the basic and diluted earnings per share for the periods ended April 3, 2004 and March 29, 2003, respectively, are as follows (in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Net income	$ 1,553	$ 42

Shares used in computing basic earnings per share	42,723	10,668
Common stock equivalents	1,611	2,814
Preferred stock	--	13,181

Shares used in computing diluted earnings per share	44,334	26,663

Earnings per share
Basic	$ 0.04	$ 0.00

Diluted	$ 0.04	$ 0.00

We have excluded certain stock options and warrants from the calculation of diluted earnings per share because their exercise price was greater than the average market price of the common shares. The total number of common stock equivalents excluded (because to include them would be anti-dilutive) from the calculations of diluted earnings per common share were 294,500 for the first quarter ended April 3, 2004 and 2,939,051 for the first quarter ended March 29, 2003.

8.       SEGMENT INFORMATION

We have two reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Our reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. Our Surgical Implant Division sells reconstructive products including knee, hip, shoulder and spinal implants and trauma-related products. Our Orthopedic Rehabilitation Division sells electrotherapy units, therapeutic ultrasound equipment, continuous passive motion devices, therapy tables, heating and chilling units, and other rehabilitation products, orthopedic soft goods, pressure care products and patient safety devices.

Information regarding our business segments is as follows (in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Sales:
Surgical Implant Division	$10,779	$ 8,526
Orthopedic Rehabilitation Division	20,265	17,866

Consolidated sales	$31,044	$26,392

Gross margin:
Surgical Implant Division	$ 7,676	$ 5,953
Orthopedic Rehabilitation Division	8,279	6,991

Consolidated gross margin	$15,955	$12,944

We allocate resources and evaluate the performance of our segments primarily based on gross margin, and therefore, we have not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131. We do not allocate assets to reportable segments because certain of our property and equipment are shared by all of our segments.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Introduction

        This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. We will discuss and provide our analysis of the following:

  Overview of Business and First Quarter Results
  Results of Operations
  Critical Accounting Policies and Estimates
  Recent Accounting Pronouncements
  Liquidity and Capital Resources

        The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes for those financial statements as well as the other financial data included elsewhere in this Form 10-Q.

Overview of Business and First Quarter Results

        We are a diversified orthopedic company that designs, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices, sports medicine equipment and other related products for the orthopedic industry. Our products are used primarily by orthopedic surgeons, physical and occupational therapists and other orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. We now market and distribute our products through two operating divisions, our Surgical Implant Division and our Orthopedic Rehabilitation Division. Our Surgical Implant Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implants. Our Orthopedic Rehabilitation Division is a leader in domestic sales of many of the orthopedic rehabilitation products in the market. In addition, beginning in 2004 our soft goods products have been marketed and distributed as part of this division. Orthopedic soft goods are used to assist the patient in recovery from injury or a surgical procedure and to protect against further injury. Our two divisions enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings.

        In October 2000, we announced our strategy to expand our business through selected acquisitions of businesses or products in the orthopedic industry. We have completed two significant acquisitions since that time that have allowed us to extend our business into two new product segments of the orthopedic market, orthopedic soft goods and rehabilitation equipment, both of which complement our Surgical Implant Division. In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation. In February 2002, we purchased Chattanooga Group, Inc., a provider of orthopedic rehabilitation products for over 50 years offering a wide variety of rehabilitation and home health products. Our acquisition of Chattanooga Group, Inc. made us capable of providing turn-key clinics for orthopedic professionals.

        We have financed our two most recent acquisitions through the sale of equity securities and the issuance of additional debt. We financed our soft goods acquisition principally by applying a portion of the proceeds from the sale of Series A Preferred Stock, which was subsequently converted into shares of our common stock. We financed our rehabilitation equipment acquisition with debt. We expect that we will continue to utilize some combination of both debt and equity funding as we continue to implement our strategy of growth through acquisition.

        The nature of our business requires significant investment in inventory, capital and new product development. Our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Our domestic customers in the Surgical Implant Division require consignment product be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. We also are subject to significant needs for capital investment in manufacturing equipment and facilities and for the instrument sets required by our Surgical Implant Division customers. Finally, we have placed a strong emphasis on our research and development efforts for new products. In our Surgical Implant Division, we have developed numerous products and have obtained regulatory approval for over 100 products and product improvements focused on the orthopedic total joint, trauma and spinal segments of the surgical market. The Orthopedic Rehabilitation Division historically has, and continues to, emphasize new product introductions. Our most recent introductions, the Cyclone™ Anterior Cervical Plate and the Keramos™ ceramic-on-ceramic hip are gaining momentum and acceptance in the marketplace. In addition, we continue to support the Reverse® Shoulder Prosthesis and mobile bearing knee IDE studies.

        During the first quarter of 2004, we have continued to capitalize on the foundation we built in previous years. We increased sales, improved our gross margin percentages, and increased our operating income at a faster rate than sales. In addition, our net income has improved significantly. This trend began in the fourth quarter of 2003 when, in addition to increasing levels of sales, we experienced a significant reduction in interest expense as a result of the repayment of most of our debt during the third quarter of 2003.

        During the quarter ended April 3, 2004, sales increased 18 percent to $31.0 million compared to $26.4 million in the quarter ended March 29, 2003. Gross margin as a percent of our sales increased to 51.4 percent in the first quarter of 2004 from 49.0 percent in the first quarter of 2003. Our operating income improved 34 percent to $2.5 million for the first quarter of 2004 compared to $1.9 million in the same period of 2003. As a percent of sales, our operating income increased one full percentage point to 8.2 percent for the quarter ended April 3, 2004 from 7.2 percent for the quarter ended March 29, 2003. Finally, our net income increased to $1.6 million for the quarter ended April 3, 2004 from $42,000 in the first quarter of 2003.

        Our improving results in the first quarter of 2004 were principally driven by improved sales and gross margin percentages in both of our divisions. We also controlled our operational spending throughout the organization. We continued to invest in expanding our United States sales force for reconstruction, trauma and spinal products in our Surgical Implant Division and in new product development across both our divisions. As a result, we used $1.4 million of cash for operating activities in the first quarter of 2004 which represents a decline of $2.8 million from the first quarter of 2003 when operating activities provided $1.4 million of cash. This decline is mostly due to the increased levels of inventory required to supply the larger Surgical Implant Division sales force with our products and to prepare for new product launches in the Orthopedic Rehabilitation Division.

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	April 3, 2004	March 29, 2003

Sales	100.0%	100.0%
Cost of sales	48.6	51.0

Gross margin	51.4	49.0
Operating expenses:
Selling, general and administrative	37.8	37.2
Research and development	5.5	4.6

Income from operations	8.2	7.2
Interest income	0.4	0.1
Interest expense	(0.6)	(7.2)
Other income	0.0	0.3

Income before income taxes	8.0	0.4
Provision for income taxes	3.0	0.2

Net income	5.0%	0.2%

Three Months Ended April 3, 2004, as Compared to the Three Months Ended March 29, 2003

Sales.     Our sales were $31 million for the quarter ended April 3, 2004, representing an increase of $4.7 million or 18 percent over the quarter ended March 29, 2003. Our domestic sales increased 18 percent to $27.1 million in the first quarter of 2004 from $22.9 million in the first quarter of 2003. Our foreign sales increased as well, almost 14 percent, to $3.9 million for the first three months of 2004 from $3.5 million for the same period in 2003.

The following table sets forth the geographic mix of our sales for the first quarter of 2004 compared to the first quarter of 2003.

	Domestic			International			Total
	April 3,	March 29,	%	April 3,	March 29,	%	April 3,	March 29,	%
	2004	2003	Growth	2004	2003	Growth	2004	2003	Growth

Surgical Implant
Division	$ 9,655	$ 7,120	35.6%	$1,124	$1,406	(20.1%)	$10,779	$ 8,526	26.4%
Orthopedic
Rehabilitation
Division	17,464	15,819	10.4%	2,801	2,047	36.8%	20,265	17,866	13.4%

Total	$27,119	$22,939	18.2%	$3,925	$3,453	13.7%	$31,044	$26,392	17.6%

Sales results in our Surgical Implant Division continue to reflect our focus on building the United States sales force for reconstruction, trauma and spinal products. This division reported sales of $10.8 million during the first quarter of 2004, which corresponds to a 26 percent increase over the first quarter 2003. Domestic sales are up 36 percent to $9.7 million in the first quarter of 2004 compared to $7.1 million for the first quarter of 2003. In addition to the growth in the sales force, the Surgical Implant Division is beginning to see the effects of increased sales from the new products and IDE studies we introduced last year, the 3DKnee™ and the Reverse® Shoulder Prosthesis in particular. Also, we are in the process of rolling out our Keramos™ ceramic-on-ceramic acetabular cup and are seeing growing market acceptance for this product. International sales in our Surgical Implant Division declined $282,000 to $1.1 million for the first quarter of 2004 due to timing associated with orders from stocking distributors.

Our Orthopedic Rehabilitation Division contributed sales of $20.3 million compared to $17.9 million for the same period of 2003. This corresponds to a 13 percent growth rate overall with both domestic and international sales recording increases over the prior year. Domestic sales in this division increased 10 percent to $17.5 million in the first quarter of 2004 from $15.8 million in the first quarter of 2003. Sales in domestic markets are up as our product introductions in the prior year are continuing to gain momentum, especially our VitalStim™ product line. In addition, our sales group has refocused attention on our patient care products in 2004 resulting in improved sales of these products. Foreign Orthopedic Rehabilitation Division sales grew 37 percent to $2.8 million in the first quarter of 2004 compared to $2 million in the first quarter of 2003. The strong increase in international sales is primarily the result of the penetration of the electrotherapy product line which was modified during 2003 to position it to be sold in the European markets. Sales of our patient care products have also increased due to the focus in 2004.

Gross margin. Our gross margin increased by $3 million to $16 million as compared to $13 million for the first quarter of 2003. Consolidated gross margin as a percent of sales increased to 51.4 percent from 49 percent when compared to our first quarter of 2003. This increase was primarily due to favorable product mix resulting from increased sales in our Surgical Implant Division (which has the highest gross margins of our divisions), increased sales of new products with higher margins, and continued efforts to improve manufacturing costs. The gross margins of our Surgical Implant Division increased by $1.7 million and our Orthopedic Rehabilitation Division increased by $1.3 million. As a percent of sales, our Surgical Implant Division gross margin increased to 71.2 percent from 69.8 percent and our Orthopedic Rehabilitation Division increased to 40.9 percent from 39.1 percent. The increased gross margin for both divisions results from each division’s continued efforts to reduce manufacturing costs, increase the volume of sales and increase sales mix in favor of higher margin products.

Research and Development. Our research and development expenses increased $438,000 or 36 percent from the first quarter of 2003. Expenditures for our Surgical Implant Division increased by $229,000 and expenditures for our Orthopedic Rehabilitation Division increased by $209,000. The first quarter 2004 increase in our Surgical Implant Division research and development expenses relates primarily to higher consulting expenses for new product design initiatives and quality system improvements, and our Orthopedic Rehabilitation Division’s increase primarily relates to increased spending to develop and introduce to the market a new electrotherapy product line.

Selling, General and Administrative. Selling, general, and administrative expenses increased $1.9 million or 20 percent compared to the first quarter of 2003. As a percent of sales, selling, general and administrative expenses increased to 37.8 percent for the first quarter of 2004 from 37.2 percent in the first quarter of 2003, primarily due to increased commission expenses resulting from higher sales in our Surgical Implant and Orthopedic Rehabilitation Divisions and increased spending for marketing research and training efforts associated with the Orthopedic Rehabilitation Division’s new VitalStim product line. We also incurred greater professional fees associated with our compliance with the provisions of the Sarbanes-Oxley Act.

Operating Income. Our operating income increased 34 percent to $2.5 million compared to $1.9 million in the first quarter of 2003. Our higher sales and improved margin percentages are primarily responsible for this increase.

Interest Expense. Our interest expense decreased $1.7 million to $189,000 for the three months ended April 3, 2004 from $1.9 million during the same period in the prior year. This is the result of the elimination of a significant portion of our long term debt in the prior year. During the third quarter of 2003, we completed a public offering of common stock raising gross proceeds of $42.6 million and the net proceeds of this offering were used to pay approximately $38.5 million of outstanding debt.

Net Income. Overall, our net income for the quarter ended April 3, 2004 was $1.6 million as compared to $42,000 during the first quarter of 2003. Improved operating income and the significant reduction of interest expense are the primary contributors to the increase in net income.

Critical Accounting Policies and Estimates

        Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to inventory, accounts receivable, deferred taxes, goodwill, and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material impact to our financial statements.

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

        Our Surgical Implant Division products are sold in the United States at the time the product is used in a surgical procedure. As such, we must maintain sufficient quantities of our products at many locations throughout the country. This requires us to maintain a large amount of inventory for each Surgical Implant Division product we sell. This practice also increases the sensitivity of this line of business to obsolescence reserve estimates.

Revenue Recognition

        Our Surgical Implant Division products are sold through a network of independent sales representatives in the United States and by distributors outside the United States. We record revenues from Surgical Implant Division sales made by sales representatives, who are paid commissions upon the ultimate sale of the products, at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. We record revenues from division sales to our customers outside the United States at the time the product is shipped to the distributor. Our distributors, who sell the products to their customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay us within specified terms regardless of when they sell the products. In addition, we offer no price protection to distributors.

        We sell our Orthopedic Rehabilitation Division products primarily to dealers and distributors who take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell the products and have no price protection except for distributors of our soft goods product lines who participate in our rebate program. We record Orthopedic Rehabilitation Division sales when the products are shipped to the dealers and we allow product returns only with our prior approval and we maintain a reserve for estimated product returns based on actual historical experience. In addition, we grant rebates to certain distributors and we maintain a reserve for future rebate claims based on actual historical experience. The reserves for estimated product returns and rebate claims are a deduction from the sales we record for each reporting period.

        Our customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell the products and have limited rights of return. Our Surgical Implant Division offers no price protection; however, our Orthopedic Rehabilitation Division grants rebates to certain distributors. We must make estimates of potential future product returns and rebates related to current period product revenue. To do so, we analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. We must exercise significant management judgment in making the estimates we use to establish the sales returns, rebates and other allowances in any accounting period. We maintain a reserve for future rebate claims based on actual historical experience which is recorded as a deduction from the sales for each reporting period. During 2003 and the first quarter of 2004, our average monthly rebates requested amounted to approximately $575,000. Should actual future requests vary significantly from these historical averages, our operating results for this division in particular and for us as a whole could be affected.

Deferred Tax Asset Valuation Allowance

        In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether we attain future taxable income during the periods in which those temporary differences become deductible. Based upon our projections of future taxable income and the periods and manner in which our deferred tax assets will be available, we estimate that it is more likely than not that all of our deferred tax assets will be available to offset future taxable income. As such, we have provided no valuation allowance against the deferred tax asset balance.

        Our current deferred tax asset balance is $2.7 million at April 3, 2004 and primarily relates to inventory and other reserves, accrued compensation and a charitable contribution carryforward. Our current projections indicate we will utilize these deferred tax items in the next few years.

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

        At April 3, 2004, we had $18.1 million in goodwill, of which $14.7 million relates to our Orthopedic Rehabilitation Division and $3.4 million relates to our Surgical Implant Division. In addition, our intangible asset balance of $14.6 million at April 3, 2004 can be allocated, based on revenues related to the intangible assets, between our two divisions as follows:

Surgical Implant Division	$0.8
Orthopedic Rehabilitation Division	13.8

Total	$14.6

Liquidity and Capital Resources

        During the quarter ended April 3, 2004, our operating activities used $1.4 million of cash and cash equivalents as compared to the quarter ended March 29, 2003 when our operating activities provided cash of $1.4 million resulting in a net change of $2.8 million. This decrease in operating cash flow is primarily related to the fact that our inventory increased $2.8 million during the first quarter of 2004 while in the same period in the prior year our inventory declined $75,000. We added to our inventory levels in the first quarter of 2004 as a result of our new agent relationships in the Surgical Implant Division and the continued preparation for the introduction of the new electrotherapy products in the Orthopedic Rehabilitation Division. Beyond inventory, there were several offsetting fluctuations in cash relating to our operating activities. Our net income adjusted for non-cash items provided $2.5 million in operating cash flow, an increase of $679,000, due to our overall improvement in sales and gross margins and the reduction of interest expense. Our accounts receivable used cash in the first quarter of 2004 as the balance increased $1.6 million due to increasing sales levels compared to a use of $759,000 for accounts receivable in the first quarter of 2003 resulting in a decline in operating cash flow of $826,000 from the prior year. Our prepaid expenses and other assets used $315,000 of cash primarily for inventory purchase advances as compared to the first quarter of 2003 when these assets provided $100,000 of operating cash resulting in a decline in operating cash flow of $415,000. Finally, our outstanding balances of accounts payable and accrued liabilities increased $799,000 mostly in trade payables relating to inventory purchases, an improvement in cash usage of $586,000 from the first quarter of 2003 when payables and accrued liabilities provided cash of $213,000.

        Our investing activities have historically been limited to capital expenditures and, more recently, the purchase of products and companies as we have implemented our acquisition growth campaign. We used $1.2 million in cash for capital expenditures during the quarter ended April 3, 2004, compared to only $347,000 in the first quarter of 2003. A significant portion of our capital expenditures typically relates to instrument sets required by our Surgical Implant Division. Part of the increase in our capital expenditures in the first quarter of 2004 resulted from a $773,000 increase over our first quarter 2003 purchase levels to build the instrument base necessary to support a growing domestic surgical sales force. We also used $459,000 during the first quarter of 2004 to purchase a license to manufacture and sell products utilizing a patented implant design and mechanism.

        With the launch of our recent acquisition campaign, our financing sources for both debt and equity securities have expanded. Cash used in financing activities in the first quarter of 2004 decreased by $1.1 million to $86,000 compared to $1.1 million in the first quarter of 2003. This decrease is primarily the result of the repayment of most of our outstanding debt with public offering proceeds during the third quarter of 2003. As a result, our long term debt payments in the first quarter of 2004 declined $910,000 compared to the first quarter of 2003. In addition, we received $288,000 in additional proceeds from short-swing profit during the quarter ended April 3, 2004 related to the completion of our public offering of 6,000,000 shares of our common stock in December 2003. Further discussion of our debt and equity activities in the third and fourth quarter of 2003 is provided below.

        Since inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. Our Bank of America credit facility, as amended on September 26, 2003, currently totals $25 million in principal availability under a revolving line of credit facility. The availability of funds we can borrow at any given time under the revolving line of credit depends upon the level of the borrowing base, which is based upon our accounts receivable and inventory. As of April 3, 2004, we had an available borrowing base of approximately $25.0 million, and we had not borrowed any of this available amount. We executed various security documents and we pledged all of our assets to the lenders to secure the financing under our Bank of America credit agreement. The interest rate under our credit facility is dependent on our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). Based on that ratio as of April 3, 2004, our interest rate is equal to Bank of America’s base rate plus ..25%, or the London Interbank Offered Rate (“LIBOR”) plus 1.75%.

        Additionally, our note and equity purchase agreement with CapitalSource Finance LLC (“CapitalSource”), currently provides $24 million of availability in senior subordinated notes. As of April 3, 2004, we borrowed $5 million under our CapitalSource note. We executed various security documents whereby we have pledged our assets to CapitalSource in order to secure our obligations. CapitalSource’s rights to the collateral we have pledged to it to secure the senior subordinated notes are junior and subordinate to the rights in the collateral of the various lenders and the security interests created by the security documents executed pursuant to the Bank of America credit agreement. The interest rate for amounts we borrow under the senior subordinated notes payable to CapitalSource will be 12% per annum from and after our next borrowing draw request on the loan, but until then the interest rate will be equal to the Citibank, N.A. prime rate plus 2%.

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

        On August 11, 2003, we sold a total of 10,637,500 shares of our common stock for $4.00 per share in a public offering. This offering generated total gross proceeds of approximately $42.6 million, and we used the net proceeds of approximately $39.0 million to repay $25.9 million of indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC, $2.0 million of the term loan debt under our senior credit facility with Bank of America, $10.6 million of our outstanding indebtedness under our Bank of America revolving credit facility, and the remaining $500,000 for general corporate purposes.

        On December 17, 2003, we sold 6,000,000 shares of our common stock for $6.25 per share in a public offering. This offering generated total gross proceeds of approximately $37.5 million, and we intend to use the net proceeds of approximately $34.7 million for working capital and general corporate purposes, including potential acquisitions.

        While we currently believe that we will be able to meet all of our financial covenants imposed by our credit agreements during 2004 and will be able to maintain outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that we will in fact be able to do so or that we will be able to obtain a waiver of default or amendments to our credit agreements in the future. In addition, we believe that our existing cash, including the amounts we generated through our recent public offerings and through operations and amounts available through our existing debt agreements, will be sufficient to meet our needs for the next twelve months. While we have no commitments or agreements to acquire other companies or product lines, any such activity could have a material adverse affect on our debt and liquidity levels.

        In addition to the current restrictions and requirements contained in our current loan and credit agreements, the maximum amounts allowable to borrow under our current facilities with Bank of America and CapitalSource could limit our flexibility in obtaining additional financing and in pursuing other business opportunities. This potential high degree of leverage could have negative consequences for us, including the following: (i) our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or financing may not be available to us on favorable terms; (ii) we would need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future; (iii) payments on our indebtedness would reduce the funds that would otherwise be available for operations and future business opportunities; (iv) a substantial decrease in net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations; (v) our debt level could make us more vulnerable than our competitors to a downturn in either our business or the economy generally; and (vi) because some of our debt has a variable rate of interest, it would expose us to the risk of increased interest rates.

Related Party Transaction

        During the quarter, in accordance with Section 16(b) of the Securities Exchange Act of 1934, we received $288,000 from one of our 10% stockholders, which represented the “short-swing profit” under Section 16 of the Exchange Act it earned when it sold shares of our stock within six months of receiving warrants to acquire shares of our stock. The amounts received were recorded as an increase to additional paid in capital.

Forward Looking Statements

        The foregoing Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for our future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, our dependence on the ability of our third-party manufacturers to produce components on a basis that is cost-effective to us, market acceptance of our products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the availability to locate acceptable acquisition candidates and then finance and integrate those acquisitions, capital expenditures, and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. Primary exposure includes changing interest rates. Currently, we are exposed to interest rate risk in connection with our Bank of America credit facility and CapitalSource debt, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. Our outstanding balances under these agreements were zero and $5.0 million, respectively, at April 3, 2004.

        We managed our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. All of the Bank of America facility is variable rate debt. The CapitalSource debt is also currently variable rate debt; but will convert to a fixed rate of 12% with our next draw. Certain of our other debt is fixed rate debt. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. To date, we have not entered into derivative financial instruments.

        Historically all of our sales have been denominated in U.S. dollars, and therefore we have not been subject to foreign currency exchange risks. However, we have begun to directly distribute our Orthopedic Rehabilitation Division products in selected foreign markets, and some of the sales of our products in European markets are denominated in Euros, which would cause currency fluctuations to more directly impact our operating results. During the quarter ended April 3, 2004, our average monthly Euro sales approximated $150,000.

        We are subject to risk associated with international currency exchange rates on purchases of inventory from a small number of suppliers. We do not invest in international currency derivatives. Transaction gains or losses were not material in any of the periods presented and we do not believe we are currently exposed to any material risk of loss on this basis.

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

        As indicated in the certifications in Exhibit 31 of this report, Encore’s chief executive officer and chief financial officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on the evaluation of our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

        There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Part II. Other Information
IITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.        CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
                      OF EQUITY SECURITIES

None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

1.	Exhibits.

A.	Exhibit 31.1 – Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.
B.	Exhibit 31.2 – Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.
C.	Exhibit 32.1 – Section 1350 – Certification (pursuant to Section 906 of the Sarbanes Oxley Act of 2002) by Chief Executive Officer.
D.	Exhibit 32.2 – Section 1350 – Certification (pursuant to Section 906 of the Sarbanes Oxley Act of 2002) by Chief Financial Officer.

2.	Reports on Form 8-K.

A.	On May 4, 2004, we filed a Current Report on Form 8-K under Item 5, “Other Events and Required FD Disclosure.” We filed a news release, dated May 3, 2004, entitled “Encore Medical Reports First Quarter Results – Strong Surgical Implant Division Growth.” In addition, we furnished under item 12 our financial results for the quarter ended April 3, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2004	By: /s/ Kenneth W. Davidson
Date	Kenneth W. Davidson Chairman of the Board and Chief Executive Officer

May 14, 2004	By: /s/ August B. Faske
Date	August B. Faske Executive Vice President - Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, Kenneth W. Davidson, Chief Executive Officer of Encore Medical Corporation, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for the quarter ending April 3, 2004 as filed with the Securities and Exchange Commission on the date hereof of Encore Medical Corporation;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

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

(5)	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 14, 2004

/s/ Kenneth W. Davidson
Kenneth W. Davidson
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, August B. Faske, Chief Financial Officer of Encore Medical Corporation, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for the quarter ending April 3, 2004 as filed with the Securities and Exchange Commission on the date hereof of Encore Medical Corporation;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

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

(5)	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 14, 2004
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

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Kenneth W. Davidson, the chief executive officer of Encore Medical Corporation (the “Company”) hereby certifies that, to his knowledge:

(i)	This Quarterly Report on Form 10-Q for the quarter ending April 3, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2004

/s/ Kenneth W. Davidson
Kenneth W. Davidson
Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Encore Medical Corporation and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of this Report or as a separate disclosure document.

Exhibit 32.2

Certification of Periodic Financial Report Pursuant
to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, August B. Faske, the chief financial officer of Encore Medical Corporation (the “Company”) hereby certifies that, to his knowledge:

(i)	This Quarterly Report on Form 10-Q for the quarter ending April 3, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2004

/s/ August B. Faske
August B. Faske
Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Encore Medical Corporation and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of this Report or as a separate disclosure document.