Form 10-Q
period 2004-07-03
ENCORE MEDICAL CORP
filed 2004-08-13
CIK 944763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-26538

Encore Medical Corporation

(Exact name of Registrant as specified in its charter)

Delaware	65-0572565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9800 Metric Boulevard Austin, Texas	78758
(Address of principal executive offices)	(Zipcode)

512-832-9500

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject tosuch filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of July 31, 2004.

Title	Outstanding
Common Stock	43,422,761

ENCORE MEDICAL CORPORATION
Quarterly Report on Form 10-Q
For the period ended July 3, 2004

TABLE OF CONTENTS

PART I.

PART II.

		Page
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	21

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

Encore Medical Corporation and Subsidiaries
Consolidated Balance Sheets
As of July 3, 2004 and December 31, 2003
(in thousands, except share and per share data)
(unaudited)

	July 3, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$15,822	$10,074
Investments	25,008	35,013
Accounts receivable, net of allowance for doubtful accounts of $358 and
$365, respectively	15,041	13,175
Inventories, net of allowance of $3,643 and $2,203, respectively	33,574	29,579
Deferred tax assets	2,736	2,512
Prepaid expenses and other current assets	2,285	1,502

Total current assets	94,466	91,855

Property and equipment, net	12,192	11,260
Goodwill	18,146	18,146
Intangible assets, net	14,416	14,095
Other assets	429	1,024

Total assets	$139,649	$136,380

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$910	$1,088
Accounts payable	4,117	4,617
Accrued expenses	6,475	6,783

Total current liabilities	11,502	12,488

Long-term debt, net of current portion	5,382	5,383
Deferred tax liability	5,077	4,844
Other non current liabilities	540	556

Total liabilities	22,501	23,271
Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 43,413,000
and 43,271,000 shares issued, respectively	43	43
Additional paid-in capital	118,439	117,764
Notes received for sale of common stock	(948)	(1,100)
Retained earnings (accumulated deficit)	1,261	(1,951)
Less cost of repurchased stock, warrants and rights (512,000 shares)	(1,647)	(1,647)

Total stockholders' equity	117,148	113,109

Total liabilities and stockholders' equity	$139,649	$136,380

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended July 3, 2004 and June 28, 2003
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Sales	$29,296	$26,498	$60,340	$52,891
Cost of goods sold	14,237	13,479	29,326	26,928

Gross margin	15,059	13,019	31,014	25,963
Operating expenses:
Selling, general and administrative	10,575	9,337	22,313	19,150
Research and development	1,735	1,380	3,404	2,606

Income from operations	2,749	2,302	5,297	4,207
Other income (expense):
Interest income	114	28	246	57
Interest expense	(176)	(2,009)	(365)	(3,917)
Other (expense) income, net	(33)	10	(26)	86

Income before income taxes	2,654	331	5,152	433
Provision for income taxes	996	160	1,940	220

Net income	$1,658	$171	$3,212	$213

Net income per common and common equivalent share:
Basic earnings per share -
Basic earnings per share	$0.04	$0.02	$0.07	$0.02
Shares used in computing basic earnings per share	42,875	10,792	42,847	10,777
Diluted earnings per share -
Diluted earnings per share	$0.04	$0.01	$0.07	$0.01
Shares used in computing diluted earnings per share	44,261	26,696	44,313	26,675

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended July 3, 2004 and June 28, 2003
(in thousands)
(unaudited)

	Six Months Ended July 3, 2003 June 28, 2003

Cash flows from operating activities:
Net income	$3,212	$213
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,489	1,483
Amortization of intangibles	388	530
Amortization of debt issuance costs	56	1,405
Non-cash interest expense	--	342
Stock based compensation	38	--
Loss on disposal of assets	5	7
Deferred taxes	9	(70)
Accretion of held-to-maturity investments	(165)	--
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,866)	242
(Increase) decrease in inventories	(3,995)	459
(Increase) decrease in prepaid expenses and other assets/liabilities	(260)	3
(Decrease) increase in accounts payable and accrued expenses	(808)	188

Net cash (used in) provided by operating activities	(1,897)	4,802

Cash flows from investing activities:
Acquisition of technology license	(459)	--
Proceeds from sale of assets	--	42
Purchases of property and equipment	(2,426)	(967)
Purchases of investments	(25,000)	--
Maturities of investments	35,170	--

Net cash provided by (used in) investing activities	7,285	(925)

Cash flows from financing activities:
Proceeds from issuance of common stock	349	35
Proceeds from short-swing profit	288	--
Payments on long-term obligations	(429)	(3,718)
Payments on notes receivable for sale of common stock	152	--

Net cash provided by (used in) financing activities	360	(3,683)

Net increase in cash and cash equivalents	5,748	194
Cash and cash equivalents at beginning of period	10,074	253

Cash and cash equivalents at end of period	$15,822	$447

Non-cash investing and financing activities:
Purchase of technology through the issuance of a note payable	$250	$--

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as “us,” “we,” “our company” or “Encore”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 3, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K dated December 31, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

Description of Business

We are a diversified orthopedic company that designs, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices, sports medicine equipment and other related products for the orthopedic industry. Our products are used primarily by orthopedic surgeons, physical and occupational therapists and other orthopedic specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. We currently market and distribute our products through two operating divisions, our Surgical Implant Division and our Orthopedic Rehabilitation Division. Our Surgical Implant Division offers reconstructive joint products, including hip, knee and shoulder implants, trauma products and spinal implants. Our Orthopedic Rehabilitation Division is a leader in domestic sales of many of the orthopedic rehabilitation products in the market. In addition, beginning in 2004 our soft goods products have been marketed and distributed as part of this division to improve operational effectiveness and focus. Orthopedic soft goods are used to assist the patient in recovery from injury or a surgical procedure and to protect against further injury. Our two divisions enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings.

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

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

		Three Months Ended		Six Months Ended
		July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net income	As reported	$1,658	$171	$3,212	$213
Add: Total stock-based employee
compensation expense included in reported
net income, net of related tax effects		--	--	--	--
Deduct: Total stock-based employee
compensation expense determined under fair
value-based method for all awards, net of
related tax effects		(459)	(100)	(610)	(203)

Net income	Pro forma	$1,199	$71	$2,602	$10

Earnings per share
Basic:	As reported	$0.04	$0.02	$0.07	$0.02
	Pro forma	$0.03	$0.01	$0.06	$0.00
Diluted:	As reported	$0.04	$0.01	$0.07	$0.01
	Pro forma	$0.03	$0.00	$0.06	$0.00

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants during the first six months of 2004 and 2003:

	July 3, 2004		June 28, 2003

Dividend yield	0.0%		0.0%
Expected volatility	92.8%		86.7%
Risk-free interest rate	2.4%		2.2%
Expected life	4.4 ye	ars	2-10 y	ears

3.         INVESTMENTS

We invest our excess cash in U.S. treasury securities. These are items with readily determinable fair market values and original maturities in excess of three months but less than twelve months. All investments have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value due to the short period of time to maturity. As of July 3, 2004 and December 31, 2003, we have investments with fair values and amortized costs of approximately $25 million and $35 million, respectively.

4.         INVENTORIES

Our inventories consist of the following (in thousands):

	July 3, 2004	December 31, 2003
Components and raw materials	$10,591	$8,433
Work in process	2,933	2,641
Finished goods	15,323	13,685
Consigned goods	8,370	7,023

	37,217	31,782
Less-inventory reserves	(3,643)	(2,203)

	$33,574	$29,579

Our inventory value is stated at the lower of cost or market, with cost being average actual cost. We establish reserves for such issues as slow moving or excess inventory, product obsolescence and valuation impairment. Our inventory reserve policy is primarily based on the products and market practices. Each division determines the amount and timing of write-downs. For all divisions, we utilize a specific identification methodology (product rationalization), which can occur whenever there is a change in strategy. In addition, we review our sales performance on at least a quarterly basis to determine the amounts that should be adjusted to the existing reserve. We dispose of the reserved inventory items primarily by scrapping or donating them to charitable organizations.

5.          INTANGIBLE ASSETS

Our intangible assets consisted of the following (in thousands) as of July 3, 2004:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net
Amortized Intangible Assets:
Technology-based	$ 3,685	$(1,176)	$ 2,509
Marketing-based	900	(140)	760
Customer-based	7,049	(2,322)	4,727

Total Amortizable Intangibles	$11,634	$(3,638)	7,996

Unamortized Intangible Assets:
Trademarks			6,420

Total Intangible Assets			$14,416

Our intangible assets consisted of the following (in thousands) as of December 31, 2003:

	Gross Carrying Amount	Accumulated Amortization	Amortizable Intangibles, Net
Amortized Intangible Assets:
Technology-based	$ 2,977	$(1,027)	$ 1,950
Marketing-based	900	(118)	782
Customer-based	7,049	(2,106)	4,943

Total Amortizable Intangibles	$10,926	$(3,251)	7,675

Unamortized Intangible Assets:
Trademarks			6,420

Total Intangible Assets			$14,095

During the six months ended July 3, 2004, we acquired $709,000 of technology based intangible assets. Amortization expense for the six months ended July 3, 2004 and June 28, 2003 was $388,000 and $530,000, respectively.

Our estimated amortization expense for the six months ended December 31, 2004 and the next five years is as follows (in thousands):

For six months ended December 31, 2004	$350
For year ended December 31, 2005	650
For year ended December 31, 2006	550
For year ended December 31, 2007	550
For year ended December 31, 2008	550
For year ended December 31, 2009	500

Our amortizable assets will continue to be amortized over their remaining useful lives ranging from 1 to 38 years, absent future impairment or change in estimates of future utility.

6.         LONG-TERM DEBT

Our long-term debt (including capital lease obligations) consisted of the following (in thousands):

	July 3, 2004	December 31, 2003
$25,000 credit facility from a financial institution; interest at the institution’s base rate or LIBOR rate plus an applicable margin based on the ratio of debt to EBITDA (as defined in the Credit Agreement); due September 2006; collateralized by all assets of Encore; commitment fee of 0.375% of unused line balance; additional available borrowings at July 3, 2004 of $25,000 based upon the current Borrowing Base as defined in the Credit Agreement; interest rate of 4.50% and 4.25% at July 3, 2004 and December 31, 2003, respectively.	$-	$-
$24,000 senior subordinated notes payable to a financial institution; interest at the Citibank, N.A. prime rate plus 2% up to $5,000; interest at 12% when the outstanding balance exceeds $5,000; interest payable monthly; due September 2008; collateralized by a second lien on all assets of Encore; interest rate of 6% at July 3, 2004 and December 31, 2003, respectively.	5,000	5,000
6.5% unsecured note payable to a former employee in connection with a stock purchase agreement payable in bi-weekly installments of $5 through January 23, 2004.	-	11
8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 31, 2005.	805	1,157
4% note payable to a corporation in connection with the acquisition of a technology license in March 2004, payable in varying quarterly installments through March 1, 2009.	250	-
Capital lease obligations, collateralized by related equipment	237	303

	6,292	6,471
Less - current portion	(910)	(1,088)

	$5,382	$5,383

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

7.          EARNINGS PER SHARE

The reconciliation of the denominators we used to calculate the basic and diluted earnings per share for the periods ended July 3, 2004 and June 28, 2003, respectively, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net income	$ 1,658	$ 171	$ 3,212	$ 213

Shares used in computing basic earnings per share	42,875	10,792	42,847	10,777
Common stock equivalents	1,386	2,744	1,466	2,727
Preferred stock	-	13,160	-	13,171

Shares used in computing diluted earnings per share	44,261	26,696	44,313	26,675

Earnings per share
Basic	$ 0.04	$ 0.02	$ 0.07	$ 0.02

Diluted	$ 0.04	$ 0.01	$ 0.07	$ 0.01

We have excluded certain stock options and warrants from the calculation of diluted earnings per share because their exercise price was greater than the average market price of the common shares. The total number of common stock equivalents excluded (because to include them would be anti-dilutive) from the calculations of diluted earnings per common share was 935,000 for the quarter ended July 3, 2004 and 2,991,350 for the quarter ended June 28, 2003. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share was 336,000 for the first six months of 2004 and 3,044,985 for the first six months of 2003.

8.          SEGMENT INFORMATION

We have two reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Our reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. Our Surgical Implant Division sells reconstructive products including knee, hip, shoulder and spinal implants and trauma-related products. The Orthopedic Rehabilitation Division sells electrotherapy units, therapeutic ultrasound equipment, continuous passive motion devices, therapy tables, heating and chilling units, and other rehabilitation products, orthopedic soft goods, pressure care products and patient safety devices.

Information regarding business segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Sales:
Surgical Implant Division	$10,268	$ 8,828	$21,047	$17,354
Orthopedic Rehabilitation Division	19,028	17,670	39,293	35,537

Consolidated net sales	$29,296	$26,498	$60,340	$52,891

Gross margin:
Surgical Implant Division	$ 7,351	$ 6,174	$15,027	$12,127
Orthopedic Rehabilitation Division	7,708	6,845	15,987	13,836

Consolidated gross margin	$15,059	$13,019	$31,014	$25,963

We allocate resources and evaluate the performance of segments primarily based on sales and gross margin and therefore have not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131.

9.          BIOHORIZONS ACQUISITION

On May 18, 2004, we announced that we had entered into a definitive agreement to acquire BioHorizons Implant Systems, Inc. Under the terms of the agreement, we will acquire all of the outstanding stock of BioHorizons for $5.2 million in cash and approximately 2.6 million shares of our common stock. The stockholders of BioHorizons will also be eligible to receive additional cash consideration from Encore of up to an aggregate amount of $10 million as earnout payments based upon the achievement of certain milestones with respect to revenue and operating income for the consecutive twelve-month periods ending on or about June 30th of the years 2005, 2006 and 2007. On July 19, 2004, we filed an S-4 with the Securities and Exchange Commission to register the securities to be issued under this agreement. This transaction is subject to regulatory review and the usual and customary closing conditions.

10.         SUBSEQUENT EVENT

On August 9, 2004, we signed a definitive agreement to acquire all of the issued and outstanding shares of capital stock of Empi, Inc. for a total purchase price of approximately $360 million. Under the terms of the agreement, we will pay $325 million in cash and will issue 8 million shares of our common stock. The purchase price to be paid by Encore is subject to certain adjustments based on the net debt and working capital of Empi. In order to finance this acquisition, we have received a commitment from Bank of America, N.A. and Banc of America Bridge LLC to finance the cash portion of the purchase price and to provide working capital to Encore and its subsidiaries after the acquisition. We expect that the debt consist of a senior secured credit facility and an unsecured, subordinated public debt offering. In connection with this acquisition, we will repay the outstanding balances of certain Empi debt, which totaled approximately $160 million on June 30, 2004, and all amounts outstanding under our existing credit agreements, which totaled approximately $5 million at July 3, 2004. The transaction is subject to regulatory review and the usual and customary closing conditions and is currently expected to close by October 2004.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS                           OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. We will discuss and provide our analysis of the following:

          •     Overview of Business and Second Quarter Results
          •     Results of Operations
          •     Critical Accounting Policies and Estimates
          •     Liquidity and Capital Resources

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes to those financial statements as well as the other financial data included elsewhere in this Form 10-Q.

Overview of Business and Second Quarter Results

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

The nature of our business requires significant investment in inventory, capital and new product development. Our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Our domestic customers in the Surgical Implant Division require consignment product be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. We also are subject to significant needs for capital investment in manufacturing equipment and facilities and for the instrument sets required by our Surgical Implant Division customers. Finally, we have placed a strong emphasis on our research and development efforts for new products. Our Orthopedic Rehabilitation Division continues to emphasize new product introductions and our Surgical Implant Division has developed numerous products and obtained regulatory clearance or approval for over 100 products and product improvements. Our most recent introductions, the Cyclone™ Anterior Cervical Plate, the 3DKnee™ and the Keramos™ ceramic-on-ceramic hip in our Surgical Implant Division and VitalStim™ and a new electrotherapy product line in our Orthopedic Rehabilitation Division continue to gain momentum and acceptance in the marketplace. In addition, we continue to support the Reverse® Shoulder Prosthesis and mobile bearing knee IDE studies.

During the first six months of 2004, we have continued to capitalize on the foundation we built in previous years. We increased sales, improved our gross margin percentages, and increased our operating income at a faster rate than sales. In addition, our net income has improved significantly. This trend began in the fourth quarter of 2003 when, in addition to increasing levels of sales, we experienced a significant reduction in interest expense as a result of the repayment of most of our debt during the third quarter of 2003.

During the quarter ended July 3, 2004, sales increased 11 percent to $29.3 million compared to $26.5 million in the quarter ended June 28, 2003. Gross margin as a percent of our sales increased to 51.4 percent in the second quarter of 2004 from 49.1 percent in the second quarter of 2003. Our operating income improved 19 percent to $2.7 million for the second quarter of 2004 compared to $2.3 million in the same period of 2003. As a percent of sales, our operating income increased 0.7 percentage points to 9.4 percent for the quarter ended July 3, 2004 from 8.7 percent for the quarter ended June 28, 2003. Finally, our net income increased to $1.7 million for the quarter ended July 3, 2004 from $171,000 in the second quarter of 2003.

Our results in the second quarter of 2004 were principally driven by improved sales and gross margin percentages in both of our divisions. We continued to invest in expanding our United States sales force for reconstruction, trauma and spinal products in our Surgical Implant Division and in new product development across both our divisions. As a result, operating activities used $1.9 million of cash in the first six months of 2004 which represents a decline of $6.7 million from the same period of 2003 when operating activities provided $4.8 million of cash. This decline is mostly due to the increased levels of inventory required to supply the larger Surgical Implant Division sales force with our products and to prepare for new product launches in the Orthopedic Rehabilitation Division. In addition, accounts receivable increases associated with higher sales also contributed to the decline in operating cash flow.

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended July 3, 2004 June 28, 2003				Six Months Ended July 3, 2004 June 28, 2003

Sales	10	0%	10	0%	10	0%	10	0%
Cost of goods sold	48.6%		50.9%		48.6%		50.9%

Gross margin	51.4%		49.1%		51.4%		49.1%
Operating expenses:
Selling, general and
administrative	36.1%		35.2%		37.0%		36.2%
Research and
development	5.9%		5.2%		5.6%		5.0%

Income from operations	9.4%		8.7%		8.8%		7.9%
Interest income	0.4%		0.1%		0.4%		0.1%
Interest expense	(0.6%)		(7.6%)		(0.6%)		(7.4%)
Other income (expense)	(0.1%)		0.0%		(0.1%)		0.2%

Income before income taxes	9.1%		1.2%		8.5%		0.8%
Provision for income taxes	3.4%		0.6%		3.2%		0.4%

Net income	5.7%		0.6%		5.3%		0.4%

Three Months Ended July 3, 2004, as Compared to the Three Months Ended June 28, 2003

Sales.     Our sales were $29.3 million for the quarter ended July 3, 2004, representing an increase of $2.8 million or 11 percent over the quarter ended June 28, 2003. Our domestic sales increased 12 percent to $25.9 million in the second quarter of 2004 from $23.1 million in the second quarter of 2003. Our foreign sales increased $66,000, or 2 percent, to $3.4 million for the second quarter of 2004.

The following table sets forth the geographic mix of our sales for the second quarter of 2004 compared to the second quarter of 2003 (dollars in thousands).

	Domestic			International			Total
	July 3,	June 28,	%	July 3,	June 28,	%	July 3,	June 28,	%
	2004	2003	Growth	2004	2003	Growth	2004	2003	Growth

Surgical Implant
Division	$ 9,341	$ 7,473	25.0%	$ 927	$1,355	(31.6%)	$10,268	$ 8,828	16.3%
Orthopedic
Rehabilitation
Division	16,538	15,674	5.5%	2,490	1,996	24.7%	19,028	17,670	7.7%

Total	$25,879	$23,147	11.8%	$3,417	$3,351	2.0%	$29,296	$26,498	10.6%

Sales results in our Surgical Implant Division continue to reflect our focus on building the United States sales force for reconstruction, trauma and spinal products. This division reported sales of $10.3 million during the second quarter of 2004, which corresponds to a 16 percent increase over the second quarter of 2003. Domestic sales are up 25 percent to $9.3 million in the second quarter of 2004 compared to $7.5 million for the second quarter of 2003. Domestic sales improvements result from an increase in the number of agents from 115 at June 28, 2003 to 145 at July 3, 2004. In addition to this growth in the sales force, sales of our 3DKnee™ and our Keramos™ ceramic-on-ceramic acetabular cup are also contributing to higher sales. International sales in our Surgical Implant Division declined $0.4 million to $0.9 million for the second quarter of 2004 due to timing associated with orders from stocking distributors.

Our Orthopedic Rehabilitation Division contributed sales of $19.0 million in the second quarter of 2004 compared to $17.7 million for the same period of 2003. This corresponds to an 8 percent growth rate overall with both domestic and international sales recording increases over the prior year. Domestic sales in this division increased 6 percent to $16.5 million in the second quarter of 2004 from $15.7 million in the second quarter of 2003. Sales in domestic markets are up primarily in our patient care product lines and our newest VitalStim™ product line. VitalStim™ continues to gain market acceptance and has contributed over half of the increase in the domestic market this quarter. In addition, our sales group has refocused attention on our patient care products in 2004 resulting in improved sales of these products. Foreign Orthopedic Rehabilitation Division sales grew 25 percent to $2.5 million in the second quarter of 2004 compared to $2.0 million in the second quarter of 2003. The strong increase in international sales for the second quarter can also be attributed to an increase in the number of distributors carrying our patient care products following our focus during 2003 and 2004 to date to expand our international distribution channel.

Gross margin. Our gross margin increased by $2.1 million to $15.1 million as compared to $13 million for the second quarter of 2003. Consolidated gross margin as a percent of sales increased to 51.4 percent from 49.1 percent when compared to our second quarter of 2003. This increase was primarily due to a favorable product mix resulting from increased sales in our Surgical Implant Division (which has the highest gross margins of our divisions), increased sales of new products with higher margins, and continued efforts to improve manufacturing costs. The gross margins of our Surgical Implant Division increased by $1.2 million and our Orthopedic Rehabilitation Division increased by $0.9 million. As a percent of sales, our Surgical Implant Division gross margin increased to 71.6 percent from 69.9 percent, and our Orthopedic Rehabilitation Division increased to 40.5 percent from 38.7 percent. The increased gross margin for both divisions results from each division’s continued efforts to increase sales mix in favor of higher margin products, increase the volume of sales and reduce manufacturing costs. In addition, a change in the geographic sales mix in favor of higher domestic margin products contributed to the improved gross margin in the Surgical Implant Division.

Selling, General and Administrative. Selling, general, and administrative expenses increased $1.2 million or 13 percent compared to the second quarter of 2003. The $1.2 million increase was primarily due to increased commission expenses resulting from higher sales in our Surgical Implant and Orthopedic Rehabilitation Divisions. We also incurred greater professional fees associated with our compliance with the provisions of the Sarbanes-Oxley Act.

Research and Development. Our research and development expenses increased $0.4 million or 26 percent from the second quarter of 2003. This increase in second quarter spending mostly relates to higher consulting expenses for new product design initiatives and quality system improvements in our Surgical Implant Division and the continuing launch of a new electrotherapy product line in our Orthopedic Rehabilitation Division.

Operating Income. Our operating income increased 19 percent to $2.7 million compared to $2.3 million in the second quarter of 2003. The three factors primarily responsible for this increase are our higher sales, improved gross margin percentages and increased control over operating expenses.

Interest Expense. Our interest expense decreased $1.8 million to $176,000 for the three months ended July 3, 2004 from $2.0 million during the same period in the prior year. This is the result of the elimination of a significant portion of our long term debt in September 2003. During the third quarter of 2003, we completed a public offering of common stock raising gross proceeds of $42.6 million, and the net proceeds of $39.0 million from this offering were used to pay approximately $38.5 million of outstanding debt.

Net Income. Overall, our net income for the quarter ended July 3, 2004 was $1.7 million as compared to $171,000 during the second quarter of 2003. Improved operating income and the significant reduction of interest expense are the primary contributors to the increase in net income.

Six Months Ended July 3, 2004, as Compared to the Six Months Ended June 28, 2003

Sales.     Our sales were $60.3 million for the six months ended July 3, 2004, representing an increase of $7.4 million or 14 percent over the six months ended June 28, 2003. Our domestic sales increased 15 percent to $53.0 million in the first six months of 2004 from $46.1 million in the first six months of 2003. Our foreign sales increased as well, almost 8 percent, to $7.3 million for the first six months of 2004 from $6.8 million for the same period in 2003.

The following table sets forth the geographic mix of our sales for the six months ended July 3, 2004 compared to the six months ended June 28, 2003:

	Domestic			International			Total
	July 3,	June 28,	%	July 3,	June 28,	%	July 3,	June 28,	%
	2004	2003	Growth	2004	2003	Growth	2004	2003	Growth

Surgical Implant
Division	$ 18,997	$ 14,593	30.2%	$2,050	$2,761	(25.8%)	$21,047	$ 17,354	21.3%
Orthopedic
Rehabilitation
Division	34,001	31,493	8.0%	5,292	4,044	30.9%	39,293	35,537	10.6%

Total	$52,998	$46,086	15.0%	$7,342	$6,805	7.9%	$60,340	$52,891	14.1%

Our Surgical Implant Division sales increased 21 percent to $21.0 million for the six months ended July 3, 2004, compared to $17.4 million for the six months ended June 28, 2003. Domestic sales are up 30 percent to $19.0 million from $14.6 million for the same period in 2003. Just like the second quarter results, year to date domestic sales have improved due to the increase in the size of our sales force and due to the continued growth of our newest products, the 3DKnee™ and the Keramos™ ceramic-on-ceramic acetabular cup. International sales in our Surgical Implant Division declined $0.7 million to $2.1 million for the first six months of 2004 due to timing associated with orders from stocking distributors.

For the first six months of 2004, Orthopedic Rehabilitation Division sales were $39.3 million compared to $35.5 million for the same period of 2003, an 11 percent increase. Domestic sales are $34.0 million in the first six months of 2004, an increase of 8 percent from $31.5 million in the first six months of 2003. International sales in this division grew 31 percent to $5.3 million for the period compared to $4.0 million in the same period of 2003. Our 2004 patient care product line sales initiative is the primary driver behind sales improvements in both our domestic and international markets accounting for over half of the increase in both markets. New product introductions account for the remainder of the increases. Specifically, our VitalStim™ product line continues to gain market acceptance especially in the United States and our new electrotherapy products are beginning to make an impact on our international sales.

Gross margin. Our gross margin increased by $5.0 million to $31.0 million as compared to $26.0 million for the first six months of 2003. Consolidated gross margin as a percent of sales increased to 51.4 percent from 49.1 percent when compared to the same period in 2003. This increase was primarily due to favorable product mix resulting from increased sales in our Surgical Implant Division (which has the highest gross margins of our divisions), a greater percentage of sales of higher margin domestic products in our Surgical Implant Division, increased sales of new products with higher margins, and continued efforts to improve manufacturing costs. During the first six months of 2004, the gross margins of our Surgical Implant Division increased by $2.9 million and our Orthopedic Rehabilitation Division increased by $2.2 million compared to the first six months of 2003. As a percent of sales, our Surgical Implant Division gross margin increased to 71.4 percent from 69.9 percent and our Orthopedic Rehabilitation Division increased to 40.7 percent from 38.9 percent. The increased gross margin for both of our divisions results from each division’s continued efforts to increase sales mix in favor of higher margin products, increase the volume of sales and reduce manufacturing costs.

Selling, General and Administrative. Our selling, general, and administrative expenses increased $3.2 million or 17 percent to $22.3 million during the first six months of 2004 from $19.2 million during the first six months of 2003. Increased commission expenses resulting from higher sales in our Surgical Implant and Orthopedic Rehabilitation Divisions and increased spending for VitalStim™ marketing efforts account for most of this increase during the first six months of 2004. However, we also incurred greater professional fees associated with our compliance with the provisions of the Sarbanes-Oxley Act.

Research and Development. Our research and development expenses increased $0.8 million or 31 percent from the first six months of 2003. Our Surgical Implant Division is spending more on activities for new product design initiatives and quality system improvements. In addition, during the beginning of the year our Orthopedic Rehabilitation Division increased spending to develop and introduce to the market a new electrotherapy product line.

Operating Income. Our operating income increased 26 percent to $5.3 million during the first six months of 2004 compared to $4.2 million in the first six months of 2003. Our higher sales and improved margin percentages are primarily responsible for this increase.

Interest Expense. Our interest expense decreased $3.6 million to $365,000 for the six months ended July 3, 2004 from $3.9 million during the comparable period in the prior year. Again, this is the result of the elimination of a significant portion of our long-term debt in the prior year using the $39.0 million of net proceeds from our second quarter 2003 offering.

Net Income. Overall, our net income for the six months ended July 3, 2004 was $3.2 million as compared to $213,000 during the first six months of 2003. Improved operating income and the reduction of interest expense provide the increase in net income.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to inventory, revenue, deferred taxes, and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual results differ from our estimates and assumptions, there could be a material impact to our financial statements.

Inventory Reserves

The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record inventory at the lower of cost or market, with cost based upon average actual cost. We maintain inventory reserves for such issues as slow moving or excess inventory, product obsolescence and declines in valuation. Our inventory reserve policy is primarily based on our products and market practices. In each division we use a specific identification methodology (product rationalization), which can occur whenever there is a change in strategy. In addition, we review sales performance on at least a quarterly basis to determine the amounts that we should add to the existing reserve. We monitor reserves on a quarterly basis and make changes as determined by the processes referred to above. To determine the adequacy of our reserves at each reporting period, we analyze the following, among other things:

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

Our customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell the products and have limited rights of return. Our Surgical Implant Division offers no price protection; however, our Orthopedic Rehabilitation Division grants rebates to certain distributors. We must make estimates of potential future product returns and rebates related to current period product revenue. To do so, we analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. We must exercise significant management judgment in making the estimates we use to establish the sales returns, rebates and other allowances in any accounting period. We maintain a reserve for future rebate claims based on actual historical experience, which is recorded as a deduction from the sales for each reporting period. During 2003 and the first six months of 2004, our average monthly rebates requested amounted to approximately $562,000. Should actual future requests vary significantly from these historical averages, our operating results for this division in particular, and for us as a whole, could be affected.

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

Our current deferred tax asset balance is $2.7 million at July 3, 2004 and primarily relates to inventory and other reserves, accrued compensation and a charitable contribution carryforward. Our current projections indicate we will utilize these deferred tax items in the next few years.

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

At July 3, 2004, we had $18.1 million in goodwill, of which $14.7 million relates to our Orthopedic Rehabilitation Division and $3.4 million relates to our Surgical Implant Division. In addition, our intangible asset balance of $14.4 million at July 3, 2004 can be allocated, based on revenues related to the intangible assets, between our two divisions as follows:

Surgical Implant Division	$ 0.8
Orthopedic Rehabilitation Division	13.6

Total	$ 14.4

Liquidity and Capital Resources

During the six months ended July 3, 2004, our operating activities used $1.9 million of cash and cash equivalents as compared to the six months ended June 28, 2003 when our operating activities provided cash of $4.8 million resulting in a net change of $6.7 million. This decrease in operating cash flow is primarily related to the fact that our inventory increased $4.0 million during the first six months of 2004 while during the first six months of 2003 our inventory declined $459,000. We added to our inventory levels in the first six months of 2004 as a result of the increase, both current and projected, in the number of our new agent relationships in the Surgical Implant Division and the introduction of new electrotherapy products in the Orthopedic Rehabilitation Division. Beyond inventory, there were several offsetting fluctuations in cash relating to our operating activities. Our net income adjusted for non-cash items provided $5.0 million in operating cash flow, an increase of $1.1 million, due to our overall improvement in sales and gross margins and the reduction of interest expense. Our accounts receivable used cash in the first six months of 2004 as the balance increased $1.9 million due to increasing sales levels compared to the first six months of 2003, when accounts receivable provided cash of $242,000 resulting in a decline in operating cash flow of $2.1 million from the prior year. Finally, our outstanding balances of accounts payable and accrued liabilities decreased $808,000 mostly in trade payables relating to inventory purchases, resulting in an increase in cash usage of $1.0 million compared to the first six months of 2003 when payables and accrued liabilities provided cash of $188,000.

Investing activities provided $7.3 million of cash and cash equivalents for the six months ended July 3, 2004 compared to a use of $0.9 million of cash for the six months ended June 28, 2003. This increase is primarily due to a net decrease of $10.2 million of investments resulting from the move of investments in this amount from securities with maturities greater than three months to cash or securities with maturities less than three months. We invest our excess cash in U.S. treasury securities with varying maturities. Securities with maturities less than three months are classified as cash and cash equivalents and securities with maturities greater than three months are classified as investments. This increase in cash flow from investing activities was offset by a use of $2.4 million in cash for capital expenditures during the six months ended July 3, 2004, compared to $967,000 in the first six months of 2003. A significant portion of our capital expenditures typically relates to instrument sets required by our Surgical Implant Division. Part of the increase in our capital expenditures in the first six months of 2004 resulted from an $811,000 increase over our purchase levels for the first two quarters of 2003 to build the instrument base necessary to support a growing domestic surgical implant sales force. We also used $459,000 during the first quarter of 2004 to purchase a license to manufacture and sell products utilizing a patented implant design and mechanism.

Over the past year, our financing sources for both debt and equity securities have expanded. Cash provided by financing activities in the first six months of 2004 increased by $4.0 million to $360,000 compared to the first six months of 2003, when cash used by financing activities was $3.7 million. This improvement is primarily the result of the repayment of most of our outstanding debt with public offering proceeds during the third quarter of 2003. As a result, our long-term debt payments in the first six months of 2004 declined $3.3 million compared to the first six months of 2003. In addition, we received $288 million in additional proceeds from short-swing profits during the six months ended July 3, 2004 related to the completion of our public offering of 6,000,000 shares of our common stock in December 2003. Further discussion of our debt and equity activities in the third and fourth quarter of 2003 is provided below.

Since our inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. Our Bank of America credit facility, as amended on September 26, 2003, currently totals $25 million in principal availability under a revolving line of credit facility. The availability of funds we can borrow at any given time under the revolving line of credit depends upon the level of the borrowing base, which is based upon our accounts receivable and inventory. As of July 3, 2004, we had an available borrowing base of approximately $25 million, and we had not borrowed any of this available amount. We executed various security documents, and we pledged all of our assets to the lenders to secure the financing under our Bank of America credit agreement. The interest rate under our credit facility is dependent on our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. Based on that ratio as of July 3, 2004, our interest rate is equal to Bank of America’s base rate plus .25%, or the London Interbank Offered Rate (“LIBOR”) plus 1.75%.

Additionally, our note and equity purchase agreement with CapitalSource Finance LLC (“CapitalSource”), currently provides $24 million of availability in senior subordinated notes. As of July 3, 2004, we have borrowed $5 million under our CapitalSource note. We executed various security documents whereby we have pledged our assets to CapitalSource in order to secure our obligations. CapitalSource’s rights to the collateral we have pledged to it to secure the senior subordinated notes are junior and subordinate to the rights in the collateral of the various lenders and the security interests created by the security documents executed pursuant to the Bank of America credit agreement. The interest rate for amounts we borrow under the senior subordinated notes payable to CapitalSource will be 12% per annum from and after our next borrowing draw request on the loan, but until then the interest rate will be equal to the Citibank, N.A. prime rate plus 2%.

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

On August 11, 2003, we sold 10,637,500 shares of our common stock for $4.00 per share in a public offering. This offering generated total gross proceeds of approximately $42.6 million, and we used the net proceeds of approximately $39.0 million to repay $25.9 million of indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC, $2.0 million to repay the term loan debt under our senior credit facility with Bank of America, $10.6 million to repay our outstanding indebtedness under our Bank of America revolving credit facility, and the remaining $500,000 for general corporate purposes.

On December 17, 2003, we sold 6,000,000 shares of our common stock for $6.25 per share in a public offering. This offering generated total gross proceeds of approximately $37.5 million, and we have used and intend to continue to use the net proceeds of approximately $34.7 million for working capital and general corporate purposes, including potential acquisitions.

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

Related Party Transaction

During the first quarter of 2004, in accordance with Section 16(b) of the Securities Exchange Act of 1934, we received $288,000 from a 10% stockholder and its affiliates, which represented “short-swing profit” under Section 16 of the Exchange Act it earned when it sold shares of our stock in our December 2003 public offering, which was within six months of the date the stockholders received warrants to acquire shares of our stock. The amounts received were recorded as an increase to additional paid-in capital.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, our dependence on the ability of third-party manufacturers to produce components on a basis that is cost-effective to us, market acceptance of our products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the availability to locate acceptable acquisition candidates and then finance and integrate those acquisitions, and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Recent Developments

On May 18, 2004, we announced that we had entered into a definitive agreement to acquire BioHorizons Implant Systems, Inc., a privately held company based in Birmingham, Alabama. Under the terms of the agreement, we will acquire all of the outstanding stock of BioHorizons for $5.2 million in cash and approximately 2.6 million shares of our common stock. The stockholders of BioHorizons will also be eligible to receive additional cash consideration from Encore of up to an aggregate amount of $10 million as earnout payments based upon the achievement by BioHorizons of certain milestones with respect to revenue and operating income for the consecutive twelve month periods ending on or about June 30th of the years 2005, 2006 and 2007. On July 19, 2004, we filed an S-4 with the Securities and Exchange Commission to register the securities to be issued under this agreement.

On August 7, 2004, we signed a definitive agreement to acquire all of the issued and outstanding shares of capital stock of Empi, Inc. for a total purchase price of approximately $360 million. Under the terms of the agreement, we will pay $325 million in cash and will issue 8 million shares of our common stock. In order to finance this acquisition, we have received a commitment from Bank of America, N.A. and Banc of America Bridge LLC to finance the cash portion of the purchase price and to provide working capital to Encore and its subsidiaries after the acquisition. We expect that the debt will consist of a senior secured credit facility and an unsecured, subordinated public debt offering. In connection with this acquisition, we will repay the outstanding balances of certain Empi debt, which totaled approximately $160 million on June 30, 2004, and all amounts outstanding under our existing credit agreements, which totaled approximately $5 million at July 3, 2004. The transaction is subject to regulatory review and the usual and customary closing conditions and is currently expected to close by October 2004.

Item 3.          Quantitative and Qualitative Disclosures about Market Risks

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. Primary exposure includes changing interest rates. Currently, we are exposed to interest rate risk in connection with our Bank of America credit facility and CapitalSource debt, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. Our outstanding balances under these agreements were zero and $5 million, respectively, at July 3, 2004.

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

Historically, all of our sales have been denominated in U.S. dollars, and therefore we have not been subject to foreign currency exchange risks. However, over the past year we have begun to directly distribute our Orthopedic Rehabilitation Division products in selected foreign markets, and some of the sales of our products in European markets are denominated in Euros, which would cause currency fluctuations to more directly impact our operating results. During the six months ended July 3, 2004, our average monthly Euro sales approximated $200,000.

We are subject to risk associated with international currency exchange rates on purchases of inventory from a small number of suppliers. We do not invest in international currency derivatives. Transaction gains or losses were not material in any of the periods presented and we do not believe we are currently exposed to any material risk of loss on this basis.

Item 4.         Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in the certifications in Exhibit 32 of this report, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the evaluation of our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

Part II.         Other Information

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 18, 2004. The matters submitted to the stockholders for a vote included:

        •   Election of Directors

NAME	VOTED FOR	VOTED AGAINST	VOTED WITHHELD

Class A Directors
Richard O. Martin, PhD	35,923,059	0	3,445,054
Zubeen Shroff	27,471,060	0	11,897,053

Class B Directors
Bruce F. Wesson	36,403,671	0	2,964,442

        •   Approval of the Amendment to the 1996 Incentive Stock Plan

VOTED FOR	VOTED AGAINST	VOTES WITHHELD	BROKER NON-VOTE

27,811,525	4,157,657	98,425	7,300,506

Following are the directors, other than the three directors elected at the annual meeting, whose terms of office as directors continued after the annual meeting: Kenneth W. Davidson, Alastair Clemow, Joel S. Kanter, and Karen Osar.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

1.     Exhibits.

A.	Exhibit 31.1 – Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

B.	Exhibit 31.2 – Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

C.	Exhibit 32.1 – Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive

D.	Exhibit 32.2 – Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

2.     Reports on Form 8-K.

A.	On May 18, 2004, we filed a Form 8-K under Item 5, “Other Events and Required FD Disclosure.” We filed a news release, dated May 18, 2004 entitled “Encore Medical to Acquire BioHorizons Implant Systems.”

B.	On July 8, 2004, we filed a Form 8-K under Item 5, “Other Events and Required FD Disclosure.” We filed a news release dated July 2, 2004 entitled “Encore Medical Announces New Chief Financial Officer.”

C.	On July 19, 2004 we filed a Form 8-K under Items 5, “Other Events”, and 7, “Financial Statements, Pro Forma Financial Information and Exhibits.” We amended the description of our registered securities on Form 8-A, as amended, filed July 31, 1995 and furnished exhibits containing the full copies of our Certificate of Incorporation, as amended, Certificate of Designations, Preferences and Limitations of Series A Preferred Stock Certificate of Incorporation, and our Bylaws.

D.	On August 3, 2004, we filed a Form 8-K under Item 5, “Other Events and Required FD Disclosure.” We filed a news release, dated August 2, 2004, entitled “Encore Medical Reports Second Quarter Results With Strong Growth In Each Division.” In addition, we furnished under Item 12 our financial results for the quarter ended July 3, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2004	By: /s/ Kenneth W. Davidson
Date	Kenneth W. Davidson Chairman of the Board and Chief Executive Officer

August 13, 2004	By: /s/ August B. Faske
Date	August B. Faske Executive Vice President - Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, Kenneth W. Davidson, Chief Executive Officer of Encore Medical Corporation, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for the quarter ending July 3, 2004 as filed with the Securities and Exchange Commission on the date hereof of Encore Medical Corporation;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

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

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

August 13, 2004	By: /s/ Kenneth W. Davidson
Date	Kenneth W. Davidson Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, August B. Faske, Chief Financial Officer of Encore Medical Corporation, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for the quarter ending July 3, 2004 as filed with the Securities and Exchange Commission on the date hereof of Encore Medical Corporation;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

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

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

August 13, 2004	By: /s/ August B. Faske
Date	August B. Faske Chief Financial Officer

Exhibit 32.1

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Kenneth W. Davidson, the Chief Executive Officer of Encore Medical Corporation (the “Company”) hereby certifies that, to his knowledge:

(i)	This Quarterly Report on Form 10-Q for the quarter ending July 3, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 13, 2004	By: /s/ Kenneth W. Davidson
Date	Kenneth W. Davidson Chief Executive Officer

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

Exhibit 32.2

Certification of Periodic Financial ReportPursuant
to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, August B. Faske, the Chief Financial Officer of Encore Medical Corporation (the “Company”) hereby certifies that, to his knowledge:

(i)	This Quarterly Report on Form 10-Q for the quarter ending July 3, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 13, 2004	By: /s/ August B. Faske
Date	August B. Faske Chief Financial Officer

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