Form 10-Q
period 2004-10-02
ENCORE MEDICAL CORP
filed 2004-11-15
CIK 944763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of November 1, 2004

Title	Outstanding
Common Stock	51,993,905

ENCORE MEDICAL CORPORATION
Quarterly Report on Form 10-Q
For the period ended October 2, 2004

Page
PART I.
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II.
Item 6. Exhibits	23
Credit Agreement
Employment Agreement - William W. Burke
1996 Incentive Stock Option Plan
1996 Incentive Stock Option Plan Agreement
1997 Surgeon Advisory Panel Stock Option Plan Agreement
1997 Distributor Advisory Panel Stock Option Plan Agreement
2000 Non-Employee Director Stock Option Plan Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 - Certification by Chief Executive Officer
Section 1350 - Certification by Chief Financial Officer

Part I. Financial Information

Item 1. Financial Statements

Encore Medical Corporation and Subsidiaries
Consolidated Balance Sheets
As of October 2, 2004 and December 31, 2003
(in thousands, except share and per share data)
(unaudited)

	October 2,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$16,550	$10,074
Investments	25,101	35,013
Accounts receivable, net of allowance of $1,516 and $1,388, respectively	15,756	13,175
Inventories, net of allowance of $4,484 and $2,203, respectively	34,196	29,579
Deferred tax assets	3,058	2,512
Prepaid expenses and other current assets	2,603	1,502

Total current assets	97,264	91,855
Property and equipment, net	12,545	11,260
Goodwill	18,146	18,146
Intangible assets, net	14,249	14,095
Other assets	561	1,024

Total assets	$142,765	$136,380

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$506	$1,088
Accounts payable	4,606	4,617
Accrued expenses	8,040	6,783

Total current liabilities	13,152	12,488
Long-term debt, net of current portion	5,359	5,383
Deferred tax liability	5,212	4,844
Other non current liabilities	532	556

Total liabilities	24,255	23,271
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 43,438,000 and 43,271,000 shares issued, respectively	43	43
Additional paid-in capital	118,519	117,764
Notes received for sale of common stock	(948)	(1,100)
Retained earnings (accumulated deficit)	2,543	(1,951)
Less cost of repurchased stock, warrants and rights (512,000 shares)	(1,647)	(1,647)

Total stockholders’ equity	118,510	113,109

Total liabilities and stockholders’ equity	$142,765	$136,380

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended October 2, 2004 and September 27, 2003
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Sales	$30,559	$27,283	$90,899	$80,173
Cost of goods sold	14,666	13,625	43,992	40,552

Gross margin	15,893	13,658	46,907	39,621
Operating expenses:
Selling, general and administrative	12,314	9,807	34,627	28,958
Research and development	1,586	1,548	4,990	4,154

Income from operations	1,993	2,303	7,290	6,509
Other income (expense):
Interest income	147	23	393	80
Interest expense	(171)	(1,217)	(536)	(5,135)
Early extinguishment of debt	—	(7,674)	—	(7,674)
Other income (expense), net	5	(51)	(21)	36

Income (loss) before income taxes	1,974	(6,616)	7,126	(6,184)
Provision (benefit) for income taxes	692	(1,899)	2,632	(1,679)

Net income (loss)	$1,282	$(4,717)	$4,494	$(4,505)

Basic earnings (loss) per share -
Basic earnings (loss) per share	$0.03	$(0.20)	$0.10	$(0.30)
Shares used in computing basic earnings (loss) per share	42,916	23,098	42,870	14,947
Diluted earnings (loss) per share -
Diluted earnings (loss) per share	$0.03	$(0.20)	$0.10	$(0.30)
Shares used in computing diluted earnings (loss) per share	44,035	23,098	44,272	14,947

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended October 2, 2004 and September 27, 2003
(in thousands)
(unaudited)

	Nine Months Ended
	October 2,	September 27,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,494	$(4,505)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,298	2,341
Amortization of intangibles	555	747
Amortization of debt issuance costs and early extinguishment of debt	132	7,514
Non-cash interest expense	—	473
Stock based compensation	98	134
Loss on disposal of assets	5	8
Deferred taxes	(178)	(326)
Accretion of held-to-maturity investments	(258)	—
Sales return, rebate, and other allowances	4,628	5,415
Inventory reserve provisions	2,873	2,751
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,209)	(6,391)
Increase in inventories	(7,490)	(2,396)
(Increase) decrease in prepaid expenses and other assets/liabilities	(828)	61
Increase in accounts payable and accrued expenses	1,246	1,139

Net cash provided by operating activities	366	6,965

Cash flows from investing activities:
Acquisition of technology license	(459)	—
Proceeds from sale of assets	—	42
Purchases of property and equipment	(3,588)	(1,647)
Purchases of investments	(25,000)	—
Maturities of investments	35,170	—

Net cash provided by (used in) investing activities	6,123	(1,605)

Cash flows from financing activities:
Net proceeds from issuance of common stock	403	39,517
Proceeds from short-swing profit	288	—
Payments on long-term obligations	(856)	(41,966)
Proceeds from notes receivable for sale of common stock	152	—

Net cash used in financing activities	(13)	(2,449)

Net increase in cash and cash equivalents	6,476	2,911
Cash and cash equivalents at beginning of period	10,074	253

Cash and cash equivalents at end of period	$16,550	$3,164

Non-cash investing and financing activities:
Purchase of technology through the issuance of a note payable	$250	$—

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries (individually and collectively referred to as “us,” “we,” “our company” or “Encore”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 2, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K dated December 31, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

Description of Business

We are a diversified orthopedic device company with leading positions in many of the markets in which we compete. We develop, manufacture and distribute a comprehensive range of high quality orthopedic devices, including surgical implants, sports medicine equipment and products for orthopedic rehabilitation, pain management and physical therapy. Our products are used by orthopedic surgeons, physicians, orthopedic therapists, chiropractors, athletic trainers, and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. We categorize our products into the following product lines:

•	Surgical Implant Products. Our surgical implant products, including reconstructive joint products, such as knee, hip, shoulder and spinal implants, and trauma products, are used across the major segments of the orthopedic surgical market; and

•	Orthopedic Rehabilitative Products. Our orthopedic rehabilitative products include soft goods products used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone and to protect against injury; electrotherapy devices and accessories used to treat pain and restore and maintain muscle function; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions.

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

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands):

		Three Months Ended		Nine Months Ended
		October 2,	September 27,	October 2,	September 27,
		2004	2003	2004	2003
Net income (loss)	As reported	$1,282	$(4,717)	$4,494	$(4,505)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects		—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(627)	(112)	(1,227)	(314)

Net income (loss)	Pro forma	$655	$(4,829)	$3,267	$(4,819)

Earnings (loss) per share
Basic:	As reported	$0.03	$(0.20)	$0.10	$(0.30)
	Pro forma	$0.02	$(0.21)	$0.08	$(0.32)
Diluted:	As reported	$0.03	$(0.20)	$0.10	$(0.30)
	Pro forma	$0.01	$(0.21)	$0.07	$(0.32)

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants during the first nine months of 2004 and 2003:

	October 2,	September 27,
	2004	2003
Dividend yield	0.0%	0.0%
Expected volatility	91.4%	86.1%
Risk-free interest rate	3.3%	3.1%
Expected life	4.2 years	2-10 years

3. INVESTMENTS

We invest our excess cash in U.S. treasury securities. These are items with readily determinable fair market values and original maturities in excess of three months but less than twelve months. All investments have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value due to the short period of time to maturity. As of October 2, 2004 and December 31, 2003 we had investments with fair values and amortized costs of approximately $25.1 million and $35.0 million, respectively.

4. INVENTORIES

Our inventories consist of the following (in thousands):

	October 2,	December 31,
	2004	2003
Components and raw materials	$10,481	$8,433
Work in process	2,786	2,641
Finished goods	17,699	13,685
Consigned goods	7,714	7,023

	38,680	31,782
Less-inventory reserves	(4,484)	(2,203)

	$34,196	$29,579

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

5. INTANGIBLE ASSETS

Our intangible assets consisted of the following (in thousands) as of October 2, 2004:

	Gross		Amortizable
	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net
Amortized Intangible Assets:
Technology-based	$3,686	$(1,255)	$2,431
Marketing-based	900	(152)	748
Customer-based	7,049	(2,399)	4,650

Total Amortizable Intangibles	$11,635	$(3,806)	7,829

Unamortized Intangible Assets:
Trademarks			6,420

Total Intangible Assets			$14,249

Our intangible assets consisted of the following (in thousands) as of December 31, 2003:

	Gross		Amortizable
	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net
Amortized Intangible Assets:
Technology-based	$2,977	$(1,027)	$1,950
Marketing-based	900	(118)	782
Customer-based	7,049	(2,106)	4,943

Total Amortizable Intangibles	$10,926	$(3,251)	7,675

Unamortized Intangible Assets:
Trademarks			6,420

Total Intangible Assets			$14,095

During the nine months ended October 2, 2004, we acquired $709,000 of technology based intangible assets. Amortization expense for the nine months ended October 2, 2004 and September 27, 2003 was $555,000 and $747,000, respectively.

Our estimated amortization expense for the three months ended December 31, 2004 and the next five years is as follows (in thousands):

For three months ended December 31, 2004	$170
For year ended December 31, 2005	650
For year ended December 31, 2006	550
For year ended December 31, 2007	550
For year ended December 31, 2008	550
For year ended December 31, 2009	500

Our amortizable assets will continue to be amortized over their remaining useful lives ranging from 1 to 38 years, absent future impairment or change in estimates of future utility.

6. LONG-TERM DEBT

Our long-term debt (including capital lease obligations) consisted of the following (in thousands):

	October 2,	December 31,
	2004	2003
$25,000 credit facility from a financial institution; interest at the institution’s base rate or LIBOR rate plus an applicable margin based on the ratio of debt to EBITDA (as defined in the credit agreement); due September 2006; collateralized by all assets of Encore; commitment fee of 0.375% of unused line balance; additional available borrowings at October 2, 2004 of $25,000 based upon the current Borrowing Base as defined in the Credit Agreement; interest rate of 5.00% and 4.25% at October 2, 2004 and December 31, 2003, respectively.	$—	$—
$24,000 senior subordinated notes payable to a financial institution; interest at the Citibank, N.A. prime rate plus 2% up to $5,000; interest at 12% when the outstanding balance exceeds $5,000; interest payable monthly; due September 2008; collateralized by a second lien on all assets of Encore; interest rate of 6.58% and 6.00% at October 2, 2004 and December 31, 2003, respectively.	5,000	5,000
6.5% unsecured note payable to a former employee in connection with a stock purchase agreement payable in bi-weekly installments of $5 through January 23, 2004.	—	11
8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 31, 2005.	411	1,157
4% note payable to a corporation in connection with the acquisition of a technology license in March 2004, payable in varying quarterly installments through March 1, 2009.	250	—
Capital lease obligations, collateralized by related equipment	204	303

	5,865	6,471
Less – current portion	(506)	(1,088)

	$5,359	$5,383

On October 4, 2004, all amounts outstanding under our $25,000,000 credit facility and the $24,000,000 senior subordinated notes payable were paid in full and these debt agreements were terminated. These agreements contained warranties and covenants and required maintenance of certain financial ratios. As of October 4, 2004, we were in compliance with all debt covenants and warranties. See Note 10 for additional information concerning new long-term debt into which we entered on October 4, 2004, in connection with our acquisition of Empi, Inc.

On March 1, 2004, we acquired an exclusive license to manufacture and sell products incorporating a patented implant design and mechanism for a total purchase price of $709,000. In connection with this acquisition, we issued a $250,000 note to the holders of the patents. Payments under this note are due in quarterly installments equal to 6% of our net sales of products utilizing this technology. The interest rate under this note will be adjusted annually to equal the New York prime rate. All unpaid principal and interest under this note shall be due March 1, 2009.

7. EARNINGS PER SHARE

The reconciliation of the denominators we used to calculate the basic and diluted earnings per share for the periods ended October 2, 2004 and September 27, 2003, respectively, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income (loss)	$1,282	$(4,717)	$4,494	$(4,505)
Shares used in computing basic earnings (loss) per share	42,916	23,098	42,870	14,947
Common stock equivalents	1,119	—	1,402	—

Shares used in computing diluted earnings (loss) per share	44,035	23,098	44,272	14,947

Earnings (loss) per share
Basic	$0.03	$(0.20)	$0.10	$(0.30)

Diluted	$0.03	$(0.20)	$0.10	$(0.30)

We have excluded certain stock options and warrants from the calculation of diluted earnings per share because their exercise price was greater than the average market price of the common shares. The total number of common stock equivalents excluded (because to include them would be anti-dilutive) from the calculations of diluted earnings per common share was 1,171,317 for the quarter ended October 2, 2004 and 10,142,833 for the quarter ended September 27, 2003. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share was 915,500 for the first nine months of 2004 and 14,422,002 for the first nine months of 2003.

8. SEGMENT INFORMATION

We have two reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Our reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. Our Surgical Implant Division sells reconstructive joint products including knee, hip, shoulder and spinal implants and trauma products. The Orthopedic Rehabilitation Division sells electrotherapy devices and accessories, clinical therapy tables and traction equipment, soft goods products, and orthotics devices.

Information regarding business segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Sales:
Surgical Implant Division	$10,960	$8,881	$32,007	$26,235
Orthopedic Rehabilitation Division	19,599	18,402	58,892	53,938

Consolidated net sales	$30,559	$27,283	$90,899	$80,173

Gross margin:
Surgical Implant Division	$7,936	$6,247	$22,962	$18,374
Orthopedic Rehabilitation Division	7,957	7,411	23,945	21,247

Consolidated gross margin	$15,893	$13,658	$46,907	$39,621

We allocate resources and evaluate the performance of segments primarily based on sales and gross margin and therefore have not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131.

9. BIOHORIZONS ACQUISITION

On September 3, 2004, we announced that we had terminated by mutual agreement our May 18, 2004 agreement to acquire BioHorizons Implant Systems, Inc. As a result of the termination of this agreement, we recorded $380,000 of selling, general and administrative expenses incurred in connection with this proposed acquisition.

10. SUBSEQUENT EVENTS

On October 4, 2004, we completed the acquisition of Empi, Inc. (“Empi”) pursuant to the Agreement and Plan of Merger dated August 8, 2004 among Encore, a wholly owned merger subsidiary, Empi, certain of Empi’s principal shareholders and a representative for Empi equity holders. Empi is the surviving corporation following the merger and is a wholly owned subsidiary of Encore Medical IHC, Inc., itself a wholly owned subsidiary of Encore. The consideration paid by us consisted of approximately $172.7 million payable to the Empi common stockholders and option holders in cash, along with eight million shares of our common stock, plus the repayment of approximately $155 million of outstanding Empi debt, for a total purchase price of approximately $362.7 million. The cash portion of the acquisition consideration is subject to adjustment based upon an audited balance sheet as of the closing date. The parties have paid into an escrow account $5 million of the cash portion of the acquisition consideration to fund any downward post-closing adjustments. The eight million shares of our common stock representing the stock portion of the consideration paid to Empi’s stockholders are being held in escrow for one year after closing to secure indemnification claims that may be asserted by us. For more information about Empi, specifically its audited and unaudited historical financial statements, and the unaudited pro forma condensed combined financial statements, please see the various 8-Ks that we have filed in connection with the acquisition.

We financed the cash portion of the purchase price (i) through $150 million of term loan borrowings under a new senior secured credit facility, (ii) from the proceeds of $165 million of 9¾ % senior subordinated notes due 2012 issued by Encore Medical IHC, Inc., and (iii) from available cash.

On October 4, 2004, we entered into a new senior credit facility with Bank of America, N.A., as administrative agent, and a syndicate of banks, financial institutions and other institutional lenders (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of up to $180 million, comprised of a five-year $30 million revolving credit facility, and a six-year $150 million term loan facility. We may use the revolving credit facility for general corporate purposes, subject to certain limitations.

All borrowings under the Credit Facility bear interest at a floating rate, which can be either a LIBOR rate plus an applicable margin or, at our option, an alternative base rate (defined as the higher of (x) the Bank of America prime rate or (y) the federal funds effective rate, plus 0.5% per annum) plus an applicable margin. The initial applicable margin for LIBOR loans and alternative base loans under our revolving credit facility and under term loan borrowings is 3% and 2% per annum, respectively. The interest rate payable under the Credit Facility will increase by 2% per annum during the continuance of any event of default.

Prior to the maturity date, we may borrow, repay and reborrow funds under our revolving credit facility without premium or penalty. Our term loan facility will be subject to amortization in quarterly installments of principal in March, June, September and December of each year of the term loan in equal installments, commencing March 30, 2005, of (a) $1,875,000, for each of the first 12 quarterly periods, (b) $3,750,000, for each of the next eight quarterly periods and (c) $24,375,000, for each of the last four quarterly periods, with the last payment due in October 2010. We may voluntarily prepay principal amounts outstanding under our new Credit Facility at any time. We are required to prepay amounts outstanding under our Credit Facility upon the disposition of certain assets, the issuance of additional debt, certain issuances of equity, or, for each year commencing in 2005, a portion (75% or 50%, depending on the total leverage) of our cash flow in excess of certain criteria, including net income and specific cash and non-cash credits and charges.

Our Credit Facility contains affirmative and negative covenants including, among others, covenants relating to financial and compliance reporting, and covenants restricting us from incurring certain amounts or types of debt (including guarantees); creating liens; consummating certain transactions (such as dispositions of assets, mergers, acquisitions, reorganizations and recapitalizations); making certain investments and loans; paying dividends and other distributions; and entering into transactions with affiliates. Our Credit Facility also imposes limitations on capital expenditures and requires us to meet certain financial tests. As of the date of this report, we are in compliance with all debt covenants and warranties.

Our Credit Facility is secured by, among other things, a first priority security interest in substantially all of our assets, including all receivables, contracts, contract rights, equipment, intellectual property, inventory and all other tangible and intangible assets of each of our direct and indirect domestic subsidiaries, subject to certain customary exceptions, and a pledge of (i) all of Encore Medical IHC, Inc.’s capital stock and that of any its direct and indirect domestic subsidiaries and (ii) 66% of the capital stock of material first-tier foreign subsidiaries. In addition, the Credit Facility is guaranteed by us and each of our existing and future direct and indirect domestic subsidiaries.

On September 28, 2004, we, through Encore Medical IHC, Inc. (the “Issuer”), sold $165 million in aggregate principal amount of 9¾ % senior subordinated notes due 2012 (the “Notes”) at a purchase price of 99.314% of the principal amount of the Notes. The sale of the Notes closed on October 4, 2004. Interest on the Notes accrues at the rate of 9¾% per annum and is payable semi-annually in cash in arrears on April 1 and October 1 of each year beginning on April 1, 2005. The Notes will be redeemable, in whole or in part, on or after October 1, 2008 at the prices set forth in the Indenture. In addition, the Issuer may redeem up to 35% of the Notes before October 1, 2007 with net cash proceeds from certain equity offerings.

The Notes and guarantees are unsecured senior subordinated obligations ranking equally with the Issuer’s and the guarantors’ future senior subordinated debt and junior to all of the Issuer’s and the guarantors’ existing and future senior debt, including borrowings and guarantees under the Credit Facility. We and all of the Issuer’s existing and future domestic restricted subsidiaries, including Empi and all of Empi’s domestic subsidiaries are guarantors of the Notes on a senior subordinated basis.

The terms of the Notes are governed by an indenture dated October 4, 2004 among the Issuer, its domestic subsidiaries and us, as guarantors, and Wells Fargo Bank, N.A., as trustee (the “Indenture”). The Indenture contains certain covenants that, among other things, limit the Issuer’s ability and the ability of the Issuer’s restricted subsidiaries to: borrow money; pay dividends on or redeem or repurchase stock; make certain types of investments and other restricted payments; create liens; use assets as security in other transaction; sell certain assets or merge with or into other companies; enter into certain transactions with affiliates; sell stock in restricted subsidiaries; and restrict dividends or other payments from subsidiaries. The Indenture contains customary events of default including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-defaults to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, failure to pay certain judgments and the invalidity, unenforceability or repudiation of any guarantee. An event of default under the Indenture will allow the noteholders to accelerate, or in certain cases, will automatically cause the acceleration of the amounts due under the Notes.

11. Litigation Settlement

In mid-October 2004, we reached a settlement of an outstanding patent litigation matter. The settlement included us entering into a product license agreement with the plaintiff and paying certain past royalties involving a portion of our hip implant product line. The initial payment under the product license agreement was $750,000, which included amounts related to the past royalties, as well as settlement cost. We recorded the entire amount in the quarter ended October 2, 2004 as selling, general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. We will discuss and provide our analysis of the following:

•	Overview of Business and Third Quarter Results

•	Results of Operations

•	Critical Accounting Policies and Estimates

•	Liquidity and Capital Resources

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes to those financial statements as well as the other financial data included elsewhere in this Form 10-Q.

Overview of Business and Third Quarter Results

We are a diversified orthopedic device company that develops, manufactures and distributes a comprehensive range of high quality orthopedic devices, including surgical implants, sports medicine equipment and products for orthopedic rehabilitation, pain management and physical therapy. Our products are used by orthopedic surgeons, physicians, orthopedic therapists, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. We categorize our products into the following product lines:

•	Surgical Implant Products. Our surgical implant products, including reconstructive joint products, such as knee, hip, shoulder and spinal implants, and trauma products, are used across the major segments of the orthopedic surgical market; and

•	Orthopedic Rehabilitative Products. Our orthopedic rehabilitative products include soft goods products used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone and to protect against injury; electrotherapy devices and accessories used to treat pain and restore and maintain muscle function; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions.

Our two divisions enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings for their patients.

In October 2000, we announced our strategy to expand our business through selected acquisitions of businesses or products in the orthopedic industry. We have completed three significant acquisitions since that time that have allowed us to extend our business in the orthopedic market to include orthopedic rehabilitation equipment, which complements our Surgical Implant Division. In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation. In February 2002, we purchased Chattanooga Group, Inc., a provider of orthopedic rehabilitation products offering a wide variety of products used primarily by orthopedic professionals in their clinics. On October 4, 2004, we purchased Empi, a provider of non-invasive medical devices and accessories that are primarily used by patients for at-home therapy. The acquisition of Empi was completed after the close of our third quarter, and as a result, our historical information presented in this Form 10-Q does not include the effect of this acquisition, the related financing transactions or any operating results of Empi. See Recent Developments and Note 10 of the financial statements for additional information.

We have financed our acquisitions through the sale of equity securities and the issuance of additional debt. We financed our soft goods acquisition principally by applying a portion of the proceeds from the sale of Series A Preferred Stock. This Series A Preferred Stock was subsequently converted into shares of our common stock in August 2003. We financed the Chattanooga Group, Inc. acquisition with debt, which was subsequently repaid from the net proceeds of a public offering of our common stock in August 2003. We financed the Empi acquisition through a combination of the issuance of new equity and the issuance of both senior secured and subordinated unsecured debt, which was obtained from financial institutions and institutional investors. We expect that we will continue to utilize some combination of both debt and equity funding as we continue to implement our strategy of growth through acquisition.

The nature of our business requires significant investment in inventory, capital and new product development. Our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Our domestic customers in the Surgical Implant Division require consignment product be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. We also are subject to significant needs for capital investment in manufacturing equipment and facilities and for the instrument sets required by our Surgical Implant Division customers. Finally, we have placed a strong emphasis on our research and development efforts for new products. Both our Surgical Implant Division and our Orthopedic Rehabilitation Division have developed numerous products and continue to emphasize new product introductions.

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three months ended		Nine months ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.0%	49.9%	48.4%	50.6%

Gross margin	52.0%	50.1%	51.6%	49.4%
Operating expenses:
Selling, general and administrative	40.3%	35.9%	38.1%	36.1%
Research and development	5.2%	5.7%	5.5%	5.2%

Income from operations	6.5%	8.5%	8.0%	8.1%
Interest income	0.5%	0.1%	0.4%	0.1%
Interest expense	(0.5%)	(4.5%)	(0.6%)	(6.4%)
Early extinguishment of debt	—	(28.1%)	—	(9.6%)
Other income (expense)	0.0%	(0.2%)	(0.0%)	0.1%

Income (loss) before income taxes	6.5%	(24.2%)	7.8%	(7.7%)
Provision for (benefit from) income taxes	2.3%	(6.9%)	2.9%	(2.1%)

Net income (loss)	4.2%	(17.3%)	4.9%	(5.6%)

Three Months Ended October 2, 2004, as Compared to the Three Months Ended September 27, 2003

Sales. Our sales were $30.6 million for the quarter ended October 2, 2004, representing an increase of $3.3 million or 12.0 percent over the quarter ended September 27, 2003. Our domestic sales increased 12.6 percent to $26.5 million in the third quarter of 2004 from $23.5 million in the third quarter of 2003. Our foreign sales increased $306,000, or 8.1 percent, to $4.1 million for the third quarter of 2004. New product sales (which are sales of products that have (i) been introduced within the last twelve months and (ii) represent either an entirely new product or a line extension of products that we have been selling) of $958,000 increased $513,000 over new product sales for the quarter ended September 27, 2003.

The following table sets forth the geographic mix of our sales for the third quarter of 2004 compared to the third quarter of 2003 (dollars in thousands).

	Domestic			International			Total
	October 2,	September 27,	%	October 2,	September 27,	%	October 2,	September 27,	%
	2004	2003	Growth	2004	2003	Growth	2004	2003	Growth
Surgical Implant Division	$9,376	$7,194	30.3%	$1,584	$1,687	(6.1%)	$10,960	$8,881	23.4%
Orthopedic Rehabilitation Division	17,100	16,312	4.8%	2,499	2,090	19.6%	19,599	18,402	6.5%

Total	$26,476	$23,506	12.6%	$4,083	$3,777	8.1%	$30,559	$27,283	12.0%

Our Surgical Implant Division reported sales of $11.0 million during the third quarter of 2004, which represents a 23.4 percent increase over the third quarter of 2003. Our domestic sales increased 30.3 percent to $9.4 million in the third quarter of 2004 compared to $7.2 million for the third quarter of 2003. International sales in our Surgical Implant Division declined $103,000 to $1.6 million for the third quarter of 2004 when compared to the comparable period of 2003.

Our Orthopedic Rehabilitation Division achieved sales of $19.6 million in the third quarter of 2004, representing a 6.5 percent increase over sales of $18.4 million for the third quarter of 2003. Domestic sales in this division increased 4.8 percent to $17.1 million in the third quarter of 2004 from $16.3 million in the third quarter of 2003. International sales grew 19.6 percent to $2.5 million in the third quarter of 2004 compared to $2.1 million in the third quarter of 2003. The strong increase in our international sales for the third quarter is attributable to an increase in the number of distributors carrying our orthopedic rehabilitation products as a result of our focus on expanding our international distribution channels for these product lines.

Gross Margin. Our gross margin increased by $2.2 million to $15.9 million as compared to $13.7 million for the third quarter of 2003. A change in the geographic sales mix in favor of higher margin domestic products as compared to international sales contributed to the improved gross margin in the Surgical Implant Division, which increased by $1.7 million, while gross margin in our Orthopedic Rehabilitation Division increased by $0.5 million. Consolidated gross margin as a percent of sales increased to 52.0 percent from 50.1 percent when compared to our third quarter of 2003. As a percent of sales, our Surgical Implant Division gross margin increased to 72.4 percent from 70.3 percent, and our Orthopedic Rehabilitation Division increased to 40.6 percent from 40.3 percent. The increased gross margin for both divisions results from each division’s continued efforts to increase sales mix in favor of higher margin products, increase the volume of sales and reduce manufacturing costs.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased $2.5 million or 25.6 percent compared to the third quarter of 2003. The $2.5 million increase was due in significant part to certain one-time expenses of approximately $1.1 million; $380,000 of which relates to the termination of our proposed acquisition of BioHorizons Implant Systems, Inc. (“BioHorizons”), the agreement for which was terminated by mutual consent in September 2004, and $750,000 relating to the settlement of patent litigation resulting in our entering into a product license agreement requiring, in part, the payment of certain past royalties involving a portion of our hip implant product line. We also incurred greater commission expenses resulting from higher sales in our Surgical Implant and Orthopedic Rehabilitation Divisions.

Research and Development Expenses. Our research and development expenses increased slightly from $1.5 million in the third quarter of 2003 to $1.6 million in the third quarter of 2004. This increase in third quarter spending relates to higher consulting expenses for new product design initiatives and quality system improvements in our Surgical Implant Division.

Income from Operations. Income from operations benefited from improving revenue and gross margin, but was impacted by the recognition of the BioHorizons expenses and the product license royalties and litigation settlement expenses discussed under selling, general and administrative expenses. As a result, our operating income decreased 13.5 percent to $2.0 million compared to $2.3 million in the third quarter of 2003.

Interest Expense. Our interest expense decreased $1.0 million to $171,000 for the three months ended October 2, 2004 from $1.2 million during the same period in the prior year. This is the result of the elimination of a significant portion of our long-term debt in September 2003. During the third quarter of 2003, we completed a public offering of our common stock raising gross proceeds of $42.6 million, and the net proceeds of $39.0 million from this offering were used to pay approximately $38.5 million of outstanding debt.

Early Extinguishment of Debt. We recorded certain expenses in the third quarter of 2003 related to the early repayment of our outstanding debt using proceeds from the secondary offering completed in August 2003. All but approximately $650,000 of the $7.7 million charge represented a non-cash expense for unamortized warrant and debt issue costs. Amortization of warrant and debt issue costs from the beginning of the quarter through the debt extinguishment date (which totaled $327,000) are included as part of interest expense.

Net Income. Our net income for the quarter ended October 2, 2004 was $1.3 million as compared to a net loss of $4.7 million during the third quarter of 2003. Higher sales, improved gross margins, the significant reduction of interest expense and the charge for the early extinguishment of debt in the prior year period which did not occur in the quarter ended October 2, 2004, are the primary contributors to the increase in net income.

Nine Months Ended October 2, 2004, as Compared to the Nine Months Ended September 27, 2003

Sales. Our sales were $90.9 million for the nine months ended October 2, 2004, representing an increase of $10.7 million or 13.4 percent over the nine months ended September 27, 2003. Our domestic sales increased 14.2 percent to $79.5 million in the first nine months of 2004 from $69.6 million in the first nine months of 2003. Our international sales increased 7.9 percent to $11.4 million for the first nine months of 2004 from $10.6 million for the same period in 2003. New product sales of $2.4 million increased $1.4 million over the nine months ended September 27, 2003.

The following table sets forth the geographic mix of our sales for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003:

	Domestic			International			Total
	October 2,	September 27,	%	October 2,	September 27,	%	October 2,	September 27,	%
	2004	2003	Growth	2004	2003	Growth	2004	2003	Growth
Surgical Implant Division	$28,373	$21,786	30.2%	$3,634	$4,449	(18.3)%	$32,007	$26,235	22.0%
Orthopedic Rehabilitation Division	51,103	47,805	6.9%	7,789	6,133	27.0%	58,892	53,938	9.2%

Total	$79,476	$69,591	14.2%	$11,423	$10,582	7.9%	$90,899	$80,173	13.4%

Our Surgical Implant Division sales increased 22.0 percent to $32.0 million for the nine months ended October 2, 2004, compared to $26.2 million for the nine months ended September 27, 2003. Domestic sales in this division increased 30.2 percent to $28.4 million from $21.8 million for the same period in 2003. Year to date domestic sales have improved due to our ongoing investments in building our sales force. International sales in our Surgical Implant Division declined $800,000 to $3.6 million for the first nine months of 2004 due to timing associated with ongoing orders from stocking distributors and the absence in 2004 of the establishment of new international stocking distributors which require an initial stocking order.

For the first nine months of 2004, Orthopedic Rehabilitation Division sales were $58.9 million compared to $53.9 million for the same period of 2003, representing a 9.2 percent increase. Domestic sales in the Orthopedic Rehabilitation Division of $51.1 million in the first nine months of 2004 increased 6.9 percent from $47.8 million in the first nine months of 2003. International sales in this division grew 27.0 percent to $7.8 million for the period compared to $6.1 million in the same period of 2003. Sales improvements in this division can be attributed to the expansion of our international distribution channels, new product introductions, and 2004 patient care product line sales initiatives. Specifically, our VitalStim™ product line and our new electrotherapy products are making an impact on both our domestic and international results.

Gross Margin. Our gross margin for the first nine months of 2004 increased by $7.3 million to $46.9 million as compared to $39.6 million for the first nine months of 2003, and consolidated gross margin as a percent of sales increased to 51.6 percent from 49.4 percent when compared to the same period in 2003. These increases were primarily due to favorable product mix resulting from increased sales in our Surgical Implant Division (which has the highest gross margins of our divisions), a greater percentage of sales of higher margin domestic products in our Surgical Implant Division, and continued efforts to improve manufacturing costs. During the first nine months of 2004, the gross margin of our Surgical Implant Division increased by $4.6 million, and the gross margin of our Orthopedic Rehabilitation Division increased by $2.7 million, compared to the first nine months of 2003. As a percent of sales, our Surgical Implant Division gross margin increased to 71.7 percent from 70.0 percent and our Orthopedic Rehabilitation Division gross margin increased to 40.7 percent from 39.4 percent. The increased gross margin for both of our divisions resulted from each division’s continued efforts to increase sales mix in favor of higher margin products, increase the volume of sales and reduce manufacturing costs.

Selling, General and Administrative Expenses. Our selling, general, and administrative expenses increased $5.7 million or 19.6 percent to $34.6 million during the first nine months of 2004 from $29.0 million during the first nine months of 2003. Increased commission expenses resulting from higher sales in our Surgical Implant and Orthopedic Rehabilitation Divisions and increased spending for VitalStim™ marketing efforts account for most of this increase during the first nine months of 2004. However, we also incurred greater professional fees associated with our compliance with the provisions of the Sarbanes-Oxley Act and approximately $1.1 million for expenses recognized in the third quarter of 2004, which included (1) $380,000 associated with the termination of our proposed acquisition of BioHorizons and (2) $750,000 of past royalty and litigation settlement expenses relating to intellectual property used in a portion of our hip implant product line.

Research and Development Expenses. Our research and development expenses during the first nine months of 2004 increased $0.8 million or 20.1 percent from the first nine months of 2003. Our Surgical Implant Division is spending more on activities for new product design initiatives and quality system improvements. In addition, our Orthopedic Rehabilitation Division increased spending to develop and introduce to the market a new, improved electrotherapy product line.

Income from Operations. Our operating income increased 12.0 percent to $7.3 million during the first nine months of 2004 compared to $6.5 million in the first nine months of 2003. Our higher sales and improved margin percentages are primarily responsible for this increase.

Interest Expense. Our interest expense decreased $4.6 million to $536,000 for the nine months ended October 2, 2004 from $5.1 million during the comparable period in the prior year due to the elimination of a significant portion of our long-term debt in the third quarter of the prior year using $39.0 million of net proceeds from our public offering of common stock which we closed in our third quarter 2003.

Early Extinguishment of Debt. We recorded expenses in the third quarter of 2003 related to the early repayment of our outstanding debt using proceeds from the public offering we completed in August 2003. All but approximately $650,000 of the $7.7 million charge represented a non-cash expense for unamortized warrant and debt issue costs. Amortization of warrant and debt issue costs from the beginning of the year through the debt extinguishment date (which totaled $1.3 million) are included as part of interest expense.

Net Income. Our net income for the nine months ended October 2, 2004 was $4.5 million as compared to a net loss of $4.5 million during the first nine months of 2003. Improved operating income, the reduction of interest expense and the charge for the early extinguishment of debt in the prior year period which did not occur in the quarter ended October 2, 2004, are the primary contributors to the increase in net income.

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

Any modifications to our estimates of our reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management. Our inventory reserve balances are reflected as a reduction of inventory on our consolidated balance sheet. Should actual future results of slow moving or excess inventory, product obsolescence or declining valuation vary significantly from these estimates, our operating results could be affected.

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

Revenue Recognition

Our Surgical Implant Division products are sold through a network of independent sales representatives in the United States and by distributors outside the United States. We record revenues from Surgical Implant Division sales made by sales representatives, who are paid commissions upon the ultimate sale of the products, at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. We record revenues from Surgical Implant Division sales to our customers outside the United States at the time the product is shipped to the distributor. Our distributors, who sell the products to their customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay us within specified terms regardless of when they sell the products. In addition, we offer no price protection to distributors.

We sell our Orthopedic Rehabilitation Division products primarily to dealers and distributors who take title to the products, assume credit and product obsolescence risks, and must pay within specified periods regardless of when they sell the products. We offer no price protection except to distributors of our soft goods product lines who participate in our rebate program. We record Orthopedic Rehabilitation Division sales when the products are shipped to the dealers and allow product returns only with our prior approval. We maintain a reserve for estimated product returns and rebate claims based on actual historical experience. The reserves for estimated product returns and rebate claims are a reduction of the sales we record for each reporting period on our consolidated statement of operations, and total accounts receivable are reflected net of these reserves on our consolidated balance sheet. We must exercise significant management judgment in making the estimates we use to establish the reserves for sales returns, rebates and other allowances in any accounting period. During 2003 and the first nine months of 2004, our average monthly rebates requested amounted to approximately $550,000. Should actual future requests vary significantly from these historical averages, our operating results for this division in particular, and for us as a whole, could be affected.

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

Our current deferred tax asset balance is $3.1 million at October 2, 2004 and primarily relates to inventory and other reserves, accrued compensation and a charitable contribution carryforward. Our current projections indicate we will utilize these deferred tax items in the next few years.

Although we have no valuation allowance at October 2, 2004, should a valuation allowance be required in the future, we would reflect this allowance net of any related current deferred tax asset balance on our consolidated balance sheet and any increase in this allowance as an increase of income tax expense for each reporting period on our consolidated statement of operations. Should actual projections of our future taxable income and the periods and manner in which our deferred tax assets become available vary significantly from our estimates, our net income could be affected.

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

Any impairment or reduction in the useful life of an intangible asset would require a reduction in the value of intangible assets on our consolidated balance sheet and a charge to operating income on our consolidated statement of operations. The nature of the charge to operating income would be determined based upon the nature of the intangible asset requiring the adjustment. Should the actual useful life and value of intangible assets and goodwill vary significantly from our estimates, our operating results could be affected.

At October 2, 2004, we had $18.1 million in goodwill of which $14.7 million relates to our Orthopedic Rehabilitation Division and $3.4 million relates to our Surgical Implant Division. In addition, our intangible asset balance of $14.2 million at October 2, 2004 can be allocated between our two divisions based on revenues related to the intangible assets as follows:

Surgical Implant Division	$0.7
Orthopedic Rehabilitation Division	$13.5

Total	$14.2

Liquidity and Capital Resources

During the nine months ended October 2, 2004, our operating activities provided $366,000 of cash and cash equivalents as compared to the nine months ended September 27, 2003 when our operating activities provided cash of $7.0 million, resulting in a net decrease of $6.6 million. This decrease in operating cash flow is primarily related to additions to our inventory levels in the first nine months of 2004 to accommodate the increase in sales, an increase in the number of our new agent relationships in the Surgical Implant Division and the introduction of new electrotherapy products in the Orthopedic Rehabilitation Division. During the first nine months of 2004, our inventory levels increased $7.5 million, compared to an increase in our inventory of $2.4 million during the first nine months of 2003, resulting in a reduction in comparable cash flow of $5.1 million. Beyond inventory, there were several offsetting fluctuations in cash relating to our operating activities. Our net income adjusted for non-cash items provided $14.6 million in operating cash flow during the first nine months of 2004, an increase of $95,000 over the cash flow generated from operating activities during the first nine months of 2003. This increase resulted from our overall improvement in sales and gross margins and the reduction of interest expense. Our accounts receivable used cash in the first nine months of 2004 as the balance increased $7.2 million due to increasing sales levels compared to the first nine months of 2003, when accounts receivable used cash of $6.4 million, resulting in a decline in operating cash flow of $818,000 from the prior year. Finally, our outstanding balances of accounts payable and accrued liabilities increased $1.2 million, mostly in trade payables relating to inventory purchases, resulting in an increase in cash flow of $107,000 compared to the first nine months of 2003 when increases in payables and accrued liabilities provided cash of $1.1 million.

Investing activities provided $6.1 million of cash and cash equivalents for the nine months ended October 2, 2004 compared to a use of $1.6 million of cash for the nine months ended September 27, 2003. This increase is primarily due to a net decrease of $10.2 million of investments resulting from the movement of funds from matured securities with original maturities greater than three months to cash or securities with original maturities less than three months. We invest our excess cash in U.S. treasury securities with varying maturities. Securities with original maturities less than three months are classified as cash and cash equivalents and securities with original maturities greater than three months are classified as investments. This increase in cash flow from investing activities was offset by a use of $3.6 million in cash for capital expenditures during the nine months ended October 2, 2004, compared to $1.6 million in the first nine months of 2003. A significant portion of our capital expenditures related to instrument sets required by our Surgical Implant Division to service the additional sales and the growth in the domestic sales force. Part of the increase in our capital expenditures in the first nine months of 2004 resulted from an $768,000 increase over our purchase levels for the first three quarters of 2003 to build this instrument base necessary to support a growing domestic surgical implant sales force. We also used $459,000 of cash during the first quarter of 2004 to purchase a license to manufacture and sell products utilizing a patented implant design and mechanism.

Cash used by financing activities in the first nine months of 2004 decreased by $2.4 million to $13,000 compared to the first nine months of 2003, when cash used by financing activities was $2.4 million. This improvement is primarily the result of the repayment of most of our outstanding debt with public offering proceeds during the third quarter of 2003. As a result, our long-term debt payments in the first nine months of 2004 declined $41.1 million compared to the first nine months of 2003. In addition, we received $288,000 in additional proceeds from short-swing profits during the nine months ended October 2, 2004 related to the completion of our public offering of

6,000,000 shares of our common stock in December 2003. Further discussion of our debt and equity activities in the third and fourth quarter of 2003 is provided below.

Since our inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. On October 4, 2004, we entered into a new senior credit facility with Bank of America, N.A., as administrative agent, and a syndicate of banks, financial institutions and other institutional lenders, that provides for aggregate borrowings of up to $180 million, comprised of a five-year $30 million revolving credit facility, and a six-year $150 million term loan facility (the “Credit Facility”). Proceeds from the term loan facility were used to finance the cash portion of our purchase of Empi on October 4, 2004. See “Recent Developments.” The revolving credit facility is available to be used for general corporate purposes, subject to certain limitations. As of October 4, 2004, we had not borrowed any of this available amount. We executed various security documents, and we pledged all of our domestic assets to the lenders to secure the financing under the Credit Facility. The interest rate under the Credit Facility is dependent on, among other things, our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. Based on that ratio as of October 4, 2004, our interest rate is equal to Bank of America’s base rate plus 0.5%, or the London Interbank Offered Rate (“LIBOR”) plus 3.00%. Beginning March 30, 2005, the term loan facility is subject to amortization in quarterly installments of principal of (a) $1,875,000, for each of the first 12 quarterly periods, (b) $3,750,000, for each of the next eight quarterly periods and (c) $24,375,000, for each of the last four quarterly periods, with the last payment due in October 2010.

Additionally, on October 4, 2004, we sold $165 million in aggregate principal amount of 9¾% senior subordinated notes due 2012 (the “Notes”) to institutional investors at a purchase price of 99.314% of the principal amount of the Notes. Interest on the Notes accrues at the rate of 9¾% per annum and is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2005. The lender’s rights under the Notes are junior and subordinate to the rights of the various lenders and the security interests created by the security documents executed pursuant to the Credit Facility.

These debt arrangements contain operating and financial agreements and restrictions which may restrict our business and financing activities. These debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations. The debt agreements also require us to meet certain financial tests. As of the date of this report, we are in compliance with all debt covenants and warranties.

On August 11, 2003, we sold 10,637,500 shares of our common stock for $4.00 per share in a public offering. This offering generated total gross proceeds of approximately $42.6 million, and we used the net proceeds of approximately $39.0 million to repay all of our outstanding indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC and our outstanding indebtedness under our previous Bank of America credit facility.

On December 17, 2003, we sold 6,000,000 shares of our common stock for $6.25 per share in a public offering. This offering generated total gross proceeds of approximately $37.5 million, and we have used the net proceeds of approximately $34.7 million as a portion of the consideration for the recent Empi acquisition.

While we currently believe that we will be able to meet all of our financial covenants imposed by our new credit agreements during 2004, there is no assurance that we will in fact be able to do so or that we will be able to obtain a waiver of default or amendments to our credit agreements in the future. In addition, we believe that our existing cash, including the amounts we expect to generate from operations and amounts available through our existing debt agreements, will be sufficient to meet our needs for the next twelve months.

In addition to the current restrictions and requirements contained in our current loan and credit agreements, the maximum amounts allowable to borrow under our current credit facilities could limit our flexibility in obtaining additional financing and in pursuing other business opportunities. This potential high degree of leverage could have negative consequences for us, including the following: (i) our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or financing may not be available to us on favorable terms; (ii) we would need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future; (iii) payments on our indebtedness would reduce the funds that would otherwise be available for operations and future business opportunities; (iv) a substantial decrease in net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations; (v) our debt level could make us more vulnerable than our competitors to a downturn in either our business or the economy generally; and (vi) because some of our debt has a variable rate of interest, it would expose us to the risk of increased interest rates.

Related Party Transactions

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

On October 4, 2004, we paid Galen Advisors LLC a consulting fee of $1 million as a consulting fee in connection with our acquisition of Empi. This payment resulted from a consulting agreement with Galen Advisors we entered into in November 2003. Under the terms of this agreement, Galen Advisors assisted us in identifying, negotiating, and consummating strategic acquisitions. We agreed to pay a one-time fee of $1 million for these services immediately following the closing, if any, of one or more merger or acquisition transactions with a purchase price equal to or in excess of $25.0 million in the aggregate. This consulting agreement terminated upon the payment of this fee.

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

Recent Developments

On September 3, 2004, we announced that we had terminated our May 18, 2004 agreement to acquire BioHorizons Implant Systems, Inc.

On October 4, 2004, we completed the acquisition of Empi pursuant to the Agreement and Plan of Merger dated August 8, 2004 among Encore, a wholly owned merger subsidiary, Empi, certain of Empi’s principal shareholders and a representative for Empi equity holders. Empi is the surviving corporation following the merger and is a wholly owned subsidiary of Encore Medical IHC, Inc., itself a wholly owned subsidiary of Encore. The consideration paid by us consisted of approximately $172.7 million payable to the Empi common stockholders and option holders in cash, along with eight million shares of our common stock, plus the repayment of approximately $155 million of outstanding Empi debt, for a total purchase price of approximately $362.7 million. The cash portion of the acquisition consideration is subject to adjustment based upon an audited balance sheet as of the closing date. The parties have escrowed $5 million of the cash portion of the acquisition consideration to fund any downward post-closing adjustments. The eight million shares of Encore common stock representing the stock portion of the consideration paid to Empi’s stockholders are being held in escrow for one year after closing to secure indemnification claims that may be asserted by us.

We financed the cash portion of the purchase price (i) through $150 million of term loan borrowings under a new senior secured credit facility, (ii) from the proceeds of $165 million of 9¾% senior subordinated notes due 2012 issued by our subsidiary Encore Medical IHC, Inc., and (iii) from available cash.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. Primary exposure includes changing interest rates. Beginning October 4, 2004, we are exposed to interest rate risk in connection with our Credit Facility, which bears interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. Our outstanding balance under this agreement was $150 million as of October 4, 2004.

We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. All of the Credit Facility is variable rate debt. All of our other debt is fixed rate debt. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. To date, we have not entered into derivative financial instruments.

Historically all of our sales have been denominated in U.S. dollars, and therefore we have not been subject to foreign currency exchange risks. However, over the past year we have begun to directly distribute our Orthopedic Rehabilitation Division products in selected foreign markets, and some of the sales of our products in European markets are denominated in Euros, which would cause currency fluctuations to more directly impact our operating results. During the nine months ended October 2, 2004, our average monthly Euro sales approximated $200,000.

We are subject to risk associated with international currency exchange rates on purchases of inventory from a small number of suppliers. To date, we have not invested in international currency derivatives. Transaction gains or losses were not material in any of the periods presented and we do not believe we are currently exposed to any material risk of loss on this basis.

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

We are continuing the evaluation of our internal controls versus the standards adopted by the Public Company Accounting Oversight Board (PCAOB). In the course of our ongoing evaluation, we have identified certain areas where improvements appear to be necessary. We are addressing these areas and will consider them when assessing the effectiveness of our internal control over financial reporting at year-end. These matters have been discussed with the Audit Committee, and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

Exhibit 4.1 – Credit Agreement among Encore Medical IHC, Inc., Encore Medical Corporation, Bank of America, N.A., Banc of America Securities LLC, and a syndicate of banks, financial institutions and other institutional lenders party thereto, dated as of October 4, 2004

Exhibit 10.1 – Employment Agreement between Encore and William W. Burke dated August 30, 2004

Exhibit 10.2 – 1996 Incentive Stock Option Plan, as amended

Exhibit 10.3 – Form of Stock Option Agreement –1996 Incentive Stock Option Plan Agreement

Exhibit 10.4 – Form of Stock Option Agreement – 1997 Surgeon Advisory Panel Stock Option Plan Agreement

Exhibit 10.5 – Form of Stock Option Agreement – 1997 Distributor Advisory Panel Stock Option Plan Agreement

Exhibit 10.6 – Form of Stock Option Agreement – 2000 Non-Employee Director Stock Option Plan Agreement

Exhibit 31.1 – Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

Exhibit 31.2 – Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

Exhibit 32.1 – Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

Exhibit 32.2 – Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004	By:	/s/ Kenneth W. Davidson

Kenneth W. Davidson, Chairman of the Board, Chief Executive Officer and President

Date: November 12, 2004	By:	/s/ William W. Burke

William W. Burke, Executive Vice President — Chief Financial Officer