Form 10-K
period 2004-12-31
ENCORE MEDICAL CORP
filed 2005-03-16
CIK 944763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq

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
     Yes ☑ No ☐

     The aggregate market value of common stock held by non-affiliates of Encore Medical Corporation as of July 3, 2004, the end of the registrant’s second fiscal quarter, was $ 198,926,559 based on a per share price of $ 6.27. As of March 1, 2005, the registrant had 52,214,205 shares of its common stock outstanding.

ENCORE MEDICAL CORPORATION
Annual Report on Form 10-K
For the year ended December 31, 2004

Page
PART I.

Item 1. Business	4
Item 2. Properties	33
Item 3. Legal Proceedings	34
Item 4. Submission of Matters to a Vote of Security Holders	34

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6. Selected Financial Data	36
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	49
Item 8. Financial Statements and Supplementary Data	49
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
Item 9A. Controls and Procedures	83
Item 9B. Other Information	83

PART III.

Item 10. Directors and Executive Officers of the Registrant	84
Item 11. Executive Compensation	84
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
Item 13. Certain Relationships and Related Transactions	85
Item 14. Principal Accountant Fees and Services	85

PART IV.

Item 15. Exhibits, Financial Statement Schedules	86
Signatures	88
Indemnification Escrow Agreement
1997 Surgeon Advisory Panel Stock Option Plan
2000 Non-Employee Director Stock Option Plan
Form of Stock Option Agreement
Amendment to Employment Agreement-Paul Chapman
Amendment to Employment Agreement-Harry L. Zimmerman
Amendment to Employment Agreement-Jack Cahill
Amendment to Employment Agreement-Scott Klosterman
Computation of Ratio of Earnings to Fixed Charges
Schedule of Subsidiaries
Consent of KPMG LLP
Certification of CEO Pursuant to Section 302
Certification by CFO Pursuant to Section 302
Certification by CEO Pursuant to Section 906
Certification by CFO Pursuant to Section 906

NOTE ON INCORPORATION BY REFERENCE

     Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this annual report of Form 10-K, pursuant to Regulation 14A.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K of Encore Medical Corporation for the year ended December 31, 2004 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described on the following pages and elsewhere in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

     The following, which are used in this annual report, are either (i) our registered trademarks or trademarks for which we have pending applications or common law rights to, or (ii) registered trademarks or pending trademarks for which we have licenses to use:

3D Matrix®, 300PV TM , 911 First Response®, ActionPatch ® , Adapta®, Advance Dynamic ROM ® , Artromot ® , Auto-Flex®, Auto-Trac™, B.A.T.H.™, Cellex™, Chattanooga™, Chattanooga and Graphic™ (Columbian app), Chattanooga Europe™, Chieftain®, Clear Cut™, ColPaC®, Cover-Sling®, CPS™, Cyclone™, Cyclone (and design) ™, Cyclone ACP™, DTS™, Dupel ® , Dupel B.L.U.E. ® , Dura-Stick®, Dura-Stim™, EMG Retrainer®, E Encore (and design) ™, E2 Fix®, Empi ® , Empi Europe TM , Encore®, Encore Orthopedics (and design)®, EPIK®, Epix XL ® , Epix VT ® , ErgoBasic™, ErgoStyle™, ErgoWave®, ES 2000™, Ever Green Because It’s Our World Too®, Excelerator™, FlexiPAC®, Fluido™, Fluidotherapy®, Focus ® , Foundation®, HotPac™, Hydrocollator®, Hydrocollator (and design)®, Hydrocollator Colpac®,Industry’s Choice®, Intelect®, Intelect Legend™, Intellect Transport™, Isobar™, Kallassy Ankle Support®, Keramos™, Keramos (and design) ™, Keystone®, Linear®, Maximum Poly®, Mobile Bearing Knee System™, Myossage®, Navigator®, Nylatex®, OptiFlex®, OptiFlex S™, Opti-Ice™, Ormed ® , Osteomill®, Para-Care®, PASS™, Power Flex®, PowerPlay™, PresSsion®, Pre-Vent™, RAM™, Quick-fit™, Rebound®, Rehab Med+Equip TM , Revelation®, Reverse Shoulder Prosthesis®, Reverse (stylized)™, RSP®, Secure-All®, Sensaflex™, Spinalator®, Sports Supports®, Sports Supports (and design) ®, Stabilizer™, Stamina®, Stealth®, Steam Pack®, TheraTherm®, 3DKnee™, Triax®, Triton®, True/Fix®, True/Flex®, Tru/Lok™, Tru-Trac®, Turtle Neck®, TX®, Vectra®, Vectra Genisys™, Vitality®, VitalStim™, Warm’n Form®, Wellness by Design®, and WRIGHTLOCK®.

PART I.

Item 1. Business

Overview

     Encore Medical Corporation, a Delaware corporation, and our wholly owned subsidiaries (collectively referred to as “us,” “we,” “our,” “our company,” “the Company,” or “Encore”), is a diversified orthopedic device company with leading positions in many of the markets in which we compete. We develop, manufacture and distribute a comprehensive range of high quality orthopedic devices, including surgical implants, sports medicine equipment and products for orthopedic rehabilitation, pain management and physical therapy. We believe that with our acquisition of Empi, Inc. (“Empi”) in October 2004, we created the first orthopedic products company that provides a comprehensive continuum of products for the needs of orthopedic surgical and rehabilitation patients.

     Our products are used by orthopedic surgeons, physicians, physical and occupational therapists and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, and sports-related injuries, and our non-invasive medical devices and related accessories are primarily used by patients for at-home physical therapy. We categorize our products into the following product lines:

•	Surgical Implant Products. Our surgical implant products, which are provided by our Surgical Implant Division, including reconstructive joint products, such as knee, hip, shoulder and spinal implants are used across the major segments of the orthopedic surgical market.

•	Orthopedic Rehabilitative Products. Our orthopedic rehabilitative products, which are provided by our Orthopedic Rehabilitation Division, include electrotherapy devices and accessories used to treat pain and restore and maintain muscle function, iontophoretic devices and accessories used to treat pain, restore muscle function and deliver medication, clinical therapy tables and traction equipment, orthotics devices used to treat joint and spine conditions, and soft goods products used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone and to protect against injury.

     Throughout our history, we have emphasized research and development activities designed to expand the product lines we offer. Since our inception, we have developed and obtained regulatory approval for over 100 products and product improvements. We continue to develop new products to enhance our organic growth. For example, we commercially introduced several new products in 2004, including our Keramos ceramic-on-ceramic acetabular hip implant, our Vectra Genesis electrotherapy product line, and our new orthopedic therapy laser devices, which we will market as part of our clinical electrotherapy and therapeutic ultrasound product lines. In addition, we are currently engaged in ongoing clinical trials involving our Mobile Bearing Knee system and Reverse Shoulder Prosthesis.

     We have used strategic business acquisitions to broaden our product offering and to increase our customer base. Since July 2001, we have completed several significant acquisitions that have allowed us to expand our business, access a wider range of distribution partners and sell our existing products to an expanded customer base. With the completion of these acquisitions, we believe we provide a comprehensive range of orthopedic devices, rehabilitation equipment and related products to orthopedic specialists operating in a variety of treatment settings.

     Most recently, on October 4, 2004, we acquired Empi, a manufacturer, marketer and distributor of pain management, orthopedic rehabilitation, and physical therapy products, for a total purchase price of approximately $369.8 million. The Empi acquisition expanded our product line and geographic presence to include European operations. We believe that our acquisition of Empi creates the first orthopedic company that can provide a comprehensive continuum of care for surgical and rehabilitation patients.

Industry Background

Our Market Opportunity

     Sales of orthopedic implants and devices in the United States were estimated to be approximately $8.7 billion in 2003 and are expected to grow to $17.9 billion by 2009, which represents a compounded annual growth rate of 12.5%, according to a 2004 survey conducted by Business Communications Co., Inc. We participate in the knee, hip and spinal implant, sports medicine and rehabilitation products segments of the overall orthopedic products market. Several factors are driving growth in the orthopedic products industry, including, but not limited to:

•	Favorable demographics. An aging population is driving growth in the orthopedic products market. For example, a majority of reconstructive implants are performed on patients who are aged 65 and over. As a result of the aging of the baby boomer generation, the percentage of the U.S. population aged 65 and over is expected to grow from 12.4% in 2000 to 13.0% in 2010 and 16.3% by 2020, representing an increase of 5.2 and 14.4 million people, respectively, during these periods according to a 2004 U.S. Census Bureau projection. In addition, according to the National Center for Health Statistics of the Center for Disease Control, the average life expectancy in the United States increased from 75.8 years in 1992 to 77.3 years in 2002. As people continue to live longer lives, we believe the number of injuries requiring reconstructive implants and orthopedic rehabilitation will continue to increase.

•	Growing emphasis on physical fitness and leisure sports has led to an increase in injuries. A 2000 U.S. Consumer Product Safety Commission survey determined that from 1991 to 1998 there was a 33% increase in the number of sports-related injuries among people aged 35 to 54. We believe as people lead more active lives, the number of sports-related injuries will continue to increase, leading to a continued rise in the use of physical therapy as a treatment.

•	Improving technologies for surgical implant products. Advances in technologies and procedures have expanded the scope and applications of products competing in the orthopedic products market. For example, joint reconstruction historically has been reserved for older patients who tend to be less active and who typically place less stress on their implants. However, with new technologies that prolong the expected life of orthopedic implants and conserve patients’ existing bone, surgeons are increasingly able to perform joint reconstruction on younger and more active patients. We believe our new ceramic-on-ceramic acetabular hip implant, that we introduced in 2004, is an example of a product that will expand the market for surgical implant products to younger and more active patients. In addition to increasing unit volume, products developed from new technologies typically command a higher price compared to traditional implants.

•	Increased surgical implant replacement procedure volume. According to data compiled by Millennium Research Group of Toronto, Ontario, the U.S. hip and knee implant market grew approximately 14.5% from 2002 to 2003 to $3.4 billion. The U.S. market for spinal implants and devices in spinal surgery grew approximately 18.7% between 2003 and 2004 to over $3.3 billion. Additionally, we believe that implant replacement or revision procedures represent a growing proportion of total reconstructive procedures and typically command higher prices than other reconstructive procedures. With the average lifespan of many reconstructive joint implants estimated at 15 to 20 years, many of the implants administered in the late 1980s will be due for replacement in the near future.

•	Increased orthopedic surgical volume results in increased need for rehabilitation. The combination of factors such as an aging population, increased sports-related injuries and improvements in orthopedic surgical technologies has led to increases in the number of orthopedic surgeries performed. An increase in orthopedic surgical volume is expected to result in an increased need for rehabilitative therapy and orthopedic rehabilitation products to recover from such surgeries.

•	Shift toward at-home physical therapy. We believe the physical rehabilitation market is shifting toward home treatment alternatives. This shift has been driven by several factors, including payor cost containment efforts that seek to reduce clinic visits and to accommodate patients’ preference for therapies that can be conveniently administered at home. We believe that because many of our orthopedic rehabilitative products are designed for at-home use with an emphasis on quality, cost- effectiveness and convenience, we will be able to capitalize on this shift toward at-home physical therapy. We believe that currently only a small portion of physical therapy products are designed for at-home use and that there remains significant growth potential for the at-home physical therapy market.

•	Increasing awareness and use of non-invasive devices for treatment and rehabilitation. We believe the growing awareness and clinical acceptance by healthcare professionals and patients of the benefits of non-invasive treatment and rehabilitation products will continue to drive demand for these products. We believe that growth in sales of iontophoretic devices and electrotherapy solutions, for example, will be driven by increased awareness of the benefits of non-invasive drug delivery products over invasive delivery systems for certain joint inflammation, anesthesia delivery applications and other pain control solutions.

•	Cost containment initiatives by third-party payors. With the cost of healthcare rising in the United States and internationally, third-party payors are challenged to seek more cost-effective therapies without reducing the quality of care. We believe that some of our orthopedic rehabilitation products offer lower-cost alternatives to surgery and traditional forms of physical therapy and pain management.

Our Competitive Strengths

          We believe we have a number of competitive strengths that will enable us to further enhance our position in the orthopedic products market.

•	Leading market positions. We have a leadership position in many of the markets in which we compete and we believe that our products have recognized brand names with a reputation for quality, durability and reliability among healthcare professionals. Both Empi and Chattanooga Group, Inc., the company we acquired in 2002, each of which now comprise part of our Orthopedic Rehabilitation Division, have been marketing physical therapy products for over 25 years. We believe that we have a leading market share in the clinical electrotherapy, transcutaneous electrical nerve stimulation (TENS), iontophoresis, neuromuscular electrical stimulation (NMES), and orthotics markets in the United States and the continuous passive motion (CPM) device markets in the United States and Germany.

•	Comprehensive range of surgical implant and orthopedic rehabilitation products. We offer a comprehensive range of surgical implant products, orthopedic devices, sports medicine equipment and other related products to orthopedic specialists servicing a variety of treatment settings. The breadth of our product line enables us to provide orthopedic surgeons, physical and occupational therapists, other orthopedic healthcare professionals and their patients a wide range of products to address their requirements and preferences. For example, we received Food and Drug Administration (FDA) clearance for our Keramos ceramic-on-ceramic acetabular hip implant in December 2003 and commercially introduced this product in 2004. Ceramic-on-ceramic is a new technology focused on addressing implant wear, an area of concern in the orthopedic products industry. We now offer metal-on-metal, metal combined with polyethylene and ceramic-on-ceramic acetabular hip implants, which we believe provides implant surgeons with a broad range of product choices.

•	New product development capabilities. We have an experienced research and development team with proven expertise in the design and development of new products as well as in the enhancement of existing products with the latest technology and updated designs. We seek to develop new technologies to improve durability, performance and usability of existing products. For example, a clinical study is underway on our Reverse Shoulder Prosthesis, which is designed to overcome a barrier to shoulder replacement surgery for patients with severe rotator cuff conditions. In addition to our own research and development, we acquire, license and commercialize technologies and new product ideas from orthopedic surgeons and other orthopedic specialists. Products that we have introduced in the past two years include VitalStim (the first electrotherapy product to treat dysphagia), Action Patch (an iontophoresis product, a needle-free drug delivery system), Basix3 (a TENS electrotherapy product), Infinity (a NMES electrotherapy product), Infinity Plus (a TENS/NMES product), 3DKnee (a surgical implant product), and Keramos (a ceramic-on-ceramic acetabular hip implant).

•	Extensive and diverse distribution network. We use multiple distribution channels to bring our products to market. For our surgical implant products, we have an independent sales representative network. For our orthopedic rehabilitation products, because of the diverse nature of our customers, we use dealers, a direct sales force, and national supply chains. As a result of the Empi acquisition, we believe that our distribution network is one of the largest in the orthopedic rehabilitation products market and provides us with a significant competitive advantage with respect to sales of our existing products and the introduction of our new orthopedic rehabilitation products.

•	Proprietary third-party billing system. Empi has developed a third-party billing system that manages over 40,000 payor profiles including 600 national payors, which allows access to over 110 million patient lives. This billing system reduces payment cycles, improves relationships with payors, such as insurance companies and managed care organizations, and tracks patients to improve quality of care and create subsequent selling opportunities. We anticipate adding selected products from our other orthopedic rehabilitation product lines to this system and offering these products along with our at-home physical therapy products.

•	Strong relationships with managed care organizations and national rehabilitation providers. Our market positions in our core orthopedic rehabilitation product lines and the breadth of our orthopedic rehabilitation product offerings have enabled us to secure important preferred provider and managed care contracts. We currently have contracts with over 600 managed care providers, including over 40 preferred provider arrangements with regional and national operators of physical therapy clinics.

•	Experienced management team. Our senior management team has extensive experience in the medical device industry, with previous employers including Maxxim Medical, Stryker Corporation, Johnson & Johnson

Corporation, Centerpulse Ltd., and Cholestech Corporation. Members of our senior management team have significant previous experience in identifying, completing and integrating acquired companies and business lines.

Our Strategy

          Our objective is to strengthen our position as a provider of a comprehensive range of orthopedic devices, sports medicine equipment and related products to orthopedic surgeons, physical therapists, athletic trainers and other orthopedic specialists operating in a variety of treatment settings and for the at-home physical therapy market. To achieve this objective, we intend to:

•	Expand our distribution channels. We intend to continue to recruit actively new sales representatives who have established relationships with orthopedic surgeons to increase market penetration and geographic coverage in the surgical implant and orthopedic rehabilitation product markets. We utilize domestic independent sales representatives for our surgical implant products. A network of over 6,000 dealers support our clinical orthopedic rehabilitation products. A direct sales force of 120 field representatives in the United States and 25 international sales representatives support our home therapy orthopedic rehabilitation products. An internal sales force of 100 domestic representatives and 30 international representatives work with patients to handle insurance and third-party reimbursement. The combination of a direct sales force, independent sales representatives, and dealers will allow us to deepen our penetration into our existing markets as well as to expand our domestic and international geographic reach.

•	Develop and launch new products. We plan to continue to develop and launch new products through both internal development and acquisitions. In our Surgical Implant Division, we intend to continue to emphasize our reconstructive joint and spinal products and technology to continue to meet the needs of orthopedic surgeons and to cover additional types of surgical procedures. In our Orthopedic Rehabilitation Division, we intend to maintain our leadership position through continued innovation and development of our electrotherapy, patient care and other product offerings.

•	Expand our international presence. Historically we have sold our products outside of the United States through distributors principally in Europe and Japan. As a result of the Empi acquisition, we gained the European manufacturing base, additional distribution capabilities and billing systems of Empi’s wholly owned German subsidiary, Ormed GmbH & Co. Kg, (“Ormed”). In addition, Ormed already has relationships with a significant number of orthopedic surgeons who are potential customers for our surgical implant products.

•	Capitalize on potential synergies and cost savings opportunities. We have identified a number of areas for potential synergies and cost savings that may result from the Empi acquisition. We believe we will be able realize operating efficiencies in several areas such as manufacturing and related processes, research and development in overlapping product categories and quality control processes.

•	Improve financial strength. While we incurred significant debt in connection with the Empi acquisition, we plan to use free cash flow that we expect to generate and, subject to market conditions, pricing and availability, the proceeds from possible sales of equity to reduce leverage and strengthen our balance sheet.

•	Pursue strategic acquisitions. We will continue to pursue selective acquisitions of complementary businesses, technologies or product lines in the orthopedic products market that enhance, or are complementary with or related to, our product mix, sales and distribution, or manufacturing capabilities. However, we do not have any acquisition commitments or agreements at this time. We expect the sources of funds for future acquisitions may include cash generated from operations and from the issuance of debt or equity.

Our Products

          We develop, manufacture, market and distribute surgical implant and orthopedic rehabilitation devices and related products for the orthopedic products market. Our products are used primarily by orthopedic surgeons, physical and occupational therapists and other healthcare professionals who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, and sports-related injuries. Our non-invasive medical devices and related accessories are primarily used by patients for at-home therapy. We categorize our products into two product segments: surgical implant products and orthopedic rehabilitation products.

Surgical Implant Division

          We currently develop, manufacture and market a wide variety of orthopedic reconstructive joint products, spinal implant products and instruments used by surgeons to perform orthopedic surgery.

          Reconstructive Joint Products. We offer reconstructive joint products in three general areas: knees, hips and shoulders. In 2004, knee products accounted for 43%, hip products accounted for 34%, and shoulder products accounted for 10% of our Surgical Implant Division sales. The following table summarizes our current Surgical Implant Division reconstructive joint products which, except as indicated, have FDA approval and which we are currently marketing:

Product Segment	Description	Brand Name
Knees	Primary total joint replacement	Foundation Primary Knee System Foundation PS Primary Knee System 3DKnee System Mobile Bearing Knee*
	Revision total joint replacement Unicondylar joint replacement	Foundation Revision Knee System EPIK Unicondylar Knee

Hips	Primary replacement stem	Foundation Hip Stem Linear Hip Stem Revelation Hip Stem Cemented Calcar Hip Stem
	Acetabular cup system	FMP Acetabular System Metal-on-Metal Acetabular Cup Keramos Ceramic-on-Ceramic Acetabular Cup
	Revision joint replacement	Keystone Hip System

Shoulders	Primary total joint replacement	Foundation Shoulder System Reverse Shoulder Prosthesis*
	Fracture repair system	Foundation 4-Part Shoulder System
	Revision total joint replacement	Foundation Revision Shoulder System

*	Currently not approved for sale within the U.S.

          Spinal Implant Products. In October 2003, we began selling the Cyclone Anterior Cervical Plate, our first internally developed spine product. We are manufacturing this product, which is designed to address the growing cervical spine fusion market. Within the United States, we also distribute spinal implant products designed and manufactured by Medicrea (“Medicrea”), a French company, whose spinal implant products are used in lumbar and cervical fusion. Medicrea’s PASS Poly-Axial Spinal System consists of a lumbar pedicle screw system used to achieve fusion of the spine. In 2004, sales of spinal products accounted for approximately 8% of our total Surgical Implant Division sales, which was primarily represented by sales of Medicrea’s spinal implant products. In February 2005, we acquired substantially all assets of Osteoimplant Technology, Inc. These acquired assets included a complete line of spinal implant products. See Note 22 – “Subsequent Event”, in our notes to consolidated financial statements.

          Other Products. Sales of our trauma product line contributed the remaining 5% of the Surgical Implant Division’s 2004 sales. During the fourth quarter of 2004, we discontinued our trauma product line in order to focus our Surgical Implant Division business on the growing knee, hip, shoulder and spinal implant product lines.

          Orthopedic Rehabilitation Division

          Our Orthopedic Rehabilitation Division is a leading provider of rehabilitation products used by a variety of healthcare professionals involved in the field of physical medicine. We also offer orthopedic soft goods, patient safety devices and patient care products, which are used to assist in the repair and rehabilitation of soft tissue and bone, to protect patients from injury and to aid patients in their recovery from orthopedic trauma and surgery. The following table summarizes many of our current Orthopedic Rehabilitation Division products which have FDA approval and which we are currently marketing:

Product Segment	Description	Brand Name
Patient Care	Dry heat therapy	Fluidotherapy
	Hot/cold therapy	Hydrocollator
	Paraffin wax therapy	Para-Care
	Continuous passive motion	OptiFlex Artromot-K Artromot-S
	Moist heat therapy	TheraTherm
	Compression therapy	PresSsion

Clinical Electrotherapy	Electrotherapy/ultrasound Electrodes	Intelect Vectra CPS Dura-Stick

Home Electrotherapy Devices	Transcutaneous electrical nerve stimulation (TENS) Neuromuscular electrical stimulation (NEMS) Electrotherapy supplies and accessories	Epix XL Epix VT Focus 300PV Various

Iontophoresis	Non-invasive drug delivery	Dupel Dupel B.L.U.E. ActionPatch
Physical Therapy Tables and Traction Products	Treatment tables Traction Cervical traction Lumbar traction	Triton Adapta TX Triton Tru-Trac Pronex Saunders Cervical HomeTrac Saunders Lumbar HomeTrac

Chiropractic	Treatment tables	ErgoStyle ErgoWave ErgoBasic ES2000 DTS

Orthopedic Soft Goods	Cervical, spine and shoulder products Elbow, wrist and hand products Lumbar, spine and torso products Upper leg and knee products Lower leg, foot and ankle products	911 First Response Collar
Chieftain
Turtle Neck
Sports Supports
B.A.T.H.
Sports Supports
Warm ‘n Form
Sports Supports
Power Play
Quick Fit
Kallassy Ankle Supports
Excelerator Ankle
Exterior Fracture Walker

Patient Safety Devices	Body belts and limb holders	Secure-All

Pressure Care Products	Knee, heel and elbow padding	Pre-Vent

Research and Development

          Our research and development programs focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs. We are continually seeking to develop new technologies to improve durability, performance and usability of existing products, and develop our manufacturing process to improve product performance and reduce manufacturing costs. In addition to our own research and development, we receive new product and invention ideas, especially in procedure-specific areas, from orthopedic surgeons, inventors and other orthopedic specialists. For ideas that we consider promising from a clinical and commercial perspective, we seek to obtain rights to these ideas through entering into either assignment or licensing agreements. We conduct research and development programs at our facilities in Austin, Texas, Chattanooga, Tennessee, and St. Paul, Minnesota in the United States and in Umkirch and Freiburg in Germany.

          We invested approximately $7.4 million in 2004, $5.0 million in 2003, and $3.4 million in 2002 into research and development activities. As of December 31, 2004, our research and development department had 68 employees.

Marketing and Sales

          Both of our divisions have developed their own sales and distribution channels. The combination of these two divisions provides us the opportunity to sell our products to a variety of treatment settings across new and potentially complementary distribution networks. With the addition of new distribution channels for our Orthopedic Rehabilitation Division through the acquisition of Empi, we believe we will be able to increase our penetration of the marketplace, including orthopedic surgeons, physical therapists and their patients.

Surgical Implant Division

          Our Surgical Implant Division products are currently marketed and sold in the United States to hospitals and orthopedic surgeons through a network of independent commissioned sales representatives. We are recruiting sales agents and representatives to expand the geographic areas in which we sell our products. Generally, our sales representatives sell either reconstructive joint products or spinal products. However, some of our sales representatives sell both of these products. Sales agents are generally granted a contract with a term of one to five years. Sales representatives work for these agents. Agents are typically paid a sales commission and are eligible for bonuses if sales exceed certain preset objectives. We assign our sales agents to an exclusive sales territory. Substantially all of our sales agents agree not to sell competitive products. Typically we can terminate our agreements with sales agents prior to the expiration of our agreements only for cause, which includes failure to meet specified periodic sales targets. We provide our agents with product inventories on consignment for their use in marketing our products and for filling customer orders.

          Outside the United States, some of our surgical implant products are sold through distributors, principally in Japan and select countries in Europe, where we are developing a limited distribution network on a country-by-country basis.

          To a significant extent, sales of our surgical implant products depend on the preference of orthopedic surgeons. We have developed and maintained close contractual relationships with a number of widely recognized orthopedic surgeons who assist us with developing our products. These orthopedic surgeons may give demonstrations using our products, speak about our products at medical seminars, train other orthopedic surgeons in the use and implantation of our products, and provide us with feedback on the acceptance of our products. We have also established relationships with consulting surgeons who perform various consulting services for us. Such services may include conducting clinical studies on various products, establishment of protocols for use of the products and participation at various symposia. Surgeons who assist us in developing our products are generally compensated with a royalty and may receive stock options under our 1997 Surgeon Advisory Panel Stock Option Plan. Our consulting surgeons are paid consulting fees for their services and may be eligible to receive stock options under such plan.

Orthopedic Rehabilitation Division

          Our rehabilitation products are currently marketed and sold three different ways. First, for our product lines sold to clinics, we primarily sell through a worldwide network of over 6,000 dealers and distributors, which are managed by our internal sales people. These dealers sell our clinical products to a variety of healthcare professionals including physical therapists, athletic trainers, chiropractors and sports medicine physicians. Except for distributors outside of the United States, we do not maintain formal distribution contracts. In addition, no particular distributor accounts for more than 5% of Orthopedic Rehabilitation Division clinical products sales. These distributors purchase products from us at discounts off the published list price. We maintain an internal marketing and sales support program to support our dealer network. This program is comprised of a group of individuals who provide dealer and end-user training, develop promotional materials, and attend over 30 trade shows each year.

          Second, for our home electrotherapy devices, our primary direct customers are individual patients and physical therapy clinics (which includes hospital physical therapy departments, sports medicine clinics and pain management centers). Therapies that use our electrotherapy and orthotics products are generally prescribed to patients by a physician, such as an orthopedic surgeon. The physician will typically direct the patient to a physical therapy clinic to meet with a trained physical therapist who provides the patient with the prescribed product from our consigned inventory at the clinic. This sales process is facilitated by our relationships with third-party payors, such as managed care organizations, who ultimately pay us for the products prescribed to patients. For these reasons, we view physical therapists, physicians and third-party payors as key decision makers in product selection and patient referral for our sales of home therapy devices.

          The payor base for our home electrotherapy products is diversified with no individual payor accounting for more than 5% of net revenues for the twelve months ended December 31, 2004. Medicare and Medicaid together accounted for 2% of these net revenues. Since no individual payor accounts for more than 5% of net revenues, we believe that our exposure to an adverse reimbursement decision by any individual payor with respect to these products is limited. In the United States, in connection with these product lines, we currently have over 40 preferred provider arrangements with third-party payors and approximately 600 managed care contracts.

          Third, for certain of our orthopedic soft goods, patient safety and pressure care products, we sell primarily to hospitals through third-party distributors. These distributors generally resell our products to hospitals, hospital buying groups, integrated delivery networks, primary care networks and orthopedic physicians for use by patients. In addition, we have entered into national or regional contracts to sell our products to large healthcare providers and group purchasing organizations. Under these contracts, we provide discounted pricing to the buying groups and are designated to the members of the particular buying group as an authorized, and sometimes preferred, source for specific products. As members of these buying groups are not obligated to purchase our products, we expend additional resources to market our products directly to the members of these buying groups.

Manufacturing

          We use both in-house manufacturing capabilities and relationships with third-party vendors to supply our products. Generally, we use third-party vendors that have special manufacturing capabilities. In addition, we use third-party vendors when we believe it is appropriate based on certain factors, including our in-house capacity, lead time control and cost control. We believe there are alternate sources for all our vendors and suppliers and believe that adequate capacity exists at our current suppliers to meet all of our anticipated needs.

Surgical Implant Division

          Our in-house manufacturing facilities for our Surgical Implant Division include computer controlled machine tools, belting, polishing, cleaning, packaging and quality control. We obtained internationally recognized ISO 9001 qualification and the European Community Medical Device Directive “CE” certification for this division in 1996. Our U.S. manufacturing operations also comply with FDA Quality System Regulations (“QSR”). At present, our own manufacturing facilities provide us with the capacity to produce a majority of our Surgical Implant Division products and third-party manufacturers produce the remainder. The primary raw materials used in the manufacture of our surgical implant products are cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene. All Surgical Implant Division products go through in-house quality control, cleaning and packaging operations. Quality control measures begin with an inspection of raw materials and castings prior to use and in-process inspections are conducted at various intervals in the manufacturing process. As a final step, our products pass through a “clean room” environment designed and maintained to reduce product exposure to particulate matter.

Orthopedic Rehabilitation Division

          Our Orthopedic Rehabilitation Division manufactures its products in two primary locations. Products which are clinical in nature, such as electrotherapy devices, patient care products and physical therapy and chiropractic treatment tables, are made in our manufacturing facilities located in Chattanooga, Tennessee. These facilities are capable of using various manufacturing processes, including metal fabrication, coating, electronic assembly, mechanical assembly, wood working, sewing and a variety of others. These manufacturing facilities are ISO 9001 certified and also comply with FDA QSR requirements.

          We manufacture our home electrotherapy and dynamic ROM orthotic devices, as well as some components and related accessories, at our Clear Lake, South Dakota facility. Manufacturing activities at the Clear Lake facility include electronic and mechanical assembly, electrode fabrication and assembly and fabric sewing processes. Our products are comprised of a variety of components including die cast metal parts, injection-molded plastic parts, printed circuit boards, electronic components, batteries and battery chargers, lead wires, electrodes and other components. Parts for these components are purchased from outside suppliers and are, in some instances, manufactured on a custom basis.

          For orthopedic soft goods, patient safety and pressure care products, we purchase some of these products already manufactured. However, most of these products are manufactured by a vendor in Mexico that we supply with all of the raw materials and equipment necessary to make these products. This vendor supplies the labor component necessary to assemble and finish these products and manages the assembly process, subject to the supervision of our onsite personnel. Our agreement with this vendor, located in Acuna, Mexico, remains in effect through June 30, 2006, may be renewed for a term of one to three years by mutual agreement, and requires us to purchase a minimum amount of labor per year.

          Many of the component parts and raw materials we use in our manufacturing and assembly operations are available from more than one supplier. However, several component parts and accessory products are currently purchased from a single supply source. Medireha GmbH, which is 50% owned by us, is our single source supplier for certain passive motion devices. Our distribution agreement with Medireha grants us exclusive rights to the distribution of products that Medireha manufactures. The distribution agreement, which expires on June 30, 2007, also provides that we are required to purchase a certain amount of product annually.

Intellectual Property

          We hold 102 United States and foreign patents covering a wide range of our products and have filed applications on an additional 14 patents. We own most of these patents and have licensed rights to the remainder, either on an exclusive or non-exclusive basis. In addition, certain of our issued patents are currently licensed to third parties on a non-exclusive basis. We have numerous trademarks registered in the United States, a number of which are also registered in countries around the world. We also assert ownership of numerous unregistered trademarks, some of which have been submitted for registration in the United States and foreign countries. In the future, we will apply for such additional patents and trademarks as we deem appropriate.

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

          We have distribution rights to certain products that are manufactured by others and hold both exclusive and nonexclusive licenses under third-party patents and trade secrets that cover some of our existing products and products under development. For 2004, sales from these distribution agreements and licenses represent less than 5% of our overall sales. However, if any of the distribution agreements were terminated or if we lost any of these licenses, we would not be able to manufacture or sell related products, which could have an adverse affect on our future business, financial condition and results of operations.

          There can be no assurance that the validity of any of the patents or other intellectual property owned by or licensed to us would be upheld if challenged by others in litigation. Due to these and other risks described previously, we do not rely solely on our patents and other intellectual property to maintain our competitive position. We believe that development of new products and improvement of existing ones is, and will continue to be, more important to our competitive position than solely having our products covered by patents.

Competition

          The market for orthopedic products is highly competitive and somewhat fragmented. Some of our competitors, either alone or in conjunction with their respective parent corporate groups, have research and development, sales, marketing and manufacturing capabilities that are greater than ours, which could provide those companies with a competitive advantage over us. Recently, product pricing has become increasingly important as a competitive factor, particularly due to governmental and third-party payors’ adoption of prospective payment systems. Although we believe that the design and quality of our products compare favorably with those of our competitors, should we be unable to offer products with the latest technological advances at competitive prices, our ability to compete successfully with our competitors could be materially and adversely affected.

          Due to our sales history, our history of product development and the experience of our management team, we believe we are capable of effectively competing in the orthopedic products market in the future. Further, the comprehensive range of products we offer enables us to reach a diverse customer base and to use multiple distribution channels in an attempt to fuel our growth across the orthopedic products market. In addition, the acquisition of the various companies and product lines which now comprise our Orthopedic Rehabilitation Division continues to improve the name recognition of our company and our products.

Surgical Implant Division

          The market for orthopedic products similar to those produced by our Surgical Implant Division is dominated by a number of large companies, including Biomet, Inc., DePuy, Inc. (a Johnson & Johnson company), Medtronic, Inc., Smith & Nephew plc, Stryker Corporation and Zimmer Holdings, Inc. Our Surgical Implant Division also faces competition from companies similar in size to ours, such as Wright Medical Technology, Inc. and Exactech, Inc.

          Many of our larger competitors offer a wider range of products than those offered by our Surgical Implant Division and many of their products have the endorsement of leading orthopedic surgeons. New technologies and product concepts have been introduced into the surgical implant market at an increasingly rapid rate. Often, new technologies and product concepts are introduced before the previous technologies and concepts have been fully integrated into the surgical implant market. Due to the increasing costs of research and development related to these recent advances, many of our competitors have entered into various agreements and joint ventures with each other, which may allow them to develop innovative products while sharing the research and development costs. As a result, our competitors who enter into such agreements may have a competitive advantage over our Surgical Implant Division. We believe that this evolution in our market will continue for the foreseeable future.

Orthopedic Rehabilitation Division

          Our competitors include large corporations and companies that are part of corporate groups that have significantly greater financial, marketing and other resources than we do. The primary competitors of our Orthopedic Rehabilitation Division in the rehabilitation market are Dynatronics Corporation, Mettler Electronics Corporation, Richmar Corporation, AbilityOne Products Corp., a wholly owned subsidiary of Patterson Dental Company, Enraf-Nonius and Acorn Engineering. The physical therapy products market is highly competitive and fragmented. The competitors in the CPM market include several multi-product companies with significant market share and numerous smaller niche competitors. In the United States, our primary competitors in the TENS and NMES markets are Compex Technologies, Inc. and International Rehabilitation Sciences, Inc. Our primary competitor in the iontophoresis market is IOMED, Inc., and our primary competitors in the orthotics market are Dynasplint Systems, Inc., Ultraflex Systems, Inc. and Saunders Group, Inc. In Europe, our primary competitors in the TENS and NMES markets are Schwa-Medico GmbH and BMR Neurotech, Inc., and our primary competitors in the orthotics market are Bauerfeind Orthopadie GmbH & Co. KG, dj Orthopedics, Inc. and Aircast, Inc. Our primary competitors in the soft good products segment include DeRoyal Industries, Inc., dj Orthopedics, Inc., and Zimmer Holdings, Inc. Competition in these product markets is primarily based on the quality and technical features of products, product pricing and contractual arrangements with third-party payors and national accounts.

Government Regulation

          Our products are subject to rigorous government agency regulation in the United States and certain other countries. In the United States, the FDA regulates the development, testing, labeling, manufacturing, promotion, distribution and marketing of medical devices to ensure that medical products distributed in the United States are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Our medical devices are subject to such FDA regulation.

          Under the Food, Drug and Cosmetic Act, as amended, medical devices are classified into one of three classes depending on the degree of risk to patients using the device. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with FDA QSRs, facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require pre-market review and clearance by the FDA through the Pre-market Notification 510(k) process described below. Class II devices are subject to General Controls, as well as pre-market demonstration of adherence to certain performance standards or other special controls as specified by the FDA. Pre-market review and clearance by the FDA is accomplished through the Pre-market Notification 510(k) procedure. In the 510(k) procedure, the manufacturer submits certain required information to the FDA in order to establish that the device is “substantially equivalent” to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another similar commercially available device subsequently cleared through the 510(k) process. Upon establishment of such substantial equivalent, the FDA may grant clearance to commercially market the device. It generally takes three to six months from the date of submission to obtain clearance of a 510(k) Pre-market Notification submission, but the process may take longer. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA will automatically place the device into Class III.

          A Class III product is a product that has a wholly new intended use or is based on technology for which the safety and effectiveness of the device cannot be assured solely by the General Controls, performance standards and special controls applied to Class I and II devices. These devices generally require clinical trials involving human subjects to assess their safety and effectiveness. These clinical trials are subject to regulation by the FDA and if federal funds are involved or if an investigator or site has signed a federal assurance, by the National Institute of Health and by the Office of Human Subject Protection. A Pre-Market Approval (“PMA”) from the FDA is required before the manufacturer of a Class III product can proceed in marketing the product. The PMA process is much more extensive than the 510(k) process. In order to obtain a PMA, Class III devices, or a particular intended use of any such device, must generally undergo clinical trials pursuant to an application submitted by the manufacturer for an Investigational Device Exemption (“IDE”). An IDE allows the investigational device to be used in a clinical study in order to collect safety and effectiveness data required to support a PMA application or a 510(k) submission to the FDA. Only a small percentage of 510(k)s require clinical data to support the application. Investigational use is also required to evaluate clinically certain modifications or new intended uses of legally marketed devices. An approved IDE permits a device to be shipped lawfully for the purpose of conducting investigations of the device without complying with certain other requirements of the Food, Drug and Cosmetic Act that would generally apply to devices in commercial distribution.

          When a manufacturer believes that sufficient pre-clinical and clinical data have been generated to substantiate the safety and efficacy of the new device or new intended use, it may submit a PMA application to the FDA. A FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but the process may take significantly longer. In approving a PMA application, the FDA may require additional clinical data and may also require some form of post-market surveillance whereby the manufacturer follows certain patient groups for a number of years, making periodic reports to the FDA on the clinical status of those patients. This helps to ensure that the long-term safety and effectiveness of the device are adequately monitored for adverse events.

          Most pre-amendment devices (those marketed prior to the enactment of the Medical Device Amendment of 1976) are, in general, exempt from such PMA requirements, as are Class I and Class II devices.

          Our products include both pre-amendment and post-amendment Class I, II and III medical devices. All currently marketed devices are either exempt from FDA clearance and approval process (based on our interpretation of those regulations) or have obtained the requisite clearance or approvals (including all modifications, amendments and changes), or pre-market clearances or approvals, as appropriate, required under federal medical device law.

          Our manufacturing processes are also required to comply with QSR requirements that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Further, our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA and other agencies. Failure to comply with applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA to grant future pre-market clearances or approvals, withdrawals or suspensions of current clearances or approvals, and criminal prosecution.

          We must obtain export certificates from the FDA before we can export certain of our products and are subject to regulations in many of the foreign countries in which we sell our products. These include product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. We have also implemented policies and procedures allowing us to position ourselves for the changing international regulatory environment. The ISO 9000 series of standards has been developed as an internationally recognized set of guidelines that are aimed at ensuring the design and manufacture of quality products. A company that passes an ISO audit and obtains ISO registration becomes internationally recognized as well run and functioning under a competent quality system. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 series certification, which is in some ways analogous to compliance with the FDA’s QSR requirements. The European Community promulgated rules requiring medical products to receive a CE mark by mid-1998. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements. ISO 9000 series certification is one of the prerequisites for CE marking for most of our products. ISO 9001 is the highest level of ISO certification, covering both the quality system for manufacturing, as well as the quality system for product design controls. We have received an ISO 9001 certification and “CE” certification for our products. In 2002 the ISO 9001 standard was revised. This scheduled five year revision was mandated by the ISO committee. These revisions became final in July 2003 and are now the universally accepted Quality System standard for medical devices. There is a three-year transition period from the time these new provisions became final. We expect to be certified to those standards prior to the deadline in mid-year 2006.

Third-Party Reimbursement

          Our home-therapy products generally are prescribed by physicians and are eligible for third-party reimbursement by government payors, such as Medicare and Medicaid, and private payors. An important consideration is whether third-party payment amounts will be adequate, since this is a factor in customers’ selection of our products. We believe that third-party payors will continue to focus on measures to contain or reduce their costs through managed care and other efforts. Medicare policies are important to our business because third-party payors often model their policies after the Medicare program’s coverage and reimbursement policies. Further, during 2004, approximately 2% of our direct billings were from Medicare and Medicaid revenues.

          Healthcare reform legislation in the Medicare area has focused on containing healthcare spending. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act. This legislation provides for revisions to payment methodologies and other standards for durable medical equipment and orthotic devices under the Medicare program. First, beginning in 2004 and continuing through 2008, the payment amounts for durable medical equipment will no longer be increased on an annual basis. This payment freeze also affects orthotic devices beginning in 2004 and continuing through 2006. Second, beginning in 2007, a competitive bidding program will be phased in to replace the existing fee schedule payment methodology. Off-the-shelf orthotic devices and other non-Class III devices, including TENS devices, will be subject to the program. The competitive bidding program will begin in 2007 in 10 high population metropolitan statistical areas and in 2009 will be expanded to 80 metropolitan statistical areas (and additional areas thereafter). Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding. Third, supplier quality standards are to be established which will be applied by independent accreditation organizations. Fourth, clinical conditions for payment will be established for certain products.

          On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final regulation implementing “inherent reasonableness” authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine a realistic and equitable payment amount. CMS may make a larger adjustment each year if it undertakes prescribed procedures. The regulation remains in effect after the Medicare Modernization Act, although the use of inherent reasonableness authority is precluded for payment amounts established under competitive bidding. We do not know what impact inherent reasonableness and competitive bidding will have on us or the reimbursement of our products.

Fraud and Abuse

          We are subject to various federal and state laws and regulations pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. We have never been challenged by a governmental authority under any of these laws and have no reason to believe that our operations are not in material compliance with such laws. However, because of the broad scope of these laws and that these laws and regulations may change, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations, or the challenge of our operations by a governmental authority under these laws or that a change in the laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Anti-Kickback and Fraud Laws

          Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, commonly referred to as the Anti-Kickback Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. The U.S. Department of Health and Human Services, or HHS, has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Medicare Fraud and Abuse Statute. Although full compliance with these provisions ensures against prosecution under the Medicare Fraud and Abuse Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Medicare Fraud and Abuse Statute will be pursued. The penalties for violating the Medicare Fraud and Abuse Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

          The Health Insurance Portability and Accountability Act of 1995, or HIPAA, created two new federal crimes effective as of August 21, 1996: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to HHS and the U.S. Department of Justice, or DOJ, and provided enhanced resources to support the activities and responsibilities of the OIG and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. In addition, HIPAA mandates the adoption of standards for the electronic exchange of health information, as described below in greater detail.

Physician Self-Referral Laws

          We also may be subject to federal and state physician self-referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. Durable medical equipment and orthotics are included as a designated health service. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

False Claims Laws

          Under separate statutes, submissions of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (commonly known as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

Governmental Audits

          Because we participate in governmental programs as a supplier of medical devices, our operations are subject to periodic surveys and audits by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. To maintain our billing privileges, we are required to comply with certain supplier standards, including, by way of example, licensure and documentation requirements for our claims submissions. From time to time in the ordinary course of business, we, like other healthcare companies, are audited by or receive claims documentation requests from governmental entities, which may identify certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. We review and assess such audits or reports and attempt to take appropriate corrective action. We also are subject to surveys of our physical location for compliance with supplier standards. The failure to effect corrective action to address identified deficiencies, or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect our business, results of operations or financial condition and could result in our inability to offer our products and services to patients insured by the programs.

          We have not been subject to any governmental audits or claims documentation requests that have resulted in the identification of any currently existing material deficiencies.

Federal Privacy and Transaction Law and Regulations

          Other federal legislation requires major changes in the transmission and retention of health information by us. HIPAA mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. Sanctions for failure to comply with HIPAA include civil and criminal penalties. HHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits. The second rule released by HHS imposes new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to obtain satisfactory assurances through written business associate agreements that any business associate of ours to whom such information is disclosed will safeguard the information. The third rule released by HHS establishes minimum standards for the security of electronic health information. We were required to comply with the transaction standards by October 16, 2003 and the privacy standards by April 14, 2003, and are required to comply with the security standards by April 21, 2005.

Employees

          As of December 31, 2004, we had approximately 1,255 employees. Of these, 442 were engaged in production and production support, 68 in research and development, 438 in sales and support, and 307 in various administrative capacities including third-party billing staff. Of these employees 1,096 were located in the United States and 159 were located in Germany. Our workforce is not unionized. We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

Risk Factors

          You should carefully consider the following risk factors, in addition to the other information contained in this annual report. Investing in our common stock involves a high degree of risk and you may lose part or all of your investment in our shares. Please read the section on “Forward Looking Statements.”

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

          We have a substantial amount of indebtedness that requires significant interest payments, including our outstanding 9 3/4% Senior Subordinated Notes due 2012 (the “notes”). Our substantial level of indebtedness could have important consequences to us, including the following:

•	limiting our ability to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

•	requiring us to use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available to us for purposes such as potential acquisitions, capital expenditures, marketing, development and other general corporate purposes;

•	vulnerability to fluctuations in interest rates, as a substantial portion of our indebtedness bears variable rates of interest, including interest rate swap agreements;

•	placing us at a competitive disadvantage compared to some of our competitors who may be less highly leveraged than us;

•	reducing our flexibility in planning for, or responding to, changing conditions in our business and our industry;

•	limiting our ability to borrow additional funds; and

•	making us more vulnerable to general economic downturns and adverse developments in our business.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

          Our ability to pay or refinance our indebtedness, and fund working capital and planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, regulatory, legislative and other factors that are beyond our control.

          Our business may not generate sufficient cash flows from operations, and future borrowings under our senior credit facility or from other sources may not be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying research and development, capital expenditures, strategic acquisitions or investments. In addition, we may need to refinance or restructure all or a portion of our indebtedness, including our senior credit facility and our outstanding notes, on or before their maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. In the absence of such refinancing, we could be forced to dispose of assets under circumstances that might not be favorable to realizing the highest price for such assets. As of December 31, 2004, approximately 68% of our assets consist of intangible assets, such as goodwill and trade names, the value of which depends on a variety of factors, including the success of our business.

The indenture related to our notes and our senior credit facility imposes significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

          The indenture related to our notes and the terms of our senior credit facility impose restrictions on, and the terms of any future debt may restrict, our ability to finance future operations or capital needs, respond to changing business or economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. These restrictions will, among other things, limit our ability and that of our subsidiaries to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or make other distributions;

•	repurchase our stock;

•	make investments;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	create liens;

•	prepay, redeem or repurchase debt;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all of our assets.

          In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Covenants in our senior credit facility also require us to use a portion of the proceeds we receive in specified issuances of debt or equity and specified asset sales to repay outstanding borrowings under our senior credit facility. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities or limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans. A breach of any of those covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness and this may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default applies.

We may not successfully integrate our recently completed acquisition of Empi.

          Our acquisition of Empi requires the integration of two businesses that previously operated independently in a complex and highly regulated industry, often competing in some of the same or similar orthopedic rehabilitation product markets. If we cannot successfully integrate Empi’s operations with those of Encore, we may experience material negative consequences to our business, financial condition or results of operations. The integration of companies that have previously operated separately will be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

•	demands on management related to the significant increase in the size of the business for which they are responsible;

•	diversion of management’s attention from the management of daily operations to the integration of operations;

•	the potential loss of key personnel and the management of employee relations, which manifested itself for example, when as of January 6, 2005, the Chief Executive Officer and Chief Financial Officer of Empi were terminated;

•	difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of extensive and geographically dispersed operations and personnel;

•	larger foreign operations and increased exposure to risks relating to business operations outside the United States;

•	difficulties and unanticipated expenses related to the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, including internal accounting controls, procedures and policies; and

•	costs and expenses associated with any undisclosed or potential liabilities.

          Successful integration of Empi’s operations with those of Encore will depend on our ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs. If our integration efforts are not successful, we may not be able to maintain the levels of revenue, earnings or operating efficiency that Encore and Empi had achieved or might have achieved if they remained separate companies.

We will incur significant costs to achieve, and may not be able to realize, the anticipated cost savings, synergies or revenue enhancements from integrating Empi’s operations with those of Encore.

          Even if we are able to integrate successfully the operations of Encore and Empi, we may not be able to realize the cost savings, synergies and revenue enhancements that we anticipate from the integration, either in the amount or the time frame that we currently expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we currently expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following:

•	our ability to eliminate effectively duplicative back office overhead and overlapping and redundant selling, general and administrative functions, rationalize manufacturing capacity and shift production to more economical facilities;

•	the use of more cash resources on integration and implementation activities than we currently expect, could offset any such savings and other synergies resulting from the Empi acquisition;

•	increases in other expenses, operating losses or problems unrelated to the acquisition, which may offset the cost savings and other synergies from the acquisition or divert resources intended to be used in the integration; and

•	our ability to avoid labor disruption in connection with the integration of Encore and Empi.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

          The international scope of our operations may expose us to economic, regulatory and other risks in countries in which we operate. We generated approximately 17% and 13% of our revenue from sales outside the United States for the years ended December 31, 2004 and December 31, 2003, respectively. One component of our growth strategy following the Empi acquisition is to expand our combined international operations. Therefore, we anticipate that as a combined company the percentage of sales generated outside the United States will increase compared to the percentage of our foreign sales prior to the Empi acquisition. The nature of our international operations exposes us to the following risks:

•	imposition of or an increase of investment and other restrictions by foreign governments;

•	potential adverse tax consequences, including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries and exposure to adverse tax regimes;

•	the imposition of additional foreign governmental controls or regulations on the sale of our products;

•	changes in political and economic conditions;

•	fluctuations in currency exchange rates;

•	difficulties in attracting high-quality management, sales and marketing personnel to staff our foreign operations;

•	import restrictions and controls, tariffs and other trade barriers;

•	exposure to different legal, regulatory and political standards in multiple countries; and

•	acts of terrorism and acts of war.

          In addition, as we grow our operations internationally, we will become increasingly dependent on foreign distributors and sales agents for our compliance and adherence to foreign laws and regulations that we may not be familiar with and we cannot assure you that these distributors and sales agents will adhere to such laws and regulations. Any violation of laws and regulations by foreign distributors or sales agents could result in legal or regulatory sanctions against us or potentially damage our reputation in that international market. As we continue to expand our operations internationally our success will depend, in part, on our ability to anticipate and manage effectively these and other risks. Our failure to manage these risks and grow our international operations may have a material adverse effect on our business and results of operations.

Changes in international regulations regarding coverage and reimbursement for our products could adversely affect our business and results of operations.

          Similar to our domestic business, our success in international markets also depends upon the eligibility of our products for coverage and reimbursement through government-sponsored healthcare payment systems. Coverage and reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for government reimbursement. In addition, healthcare cost containment efforts similar to those undertaken in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent measures for coverage and in lower reimbursement. Any developments in our foreign markets that eliminate or reduce reimbursement rates for our products could have an adverse effect on our ability to sell our products or cause our customers to use less expensive products in these markets. Additionally, in Germany, our largest foreign market, new regulations generally require adult patients to pay between five and ten euros for each medical technical device prescribed. This may adversely affect our sales and profitability by making it more difficult for patients in Germany to pay for our products.

Product liability claims may harm our business if our insurance proves inadequate or the number of claims increases significantly.

          We have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. The manufacture and sale of orthopedic devices exposes us to significant risk of product liability claims, lawsuits and product recalls. We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects. If there is a significant increase in the number or amount of product liability claims, our business could be adversely affected. Even if we are successful in defending against any liability claims, such claims could nevertheless distract our management, result in substantial costs, harm our reputation, adversely affect the sales of all our products and otherwise harm our business and results of operations.

          We maintain product liability insurance with coverage that we believe to be adequate and are not currently aware of any product liability claims that could reasonably be expected to exceed our insurance coverage if we were found to be liable. Our insurance policy is provided on an occurrence basis and is subject to annual renewal. We cannot assure you that any liability claims made against us will not exceed the coverage limit of such policy or that such insurance will continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risk that our insurers will exclude our coverage claim for any reason or that insurers may become insolvent. If we do not or cannot maintain sufficient liability insurance, our ability to market our products may be significantly impaired.

We have had a history of net losses and in the future we may not be profitable.

          We have had net losses in the past. For the year ended December 31, 2004 our net income was $5.5 million. For the year ended December 31, 2003, we incurred a net loss of approximately $2.5 million, which included approximately $7.7 million in prepayment penalties and unamortized warrant and debt issuances costs associated with prepayment of our outstanding debt. For the year ended December 31, 2002, our net income was $6,000. We cannot assure you that we will not incur net losses in the future, which could adversely affect our ability to finance our business in the future.

We operate in a highly competitive business environment and our inability to compete effectively could adversely affect our business prospects and results of operations.

          The markets in which we sell our products are all highly competitive. The market for our surgical implant products is dominated by a small number of very large companies. In the orthopedic rehabilitation market, there are both large and small companies with which we compete. Our competitors in the physical therapy products market include several large, diversified companies with significant market share and numerous smaller niche companies. We may not be able to offer products similar to or more desirable than our competitors, or at a price comparable to that of our competitors. Many of our competitors have:

•	greater financial and other resources;

•	more widely accepted products;

•	endorsements of healthcare professionals;

•	a larger product portfolio;

•	superior ability to maintain new product flow;

•	greater research and development and technical capabilities;

•	patent portfolios that may present an obstacle to our conduct of business;

•	stronger name recognition;

•	larger sales and distribution networks; and/or

•	international manufacturing facilities that enable them to avoid the transportation costs and foreign import duties associated with shipping our products manufactured in the United States to international customers.

          Accordingly, we may be at a competitive disadvantage with respect to these competitors. These factors may be material to our ability to develop and sell our products. Our failure to compete effectively in developing and selling our products would have an adverse effect on our results of operations and financial condition.

If we are unable to develop or license new and innovative products or product enhancements or find new applications for our existing products, we will not remain competitive.

          The markets for our products are characterized by continued new product development and the obsolescence of existing products. Our future success and our ability to increase revenues and make payments on our indebtedness will depend, in part, on our ability to develop, license, distribute and acquire new and innovative products, enhance our existing products with new technology and find new applications for our existing products. However, we may not be able to develop successfully or introduce new products or enhance existing products, find new applications for our existing products, manufacture, market and distribute products in a cost-effective manner, establish relationships with marketing partners, obtain coverage of and satisfactory reimbursement for our future products or product enhancements or obtain required regulatory clearances and approvals in a timely fashion or at all. The failure to develop or license and market new products and product enhancements, find new applications for our existing products and receive regulatory approval or clearance and obtain coverage and reimbursement for our products could materially and adversely affect our competitive position, which could cause a significant decline in our results of operations and financial condition.

          In addition, due to the increasing costs of research and development necessary to develop and bring to market new or redesigned surgical implant and orthopedic rehabilitation products, some of our competitors may have entered into joint development and other arrangements to develop new products, through which they share research and development costs. To the extent that these arrangements allow our competitors to develop innovative products while sharing research and development costs, we will be at a competitive disadvantage with these competitors.

          In addition, if any of our new or enhanced products contain undetected errors or design defects, especially when first introduced, or if new applications that we develop for existing products do not work as planned, our ability to market these and other products could be substantially delayed and we could ultimately become subject to product liability litigation, resulting in lost revenues, potential damage to our reputation and/or delays in regulatory clearance, approval of our product or obtaining acceptance of the product, and other products, by physicians, physical therapists and other professionals that recommend and prescribe our products.

If we fail to establish new sales and distribution relationships or maintain our existing relationships, or if our independent sales agents and third-party distributors fail to commit sufficient time and effort or are otherwise ineffective in selling our products, our results of operations and future growth will be adversely impacted.

          The sales and distribution of our surgical implant and certain of our orthopedic rehabilitative products depend, in part, on relationships with a network of independent commissioned sales representatives and private distributors. These independent sales representatives and distributors maintain the relationships with the hospitals, orthopedic surgeons, chiropractors and other healthcare professionals that purchase, use and recommend the use of our products. Although our internal sales staff trains and manages the sales representatives and the distributors, we do not control or directly monitor the efforts that they make to sell our products. Our failure to attract and retain skilled independent sales agents and distributors, our failure to adequately train and monitor the efforts of the sales representatives and distributors that market and sell our products or our existing sales representatives and distributors choosing not to carry our products, could have an adverse effect on our financial condition and results of operations.

          In addition, some of the independent sales representatives that we use to sell our surgical implant products also sell products that directly compete with our core offerings. We cannot assure you that the sales representatives and private distributors that market and sell our products will dedicate the necessary efforts to market and sell our products.

We will rely on our own direct distribution network for certain of our products, which may result in higher fixed costs and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

          We will rely on our own direct sales force to market and sell the orthopedic rehabilitative products which are intended for use in the home and in rehabilitation clinics. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products to ours, due to the costs that we will bear associated with employee benefits, training and managing sales personnel, which could put us at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a materially adverse effect on our profitability.

Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.

          Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	demand for our products and our ability to meet the demand for our products;

•	increased competition;

•	the number, significance and timing of introduction of new products and enhancements by us or our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•	changes in pricing policies by us or our competitors;

•	changes in the treatment practices of our surgeon customers;

•	the loss of preferred provider status with managed care programs or buying groups;

•	impact of acquisitions;

•	impact of litigation, regulatory and other legal proceedings;

•	impact of new accounting regulations;

•	the timing of significant orders and shipments;

•	availability of raw materials;

•	recalls of our products;

•	work stoppages or strikes in the healthcare industry; and

•	general economic factors.

          Many of these factors are beyond our control. Accordingly, our quarterly operating results may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of our performance for a fiscal year or future performance.

          Additionally, while we do not believe that our results of operations are materially affected by seasonal changes, our fourth quarter sales of certain of our products have historically been stronger. We believe that the increase in our results for the fourth quarter is due, in part, to increased spending during the fourth quarter by patients who desire to use funds remaining in flexible spending accounts prior to the end of the year and choose to purchase home rehabilitation products or to undergo surgical procedures using our surgical implant products. We cannot assure you that this strength in our fourth quarter results will continue in the future.

The success of our surgical implant products depends on our relationships with leading surgeons who assist with the development, testing and marketing of our products.

          A key aspect of the development, marketing and sale of our surgical implant products is the use of designing and consulting arrangements with surgeons who are well recognized in the healthcare community. These surgeons assist in the development and clinical testing of new surgical implant products and they participate in symposia and seminars introducing new surgical implant products and with training of healthcare professionals in using our new products. Additionally, the recommendation of these designing and consulting surgeons is critical in the marketing phase of any new or enhanced surgical implant product. We cannot assure you that we will be successful in maintaining or renewing our designing and consulting arrangements with our current surgeons or that we will be successful in developing arrangements with new surgeons. If we are not able to maintain these relationships or develop new relationships, our ability to develop, test and market new surgical implant products will be adversely affected which will have an adverse affect on our results of operations and financial condition.

The success of all of our products depends heavily on our relationships with healthcare professionals who prescribe and recommend our products, and our failure to maintain these relationships could adversely affect our businesses.

          We have developed and maintain close relationships with a number of leading orthopedic surgeons, physicians, physical therapists, athletic trainers and other healthcare professionals, and we believe that sales of our products depend significantly on their recommendation of our products. Acceptance of our products depends on educating the healthcare community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to the products offered by our competitors and on training healthcare professionals in the proper use and application of our products. Our failure to maintain these relationships and develop similar relationships with other leading healthcare professionals could result in a decrease in the recommendation of our products, which may adversely affect our sales and profitability.

Our products are subject to recalls even after receiving FDA or foreign regulatory clearance or approval. Recalls could harm our reputation and business.

          We are subject to ongoing medical device reporting regulations that require us to report to the FDA or governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing. In addition, in light of a material deficiency or design defect or defect in labeling, we may voluntarily elect to recall one of our products, as we have done in the past. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with all of our customers and with the healthcare professionals that use, prescribe and recommend our products. We cannot assure you that we will not have product recalls in the future or that such recalls would not have a material adverse effect on our business.

We have succeeded to contingent obligations relating to an investigation of the Department of Commerce relating to our operations and we may not be fully indemnified for the costs and expenses associated with the investigation.

          In February 2002, we acquired the Chattanooga Group, Inc., a manufacturer and marketer of orthopedic rehabilitation products. The Chattanooga Group was at the time we acquired it, and may continue to be, the subject of a Department of Commerce investigation of its export practices with respect to allegedly unlawfully trading with Iran, an embargoed country, in connection with the sale of a medical device and the preparation of export documentation. The Department of Commerce has not taken any action against the Chattanooga Group since its initial investigation and there have been no developments in this investigation, of which we are aware, since we acquired the Chattanooga Group. As of December 31, 2004, $140,000 remained from what was accrued as a liability for this matter on the Chattanooga Group Inc.’s financial statements as of the date of the acquisition. The individuals from whom we purchased the Chattanooga Group have agreed to indemnify us for all reasonable costs, expenses, settlements and fines that we actually pay or incur in defending the Department of Commerce investigation that are in excess of $140,000 up to a maximum of $5.0 million. The terms of the stock purchase agreement required that a portion of the purchase price we paid for the Chattanooga Group be placed in escrow to satisfy the indemnity obligations of the sellers. The remaining total of $600,000 was released from escrow in February 2005. The Department of Commerce could revoke our export licenses or otherwise restrict our ability to export our products.

If we lose one of our key suppliers or one of our contract manufacturers stops making our products, we may be unable to meet customer orders for our products in a timely manner or within our budget.

          We rely on a limited number of foreign and domestic suppliers for the raw materials and components used in our products. One or more of our suppliers may decide for reasons beyond our control to cease supplying us with raw materials and components. FDA regulations may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components and in the case of a device which is the subject of a pre-market approval, we may be required to obtain prior FDA permission (which may or may not be given), either of which could delay or prevent our access or use of such raw materials or components. If we are unable to obtain materials we need from our suppliers and we cannot obtain these materials from other sources, we may be unable to manufacture our products for a period of time or within our manufacturing budget, which could negatively impact our results of operations.

          In addition, we also rely on third parties to manufacture some of our products. Many of our soft goods products sold by our Orthopedic Rehabilitation Division are manufactured under contract by a manufacturing company located in Acuna, Mexico. Under our arrangement with this manufacturing company, we provide all the materials and equipment necessary for the production and it provides the required labor to us on a contract basis. Our reliance on this contract manufacturing facility exposes us to risks and uncertainties, including lack of control over the manufacturing quality, political, social, and economic instability, interruptions and limitations in telecommunication services, product and/or material transportation delays or disruption, trade restrictions and changes in tariffs, import and export license requirements and restrictions, fluctuations in currency exchange rates and potential adverse tax consequences. If any of these risks materialize and result in a cessation, interruption or delay in the manufacture or delivery of our products it may impair our ability to meet scheduled product deliveries to our customers and adversely affect our reputation or cause customers to cancel orders. If our agreement with this manufacturing company was terminated and we were otherwise unable to find suitable replacement, it could have a material adverse effect on our business, financial condition and results of operations.

          Medireha GmbH, which is 50% owned by us, has been Empi’s single source supplier for all of its passive motion devices. If we encounter a cessation, interruption or delay in the supply of the products purchased from Medireha, we may be unable to obtain such products through other sources, on acceptable terms, within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of passive motion devices to our customers and may cause our customers to cancel orders and adversely affect our reputation and our results of operations.

If a natural or man-made disaster strikes our manufacturing facilities, we may be unable to manufacture our products for a substantial amount of time, which could cause our sales to decline.

          We principally rely on manufacturing facilities in Clear Lake, South Dakota, for our electrotherapy and iontophoresis products; in Austin, Texas, for our surgical implant products; in Chattanooga, Tennessee, for our continuous passive motion products and various electrotherapy products; in Umkirch, Germany, for continuous passive motion products and contract manufacturing facilities; in Acuna, Mexico for our orthopedic soft goods products. These facilities may be affected by natural or man-made disasters. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair or replace. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers. However, third-party manufacturers may not be available or they may be unable to produce our products on the schedule or to the specifications that we require. We currently carry insurance in the amount of $209 million to protect us against such disasters. However, such insurance may not be sufficient to cover all of our potential losses or may become unavailable on acceptable terms, if available at all.

Our business plan relies on certain assumptions concerning demographic and other trends that impact the market for our products, which, if incorrect, may adversely affect our expected results of operations.

          We believe that various demographics and industry specific trends will, in the future, help drive growth in the sale of our products. Our ability to achieve our business objectives is subject to a variety of factors, including the relative increase in the aging of the general population and the general increase in participation in exercise and sports and more active lifestyles. In addition, our business plan, and the growth of our electrotherapy products in particular, relies on an increasing clinical acceptance of electrotherapy as a non-invasive treatment regimen. We believe that these trends will increase the need for our orthopedic surgical implant and physical therapy products. The projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize. However, these demographics and trends are beyond our control and if our assumptions regarding these factors prove to be incorrect, we may not successfully implement our strategy, which could adversely affect our business plan and results of operations. In addition, the perceived benefits of these trends may be offset by business or competitive factors or factors not currently foreseen, such as the introduction of new products by our competitors or the emergence of other countervailing trends.

The loss of the services of our key management and personnel could adversely affect our ability to operate our business.

          Our future success will depend, in part, upon the continued service of key managerial, research and development staff, sales and technical personnel. In addition, our future success will also depend on our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Our failure to do so could have a material adverse affect on our business.

          Many of our existing management personnel have been employed by us for five years or less, including Kenneth W. Davidson, our Chief Executive Officer, who joined us in October 2000, Paul Chapman, our President and Chief Operating Officer, who joined us when we acquired Chattanooga Group, Inc. in February 2002 and became our President on May 20, 2003, William W. Burke, our Executive Vice President and Chief Financial Officer, who joined us in August 2004, Jack Cahill, our Executive Vice President, President-Surgical Implant Division, who joined us in January 2001, and Scott Klosterman, our Executive Vice President, President-Orthopedic Rehabilitation Division who joined us in February 2002. These executives have substantial experience and expertise in our business. Our future success depends to a significant extent on the ability of our executive officers and other members of our management team to operate effectively, both individually and as a group. We cannot be certain that we will be able to allocate responsibilities efficiently or that the new members of our executive team will succeed in their roles.

We may be liable for contamination or other harm caused by hazardous materials that we use.

          Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state, local and foreign regulation governing the use, manufacture, handling, storage and disposal of hazardous materials and the related occupational health and safety regulations. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any contamination or injury. In addition, under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites. We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our financial condition. Enactment of stricter laws or regulations, stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to make additional expenditures, some of which could be material.

Fluctuations in foreign exchange rates may adversely affect our financial position and results of operations.

          Our foreign operations expose us to currency fluctuations and exchange rate risks. Our principal foreign subsidiary Ormed, which is incorporated in Germany, records the majority of its revenues and certain of its expenses in euros. Ormed’s results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the euro. During a period in which the U.S. dollar strengthens versus the euro, our reported consolidated net revenues will be lower than they might otherwise have been because net revenues earned in euros will translate into fewer U.S. dollars. In addition, Ormed purchases the majority of its product inventory in U.S. dollars, with the purchase translated into euros at the time of payment, and the inventory expense recognized in euros at the time of sale. However, the assets and liabilities of Ormed that are reflected on our consolidated balance sheet are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, while the net revenues and operating expenses of Ormed that are reflected on our consolidated statement of operations are translated into U.S. dollars at the weighted-average exchange rate for the reporting period. The resulting translation adjustments are recorded in stockholders’ equity as accumulated other comprehensive income or loss. Accordingly, changes in currency exchange rates will cause our net income and stockholders’ equity to fluctuate.

          Empi has, in the past, protected itself from the possible negative effects of exchange rate fluctuations as a result of Ormed’s U.S. dollar purchases by entering into hedging transactions on an ongoing basis. We expect to continue to enter into such hedging transactions and expect to obtain in the future one or more forms of currency protection in the form of forward exchange contracts, options or similar agreements. However, we cannot assure you that any hedging will adequately protect us from the adverse effects of changes in exchange rates or that counterparties under these agreements will honor their obligations thereunder.

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

          We use non-patented proprietary know-how, trade secrets, processes and other proprietary information and employ various methods to protect this proprietary information, including confidentiality agreements and proprietary information agreements with vendors, employees, independent sales agents, distributors, consultants and others. In addition, we also hold U.S. and foreign patents relating to a number of our components and products and have patent applications pending with respect to other components and products. We also apply for additional patents in the ordinary course of our business, as we deem appropriate. However, these precautions offer only limited protection and our proprietary information may become known to, or be independently developed by, competitors, or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we cannot assure you that our existing or future patents, if any, will afford us adequate protection or any competitive advantage, that any future patent applications will result in issued patents or that our patents will not be circumvented, invalidated or declared unenforceable. We do not consider patent protection to be a significant competitive advantage in the marketplace for electrotherapy devices. However, patent protection may be of significance with various aspects of our orthotics technology.

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

          In addition, we hold patent and other intellectual property licenses from third parties for some of our products and on technologies that are necessary in the design and manufacture of some of our products. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which could harm our business.

Our operating results and financial condition could be adversely affected if we become involved in litigation regarding our patents or other intellectual property rights.

          Litigation involving patents and other intellectual property rights is common in our industry and companies in this industry have used intellectual property litigation in an attempt to gain a competitive advantage. In the future, we may become a party to lawsuits involving patents or other intellectual property. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, if available at all, require us to redesign our products, or prevent us from manufacturing, using or selling our products, any of which would have an adverse affect on our results of operations and financial condition.

          We may also bring action against a third party for an infringement of our intellectual property rights. The defense and prosecution of intellectual property suits, proceedings before the U.S. Patent and Trademark Office, or the foreign equivalents thereto, and related legal and administrative proceedings are both costly and time consuming. In addition, protracted litigation to defend or prosecute our intellectual property rights could seriously detract from the time our management would otherwise devote to running our business. Intellectual property litigation relating to our products could cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

We may expand into new markets and products and our expansion may not be successful.

          We may expand into new markets through the development of new product applications based on our existing specialized technology and design capabilities. These efforts could require us to make substantial investments, including significant research, development, engineering and capital expenditures for new, expanded or improved manufacturing facilities which would divert resources from other aspects of our business. Expansion into new markets and products may be costly without resulting in any benefit to us. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products and price competition in new markets. If we choose to expand into markets and are unsuccessful, our financial condition and results of operations could be adversely affected.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

          Many healthcare industry companies, including medical device, orthopedic and physical therapy products companies, are consolidating to create larger companies with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. In addition, many of our customers are also consolidating and our customers and other industry participants may try to use their market power to negotiate price concessions or reductions for the products that we manufacture and market. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our business, financial condition and results of operations would be adversely affected.

Our reported results may be adversely affected by increases in reserves for sales allowances, rebates, product returns, rental credits, uncollectible accounts receivable, and inventory.

          Our net revenues and profitability are affected by changes in reserves to account for sales allowances, rebates, product returns, rental credits and uncollectible accounts receivable. The reserves for sales allowances and rebates account for sales of our products below the invoice price. Such sales generally result from agreements that we enter into with certain customers that permit them to pay us for our products in amounts that are below the invoice price of the product. We estimate the amount of the reduction based on historical experience and invoices generated in the period in question.

          The reserve for product returns accounts for customer returns of our products after purchase. These returns are mainly attributable to a third-party payor’s refusal to provide a patient release or reimbursement for the product or the inability of the product to adequately address the patient’s condition. If we increase the percentage of our sales made pursuant to agreements providing for reimbursement below invoice price or if customers return products at a higher than estimated rate, we may be required to increase our sales allowance and product return reserves beyond their current levels.

          Our reserve for rental credit recognizes a timing difference between billing of a purchase and processing of a rental credit associated with some of our electrotherapy devices. Many insurance providers require patients to rent our rehabilitation devices for a period of one to three months prior to purchase. If the patient has a long-term need for the device, these insurance companies may authorize purchase of the device after such time period. When the device is purchased, most providers require that rental payments previously made on the device be credited toward the purchase price. These credits are processed at the time the payment is received for the purchase of the device, which creates a time lag between billing of the purchase and processing of the rental credit. Our rental credit reserve accounts for unprocessed rental credits based on the number of devices converted to purchase. If the frequency of rental to purchase conversion increases, we may be required to increase our rental credit reserve beyond its current level.

          We also have a large balance of receivables and have established a reserve for the portion of such receivables that we estimate will not be collected. We may experience changes in our rates of collection of current accounts receivable or past-due receivables recorded for previous fiscal periods. Changes in our collection rates can result from a number of factors, including turnover in personnel, changes in the payment policies or practices of payors or changes in industry rates or pace of reimbursement. Historically, our reserve for uncollectible receivables has fluctuated and our reserve will continue to fluctuate in the future. Changes in rates of collection or fluctuations, even if they are small in absolute terms, could require us to increase our reserve for uncollectible receivables beyond its current level.

          The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. We maintain inventory reserves for such issues as slow moving or excess inventory, product obsolescence and declines in valuation. In each division we use a specific identification methodology, which can occur whenever there is a change in strategy. In addition, we review sales performance on at least a quarterly basis to determine the amounts that we should add to the existing reserves. We monitor reserves on a quarterly basis and make changes as determined by the processes summarized above. To determine the adequacy of our reserves at each reporting period we analyze the following, among other factors: current inventory quantities on hand, product acceptance in the marketplace, customer demand, historical sales, forecasted sales, product obsolescence and technological innovations. If there is a material change due to these factors, the current level of the reserve for inventory may not be adequate and would result in our increasing the reserve level in the future.

          Any increase in our reserves for sales allowances, product returns, rental credits, uncollectible accounts receivable or inventory could adversely affect our reported financial results by reducing our net revenues and/or profitability for the reporting period.

Our failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad could adversely affect our business.

          Our products are subject to extensive regulation in the United States by the FDA and by the foreign equivalents in countries where we do business. The FDA regulates virtually all aspects of a medical device’s testing, manufacture, safety, labeling, storage, record keeping, reporting, promotion and distribution. The FDA also regulates the export of medical devices to foreign countries. In general, unless an exemption applies, a medical device must receive either pre-market approval or pre-market clearance from the FDA before it can be marketed in the United States. There can be no assurance that a particular device will be approved or cleared by the FDA through either the 510(k) pre-market clearance process or the pre-market approval process.

          Additionally, we may be required to obtain pre-market approvals, pre-market approval supplements or pre-market clearances to market modifications to our existing products or market our existing products for new indications. The FDA requires device manufacturers themselves to make and document a determination of whether or not a modification requires an approval, supplement or clearance; however, the FDA can review and disagree with a manufacturer’s decision. We have applied for, and received, a number of such approvals in the past. We cannot assure you that we will be successful in receiving approvals in the future or that the FDA will agree with our decisions not to seek approvals, supplements or clearances for particular device modifications. The FDA may require approval or clearances for past or any future modifications or new indications for our existing products. Such submissions may require the submission of additional clinical or preclinical data and may be time consuming and costly, and may not ultimately be cleared or approved by the FDA.

          If the FDA requires us to obtain pre-market approvals, pre-market approval supplements or pre-market clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA clearance or approval and we may be subject to significant regulatory fines or penalties. In addition, there can be no assurance that the FDA will clear or approve such submissions in a timely manner, if at all. Any of the foregoing could adversely affect our business.

          The FDA also may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay pre-market approval or pre-market clearance of our devices, or could impact our ability to market a device that was previously cleared or approved. For instance, on August 22, 2000, the FDA issued a proposed rule that, if finalized, could rescind the pre-market clearances for our iontophoretic devices. We cannot predict the likelihood that the FDA will finalize the proposed rule. However, in order to allow us to continue marketing our iontophoretic devices in the event this rule is finalized, we have filed a new drug application, or NDA, with the FDA for the use of a lidocaine/epinephrine solution with certain of our iontophoretic devices. The NDA is currently pending before the FDA, and the FDA has indicated that we may be required to provide additional data to support approval of the NDA. We cannot predict if or when the FDA will ultimately approve our NDA.

          Our failure to comply with the regulatory requirements of the FDA and other applicable U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions, which could have a material adverse effect on our business, financial condition and results of operations. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, product seizure or detention, product recalls and total or partial suspension of production.

          In the development of new products or new indications or modifications to existing products, we may conduct or sponsor clinical trials. Clinical trials are expensive and require significant investment of time and resources and may not generate the data we need to support a submission to the FDA. Clinical trials are subject to regulation by the FDA and, if federal funds are involved or if an investigator or site has signed a federal assurance, are subject to further regulation by the Office of Human Subject Protection and the National Institutes of Health. Failure to comply with such regulation, including but not limited to, failure to obtain adequate consent of subjects and to adequately disclose financial conflicts, could result in fines, penalties, suspension of trials, and the inability to use the data to support an FDA submission. In the international market, we are subject to regulations for clinical studies in each respective country.

          In many of the foreign countries in which we market our products, we are subject to extensive regulations that are comparable to those of the FDA, including those in Europe, our largest foreign market. The regulation of our products in Europe falls primarily within the European Economic Area, which consists of the fifteen member states of the European Union, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements are allowed to be marketed within the European Economic Area. Failure to receive, or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse effect on our business.

Our marketing and sales practices may contain certain risks with respect to the manner in which these practices were historically conducted that could have a material adverse effect on us.

          We have entered into written agreements for designing and consulting services with surgeons for surgical implant products, and we compensate them under our designing surgeon agreements for services in developing and marketing products sold by us. The form of compensation for such services has historically been a royalty on the sale of our surgical implant products. We have compensated our consulting surgeons who help us in our marketing, product development and clinical efforts with cash payments and, in certain cases, options to acquire stock. We believe that in each instance remuneration paid to surgeons represents fair market value for the services provided or is otherwise in compliance with applicable laws. We also utilize an independent sales force for our surgical implant products for which, to date, we have provided limited compliance-related training. The sales force has generally been compensated on a commission basis, based on a percentage of revenues generated by products sold. In addition, our marketing and sales practices directed toward existing and potential referral sources have included the provision of goods, services and other remuneration that we believe is standard in the industry. Under applicable federal and state healthcare fraud and abuse, anti-kickback, false claims and self-referral laws, it could be determined that such remuneration and practices fall outside of permitted compensation arrangements, thereby subjecting us to possible civil and/or criminal sanctions (including the exclusion from the Medicare and Medicaid programs) which could have a material adverse effect on our surgical implant business and possibly on our other lines of business. While we maintain that we have a satisfactory compliance program, it is not formalized and it may not be adequate in the prevention of violations or the detection thereof. The form and effectiveness of our compliance program may be taken into account by the government in assessing sanctions, if any, should it be determined that violations of laws have occurred.

          Certain federal and state laws and regulations regarding reimbursement and coverage of products and services by Medicare and Medicaid, as well as federal and state laws addressing healthcare fraud and abuse, physician self-referrals, and other relationships with providers are broad in scope and apply to our relationships with healthcare providers and entities who may prescribe or recommend our products, and who may assist us in the development and promotion of our products, and we may be required to alter one or more of our practices to be in compliance with these laws. Healthcare laws are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the law has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

If adequate levels of reimbursement from third-party payors for our products are not obtained, surgeons and patients may be reluctant to use our products, and our sales may decline.

          Our sales depend largely on government healthcare programs such as Medicare and Medicaid and private payors reimbursing patients for costs of purchasing our products. Surgeons, hospitals and other healthcare providers may not recommend or purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. Consequently, we may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement.

          Payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. Healthcare providers may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) by requiring the use of the least expensive implant available, or (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures.

          In foreign markets, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for new devices and procedures. Canada and some European countries, in particular France, have lowered reimbursement rates. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline.

          In the United States, Germany and the other countries in which we operate, third-party payors, primarily governmental payors, private payors and managed care companies, typically reimburse us for our medical products purchased or rented by patients. Changes in the coverage of, and reimbursement for, our products by these third-party payors could have a material adverse affect on our results of operations. For example, in the United States, Medicare and private payors frequently engage in efforts to contain costs, which may result in a reduction of coverage of, and reimbursement for, our products. We believe that physical therapists and physicians will be less likely to use, purchase or prescribe our products if their patients are unable to obtain sufficient reimbursement from third-party payors, which may adversely affect our sales and profitability. In addition, many other payors base their coverage and reimbursement policies on Medicare policies. As a result, third-party payors’ coverage of, and reimbursement for, our products could be negatively impacted by legislative, regulatory or other measures that reduce Medicare coverage and reimbursement generally.

          Our international sales also depend upon the eligibility of our products for reimbursement through third-party payors, the amount of reimbursement and the allocation of payments between the patient and third-party payors. Reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third-party reimbursement. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent reimbursement standards. Any developments in our foreign markets that eliminate, reduce or materially modify coverage of, and reimbursement rates for, our products could have an adverse effect on our ability to sell our products or cause our customers to use less expensive products in these markets.

Recent changes in coverage and reimbursement policies for our products by Medicare or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

          The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Modernization Act, mandated a number of changes in the Medicare payment methodology and conditions for coverage of orthotic devices and durable medical equipment, including Empi’s TENS and NMES devices. These changes include a freeze in payments for durable medical equipment from 2004 through 2008, a payment freeze for orthotic devices from 2004 through 2006, competitive bidding requirements, new clinical conditions for payment and quality standards. Although these changes affect our products generally, specific products may be affected by some but not all of the Medicare Modernization Act’s provisions.

          Prefabricated orthotic devices and certain durable medical equipment, including TENS devices, may be subject to a competitive bidding process established under the Medicare Modernization Act. Although neither proposed nor final regulations have been issued in connection with the competitive bidding process and requirements, it appears that under the competitive bidding process, which will be phased in beginning in 2007, Medicare will no longer reimburse certain products and services based on the current fee schedule amount but will instead provide reimbursement for these items and services based on payment amounts as determined under a competitive bidding process to be established for suppliers within designated geographic areas. Only these suppliers selected as a result of the competitive bidding process within each designated region will be eligible to have their products reimbursed through Medicare. The competitive bidding process may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services within a given geographic area. Also, Medicare reimbursement in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding. Any payment reductions or the inclusion of certain of our products for payment by Medicare as a result of the competitive bidding process, in addition to the other changes to Medicare reimbursement and standards contained in the Medicare Modernization Act, could have a material adverse effect on our results of operations. In addition, if we are not selected in a region in which we participate in the competitive bidding process, it could have a material adverse effect on our operations.

          The Medicare Modernization Act also requires that new clinical conditions for payment of durable medical equipment be established. TENS and NMES products could be impacted by this requirement if and when applicable conditions are established. At this time, we cannot predict what standards will be adopted, the timing of such adoption or the impact any standards that are adopted may have on our business.

          In addition, in 2003, the Centers for Medicare and Medicaid Services, or CMS, the agency responsible for administering the Medicare program, made effective an interim final regulation implementing “inherent reasonableness” authority, which allows adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount according to CMS. These regulations provide that a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than 15% would be necessary to produce a realistic and equitable payment amount. The regulation remains in effect after the enactment of the Medicare Modernization Act, although the new legislation precludes the use of inherent reasonableness authority for payment amounts established under the competitive bidding process. Medicare and Medicaid accounted for approximately 2% of our net revenues in 2004, although other third-party payors may adopt similar guidelines. When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain of our products, which could have a material adverse effect on our results of operations. Similarly, reduction in payment or loss of coverage under Medicare could result in similar action by private payors and have a material adverse effect on our operations.

Audits or denials of our claims by government agencies could reduce our revenues or profits.

          As part of our business operations, we submit claims on behalf of patients directly to and receive payments directly from the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including requirements for submitting reimbursement claims under appropriate codes, and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims, and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. As indicative of a provider of products, Empi historically has been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. We cannot assure you that such reviews and/or similar audits of our claims will not result in material delays in payment, as well as material recoupments or denials, which could reduce our net revenues and profitability nor in exclusion from participation on the Medicare or Medicaid programs or from participation on the provider panel or a private payer. Private payors may from time to time conduct similar reviews and audits. We have not been subject to any reviews or audits that have resulted in any material delays in payments or material reductions in our net revenues or profitability.

Healthcare reform, managed care and buying groups have put downward pressure on the prices of our products.

          Healthcare reform and the healthcare industry’s response to rising healthcare costs have caused a significant expansion of managed care organizations and buying groups. This growth of managed care has resulted in downward pressure on the reimbursement paid for our products and greater attention to balancing the costs and benefits of using a particular product or treatment. One result of this cost-benefit analysis has been, and is expected to continue to be, a shift toward coverage and payments based on more cost-effective treatment alternatives, which could reduce the demand for our products and adversely affect our operating results.

          A further result of healthcare reform and the related pressure to contain costs has been the advent of buying groups in the United States. These group purchasing organizations enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of the group purchasing organizations. If we are not able to obtain new preferred supplier commitments for major group purchasing organizations or retain those commitments that we currently have, which are generally terminable by either party for any reason upon the expiration of a defined notice period, our sales and profitability could be adversely affected. However, even if we are able to obtain and retain preferred supplier commitments from buying groups, they may not deliver high levels of compliance by their members, meaning that we may not be able to offset the negative impact of lower per-unit prices or lower margins with increases in unit sales or in market share.

          In Germany and other international markets, we have historically experienced downward pressure on product pricing and other effects of healthcare reform similar to that which we have experienced in the United States. We expect healthcare reform and managed care to continue to develop in these international markets, which we expect will result in further downward pressure on product pricing and may adversely affect our sales and profitability. We cannot predict the timing or impact of healthcare reform on us, nor the development of managed care in international markets.

If a significant number of shares of our common stock are sold into the market, the market price of our common stock could significantly decline, even if our business is doing well.

          Our stockholders may sell their common stock, and our employees, directors, officers, sales representatives and distributors may exercise their stock options in order to sell the common stock underlying their options in the market under one or more registration statements we have filed with the SEC. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales may occur could depress the market price of our common stock and impair our ability to raise additional capital through the sale of our equity securities. As of December 31, 2004, Galen Partners beneficially owned approximately 18% of our outstanding shares of common stock, and TC Group beneficially owned approximately 12%. The former shareholders of Empi who own an aggregate of approximately 8,000,000 shares of our common stock, which include the shares owned by the TC Group, are bound by the terms of a lock-up agreement. This lock up agreement provides that these shareholders may not directly or indirectly sell or dispose of any of these restricted shares of our common stock until April 4, 2005, which is the six-month anniversary of the effective date of the Empi acquisition, and in the six-month period beginning on April 4, 2005, such shareholders may only sell up to 50% of such shares.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage, delay or prevent a takeover attempt.

          Provisions of our certificate of incorporation, our bylaws and Delaware law may discourage, delay or prevent another company from merging with us or from acquiring us, even if our stockholders were to consider such merger or acquisition to be favorable.

Our stock price may be volatile and your continued investment in our common stock could suffer a decline in value.

          You may be unable to resell shares of our common stock or our other securities at or above the original sales price thereof. There has been significant volatility in the stock market and in particular in the market price and trading volume of securities of orthopedic companies and other healthcare companies, which has often been unrelated to the performance of the companies. These broad market fluctuations may negatively affect the market price of our common stock. Market volatility has also resulted in dramatic declines in a particular company’s stock price in response to specific news about that company which investors perceive as unfavorable. Some specific factors that may have a significant effect on the market price of our common stock include:

•	actual or anticipated fluctuations in our operating results;

•	our announcements or our competitors’ announcements of technological innovations or new products;

•	clinical trial results;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or other intellectual property rights, or those of our competitors;

•	FDA and international actions with respect to the government regulation of medical devices and third-party reimbursement matters;

•	public concern as to the safety of our products;

•	changes in U.S. or international healthcare policies;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our inability to raise any additional required capital;

•	conditions of other medical device companies or the medical device industry generally; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the medical device industry generally.

Our executive officers, directors and significant stockholders may be able to influence matters requiring stockholder approval.

          As of December 31, 2004, our significant stockholders, executive officers and directors, including stockholders with which directors are affiliated, specifically Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively “Galen Partners”), and TC Group, LLC and MPI Holdings, LLC (collectively “TC Group”) beneficially owned approximately 34% of our outstanding common stock. As a result, these individuals, together with Galen Partners and TC Group are able to substantially influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as acquisitions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company, could impede a merger, consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably and may negatively impact the market price of our common stock. The interests of our executive officers, directors and principal stockholders may differ from the interests of the other stockholders.

We do not expect to pay dividends for the foreseeable future.

          We are effectively prohibited from paying cash dividends on our common stock for the foreseeable future under the terms of our credit agreement. Moreover, we plan to retain all earnings for investment in our business and do not plan to pay cash dividends at any time in the foreseeable future.

Segment and geographic information

          Information about our segments and geographic areas can be found in Note 10 “Segment and Geographic Information” under notes to consolidated financial statements.

Available Information

          We make available free of charge through our website, www.encoremed.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). This information can be found under the investor information and governance information sections of our website. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are our Business Ethics Policy and Code of Conduct, Code of Conduct for the Board of Directors, and Code of Ethics for the Chief Executive Officer and Senior Executive and Financial Officers.

          All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations, Encore Medical Corporation, 9800 Metric Blvd. Austin, Texas 78758, phone: 512-832-9500, fax: 512-834-6300. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2. Properties

          Our corporate headquarters are in Austin, Texas, along with the manufacturing facilities and operations for our Surgical Implant Division and a warehouse for our Orthopedic Rehabilitation Division. The operations of our Orthopedic Rehabilitation Division are based in Chattanooga, Tennessee and St. Paul, Minnesota. Our Orthopedic Rehabilitation Division’s European headquarters is in Freiburg, Germany. We also operate additional manufacturing locations in Clear Lake, South Dakota and Umkirch, Germany and warehouse and distribution centers in Clear Lake, South Dakota, Chattanooga, Tennessee, Freiburg, Germany, and Herentals, Belgium.

          Additional information about our facilities is set forth in the following table.

		Owned/	Lease	Size in
Location	Use	Leased	Termination Date	Square Feet
Austin, Texas	Corporate Headquarters, Surgical Implant Division Operations and Manufacturing Facility, Warehouse, Research and Development	Leased	April 2007(1)	70,000
Chattanooga, Tennessee	Orthopedic Rehabilitation Division Operations, Manufacturing Facility, Research and Development	Owned	n/a	160,000
Chattanooga, Tennessee	Manufacturing Facility	Owned	n/a	60,000
Chattanooga, Tennessee	Distribution Center for RME Products	Leased	July 2008	50,000
Clear Lake, South Dakota	Manufacturing Facility	Owned	n/a	34,000
Clear Lake, South Dakota	Warehouse	Owned	n/a	10,000
St. Paul, Minnesota	Orthopedic Rehabilitation Division Operations, Research and Development	Leased	October 2006(2)	93,666
Freiburg, Germany	European Headquarters, Warehouse and Distribution Facility, Research and Development	Leased	April 2012	39,547
Herentals, Belgium	Warehouse	Leased	December 2009(3)	23,680
Umkirch, Germany	Administrative Facility(4)	Leased	August 2007(5)	5,000
Umkirch, Germany	CPM Manufacturing Facility, Research and Development (4)	Leased	August 2009	6,500

(1) Renewable, at our option, for one five-year term.

(2) Renewable, at our option, for two five-year terms.

(3) Renewable, at our option, for a three-year term.

(4) These facilities are leased by Medireha.

(5) Renewable, at our option, for a seven-year term.

Item 3. Legal Proceedings

          From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations. With respect to the matter discussed below, although we are currently unable to predict the outcome, we do not believe the disposition of this matter will have a material adverse effect on our financial position or results of operations.

          We continue to be the subject of a Department of Commerce investigation of the Chattanooga Group, Inc.’s export practices with respect to allegedly unlawfully trading with Iran, an embargoed country, in connection with the sale of a medical device and the preparation of export documentation. The Department of Commerce investigation commenced prior to our February 2002 acquisition of the Chattanooga Group, Inc. The Department of Commerce has not taken any action against the Chattanooga Group since its initial investigation and there have been no developments in this investigation, of which we are aware, since we acquired the Chattanooga Group. As of December 31, 2004, $140,000 remained from what was accrued as a liability for this matter on the Chattanooga Group Inc.’s financial statements as of the date of the acquisition. To the extent we incur monetary fines, costs and legal expenses related to the Department of Commerce investigation, the sellers from whom we purchased the capital stock of the Chattanooga Group, Inc. have agreed to indemnify us and to pay all reasonable costs, expenses, settlements and fines in excess of approximately $140,000 up to a maximum of $5.0 million. With respect to the legal expenses, the sellers are only obligated to indemnify and reimburse us for the legal expenses of the law firm currently handling the investigation or any other law firm of their choice. If upon final determination or settlement of the Department of Commerce investigation we ultimately incur total expenses or fines in an amount less than the approximately $140,000 accrual, we shall owe the sellers the remainder of the accrual. The remaining total of $600,000 was released from escrow in February 2005. The Department of Commerce could revoke our export licenses or otherwise restrict our ability to export our products.

          The manufacturing and marketing of orthopedic devices and related products involves the risk of product liability. From time to time, we have been and currently we are subject to product liability claims and litigation. In the future, we may be subject to additional product liability claims, which could have a negative impact on our business. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur. If a product liability claim or series of claims is brought against us for uninsured liabilities, or for an amount of damages in excess of our insurance coverage, our business could suffer. In addition, as a result of a product liability claim, we may have to recall some of our products, which could result in significant costs to us. We currently carry product liability insurance subject to self-insurance deductible amounts. However, there is no assurance that such coverage can continue to be carried at a reasonable premium or that the amount of coverage will be adequate for any future product liability we may face.

Item 4. Submission of Matters to a Vote of Security Holders

          None

Executive Officers

          The Executive Officers of Encore are listed below.

Name	Position
Kenneth W. Davidson	Chairman of the Board, Chief Executive Officer
Paul Chapman	President and Chief Operating Officer
William W. Burke	Executive Vice President and Chief Financial Officer
Harry L. Zimmerman	Executive Vice President and General Counsel
Jack Cahill	Executive Vice President and President – Surgical Implant Division
Scott Klosterman	Executive Vice President and President – Orthopedic Rehabilitation Division

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

          Shares of our common stock are traded on the Nasdaq National Market System under the symbol ENMC. The following tables set forth for the periods indicated the high and low sales prices of our common stock as reported on the Nasdaq National Market since January 1, 2003.

	High	Low
2004
First Quarter	$9.45	$7.37
Second Quarter	$8.79	$5.99
Third Quarter	$6.46	$3.80
Fourth Quarter	$7.18	$4.40

2003
First Quarter	$3.50	$1.89
Second Quarter	$4.16	$1.98
Third Quarter	$7.83	$3.36
Fourth Quarter	$8.74	$5.75

          As of March 1, 2005, there were approximately 100 stockholders of record of our common stock and approximately 4,000 beneficial owners of our common stock

          Historically, we have not paid any dividends on our common stock, and we currently do not anticipate paying any dividends on the outstanding shares of our common stock in the near future. Further, our ability to pay a dividend on the outstanding shares of our common stock is limited by the terms of our Senior Credit Facility (see Note 8 to the consolidated financial statements). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002	2001	2000
Statement of Operations Data
Net sales	$163,538	$108,059	$95,491	$42,616	$30,028
Gross margin	87,932	53,772	46,040	24,764	15,045
Income (loss) from operations	15,696	9,215	7,093	1,544 [1]	(4,094)
Net income (loss)	5,527	(2,517)	6	548	(3,263)
Beneficial conversion feature related to Series A Preferred Stock	—	—	—	(3,706)	—
Net income (loss) attributable to common stock	5,527	(2,517)	6	(3,158)	(3,263)

Basic earnings (loss) per common share	$0.12	$(0.12)	$0.00	$(0.34)	$(0.36)
Shares used in computing basic earnings (loss) per share	44,936	20,848	10,429	9,355	8,990

Diluted earnings (loss) per share	$0.12	$(0.12)	$0.00	$(0.34)	$(0.36)
Shares used in computing diluted earnings (loss) per share	46,281	20,848	26,477	9,355	8,990

	December 31,
(in thousands)	2004	2003	2002	2001	2000
Balance Sheet Data
Working capital	$90,883	$79,367	$32,907	$21,861	$20,850
Total assets	552,139	136,380	93,755	51,662	38,494
Current portion of long-term debt	8,346	1,088	3,606	9,975	3,232
Long-term debt, net of current portion	307,207	5,383	34,129	2,851	13,750
Stockholders’ equity	160,317	113,109	41,029	32,177	17,820

          The above 2001 figures include $8.9 million in sales for the soft goods product lines that were acquired in July 2001. The 2002 data includes $46.1 million in sales related to the Orthopedic Rehabilitation Division as a result of our acquisition of Chattanooga Group, Inc. The 2004 data includes $41.4 million in sales related to the Orthopedic Rehabilitation Division as a result of our acquisition of Empi, Inc. on October 4, 2004. See Notes 1, 13, and 14 of the consolidated financial statements for additional information related to these acquisitions.

[1]	This amount includes other charges of which $917,7000 related to compensation expense associated with our stock exchange program, which is comprised of $37,00 included as cost of goods sold; $186,000 included as research and development expenses; and $694,000 included as selling, general, and administration.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. We will discuss and provide our analysis of the following:

•	Overview of Business and 2004 Results
•	Key Industry Trends, Events and Uncertainties
•	Results of Operations
•	Critical Accounting Policies and Estimates
•	Recent Accounting Pronouncements
•	Significant Demands
•	Liquidity and Capital Resources
•	Contractual Obligations, Commercial Commitments and Leases

          The following discussion should be read in conjunction with the consolidated financial statements and related notes to those financial statements as well as the other financial data included elsewhere in this Form 10-K.

Overview of Business and 2004 Results

          We are a diversified orthopedic company that designs, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices including surgical implants, products for orthopedic rehabilitation, pain management and physical therapy, and sports medicine equipment. Our products are used primarily by orthopedic surgeons, physical and occupational therapists, athletic trainers and other healthcare specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, and sports-related injuries; and our non-invasive medical devices and related accessories are primarily used by patients for at-home therapy. We currently market and distribute our products through two operating divisions, as follows:

•	Surgical Implant Division. Our Surgical Implant Division offers reconstructive joint products, including hip, knee, shoulder, and spinal implants for the orthopedic surgical market.

•	Orthopedic Rehabilitation Division. Our Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions.

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

          In October 2000, we announced our strategy to expand our business through selected acquisitions of businesses or products in the orthopedic industry. We have completed four acquisitions since that time that have allowed us to extend our business in the orthopedic market to include rehabilitation equipment and orthopedic soft goods, which complement our Surgical Implant Division. In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation. In February 2002, we purchased Chattanooga Group, Inc., a provider of orthopedic rehabilitation products offering a wide variety of rehabilitation and home health products for orthopedic professionals for use in their clinics. On October 4, 2004, we purchased Empi, Inc., a provider of non-invasive medical devices and accessories that are primarily used by patients for at-home therapy. In February 2005, we acquired substantially all the assets of Osteoimplant Technology, Inc., which included a broad line of spinal implant products.

          We have financed our recent acquisitions through the sale of equity securities and the issuance of additional debt. We financed our soft goods acquisition principally by applying a portion of the proceeds from the sale of Series A Preferred Stock. The Series A Preferred Stock was subsequently converted into shares of our common stock in August 2003. We financed the Chattanooga Group, Inc. acquisition with debt, which was subsequently repaid from the net proceeds of a public offering of our common stock in August 2003. We financed the Empi acquisition through a combination of the issuance of new equity and the issuance of both senior secured and senior subordinated unsecured debt, which was obtained from financial institutions and institutional investors. We expect that we will continue to utilize some combination of both debt and equity funding as we continue to implement our strategy of growth through acquisition.

          The nature of our business requires significant investment in inventory, capital equipment and new product development. Our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Our domestic customers in the Surgical Implant Division require consignment product be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. Additionally, we are subject to significant requirements for investment in manufacturing equipment and facilities and for the instrument sets required by our Surgical Implant Division customers. Finally, we have placed an emphasis on our research and development efforts for new products, particularly with respect to our Surgical Implant Division.

          In 2004, net sales increased 51% to $163.5 million compared to $108.1 million for 2003. Our 2004 operating performance was driven by continued growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions, and the

inclusion of three months of results from Empi, which was acquired on October 4, 2004. Our domestic Surgical Implant Division sales increased 28% over 2003, as we continue to build our United States sales force for reconstruction and spinal products. Orthopedic Rehabilitation Division fourth quarter revenue increased significantly due to continued strength in our electrotherapy and dysphagia product lines and the impact of revenues associated with the Empi acquisition. Gross margin as a percentage of sales increased to 53.8% in 2004 compared to 49.8% in 2003 as a result of improved gross margin in the Orthopedic Rehabilitation Division, which was primarily attributable to Empi product line sales. Gross margin was impacted by fourth quarter increases to our Surgical Division’s inventory reserves of approximately $1.7 million. This additional provision principally related to the write off of our trauma product line inventory, which was based on our strategic decision to focus our Surgical Implant Division business on its growing knee, hip and shoulder product lines, along with its spinal product line. Operating income improved 70% to $15.7 million in 2004 compared to $9.2 million in 2003.

          During 2004, we issued 8,000,000 shares of common stock and $165,000,000 of 9 3/4% senior subordinated notes due 2012 in connection with our acquisition of Empi. We also entered into a new $180,000,000 senior secured credit facility to finance the Empi acquisition, fund working capital requirements, and for general corporate purposes.

Key Industry Trends, Events and Uncertainties

          The orthopedic industry has been experiencing a growth trend that we expect to continue over the short and long term. Two primary contributing factors to this trend are the aging population and technological innovation. The baby boomer generation continues to age and, as a result, the need for reconstructive implants, sports medicine, rehabilitation equipment and related products is growing. In addition, people are living longer and more active lives thereby increasing the frequency of injury. Furthermore, desire for medical treatment to cure injuries and reduce pain is reducing the age at which orthopedic products and services are required. Technological innovation is also fueling growth in this industry. Improvements are continually introduced to expand the life of implants and minimize the invasiveness of the surgery required. These innovations are reducing the average age when a patient can consider the use of implantable orthopedic devices.

Results of Operations

          The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.2	50.2	51.8

Gross margin	53.8	49.8	48.2
Operating expenses:
Selling, general and administrative	39.6	36.6	37.2
Research and development	4.5	4.6	3.6

Income from operations	9.7	8.6	7.4

Interest income	0.2	0.1	0.1
Interest expense	(4.3)	(4.9)	(7.5)
Early extinguishment of debt	—	(7.1)	—
Other, net	0.1	0.1	0.3

Income (loss) before income taxes	5.7	(3.2)	0.3

Provision (benefit) for income taxes	2.2	(0.9)	0.3
Minority interest	—	—	—

Net income (loss)	3.5%	(2.3)%	0.0%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

          Net Sales. Our net sales for the year ended December 31, 2004 were $163.5 million, representing an increase of 51% over revenue of $108.1 million in 2003, driven by continued growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions. Revenue in 2004 included results from the Empi acquisition, which was completed on October 4, 2004.

          The following table sets forth the sales geographic mix for both of our divisions. The amounts shown for the Orthopedic Rehabilitation Division include $41.4 million of sales by Empi for the three-month period from the date of acquisition.

(In thousands, except %)	Domestic			International			Total
			%			%			%
	2004	2003	Growth	2004	2003	Growth	2004	2003	Growth
Surgical Implant Division	$37,945	$29,754	28%	$5,612	$5,743	(2)%	$43,557	$35,497	23%
Orthopedic Rehabilitation Division	99,475	64,217	55%	20,506	8,345	146%	119,981	72,562	65%

Total	$137,420	$93,971	46%	$26,118	$14,088	85%	$163,538	$108,059	51%

          We continue to increase our market penetration in domestic surgical implant sales as we continue to build our United States sales force for reconstruction and spinal products. In the Surgical Implant Division, we had sales of $43.6 million for the year ended December 31, 2004 compared to $35.5 million in 2003, an increase of 23%. Domestic Surgical Implant Division sales for 2004 grew 28% to $37.9 million compared to $29.8 million in 2003. Our Surgical Implant Division introduced to the market a new large-head, metal-on-metal hip system in the fourth quarter, representing the fifth new product introduced by this Division in 2004. We made a strategic decision to focus our Surgical Implant Division business on its growing knee, hip and shoulder product lines, along with its spinal product line, which was strengthened by a recent acquisition. International sales of $5.6 million in 2004 were comparable to the prior year’s $5.7 million in sales.

          Our Orthopedic Rehabilitation Division’s 2004 results include three months of operations from Empi, following our acquisition on October 4, 2004. The Orthopedic Rehabilitation Division had sales of $120.0 million in 2004 compared to $72.6 million in 2003, representing a 65% increase for the division. Comparable year over year sales, exclusive of the effect of the Empi acquisition, benefited from increased penetration in international markets, the introduction of new products and patient care product line sales initiatives. Specifically our VitalStim product line and our new electrotherapy products are making an impact on both domestic and international sales. The Orthopedic Rehabilitation Division’s international sales increased 146% for 2004 over 2003, primarily as a result of the Empi acquisition.

          Sales of new products, which have been on the market less than one year, accounted for $4.0 million, or 3.7% of the growth from last year’s sales of $108.1 million. This compares to new product sales of $1.6 million in 2003.

          Gross margin. Our overall gross margin as a percentage of net sales increased four percentage points to 53.8% in 2004 from 49.8% in 2003. This increase was primarily attributable to the improved gross margin in the Orthopedic Rehabilitation Division, which was primarily attributable to Empi product sales that, on average, carry a higher gross margin as a percentage of net sales, than the other products in this division; and continued growth in our higher margin electrotherapy and dysphagia product lines. The Surgical Implant Division’s gross margin as a percentage of net sales decreased to 68.9% in 2004 from 70.0% in 2003 due largely to approximately $1.7 million of expenses in the fourth quarter of 2004, which were primarily related to the write off of our trauma product line inventory. This was based on our strategic decision to focus our Surgical Implant Division business on our growing knee, hip and shoulder product lines, along with our spinal product line, which was recently strengthened by the strategic acquisition of OTI. In addition, both divisions continued their efforts to increase the sales mix in favor of higher margin products, increase the volume of sales and reduce manufacturing costs.

          Selling, General and Administrative. Our selling, general, and administrative expenses increased to $64.8 million in 2004 from $39.5 million in 2003. As a percentage of net sales, selling, general, and administrative expenses increased to 39.6% in 2004 from 36.6% in 2003. Higher commissions and royalties associated with increased sales from both of our divisions and the addition of Empi selling, general and administrative expenses comprise the majority of this increase. We also incurred greater expenses for VitalStim marketing efforts and for corporate governance and compliance initiatives resulting from the Sarbanes-Oxley Act of 2002. In addition, we incurred approximately $1.1 million of additional expenses recognized in the third quarter of 2004, which included (1) $380,000 associated with the termination of our proposed acquisition of BioHorizons Implant Systems, Inc. (“BioHorizons”) and (2) $750,000 of past royalty and litigation settlement expenses relating to intellectual property used in a portion of our hip implant product line. Finally, amortization expense increased $732,000 due primarily to the additional amortization related to the intangible assets acquired from Empi.

          Research and Development. Our research and development expenses increased 48% to $7.4 million for the year ended December 31, 2004 from $5.0 million for the year ended December 31, 2003. Although there was an increase in the total dollars spent for research and development activities, which was largely due to the acquisition of Empi, as a percentage of net sales, research and development costs are approximately 4.6% for both the years ended December 31, 2004 and December 31, 2003. Empi has historically spent fewer dollars on research and development activities than we have. As a result, the inclusion of Empi’s results in the fourth quarter has offset our increased expenditures in 2004 to develop new product designs and improve quality systems in our Surgical Implant Division. We expect to expand our new product design initiatives related to our new products acquired in the Empi acquisition as we move forward.

          Operating Income. Our operating income increased $6.5 million, or 70%, to $15.7 million in 2004 from $9.2 million in 2003. This increase is primarily due to continued growth in both our Surgical Implant Division and our Orthopedic Rehabilitation Division, which also benefited from the impact of the acquisition of Empi. Additionally, there was an increase in sales of our ongoing product lines and an improvement in both gross and operating margin percentages.

          Interest Expense. Our interest expense increased $1.8 million to $7.1 million in 2004 from $5.3 million in 2003. At the beginning of the fourth quarter of 2004, $313.9 million of debt was issued to finance the Empi acquisition. During the fourth quarter, interest expense was $6.6 million. Interest expense in 2003 includes interest on approximately $38.5 million of debt through August 2003 when the debt was repaid with proceeds from a common stock offering.

          Net Income. We achieved net income for the year of $5.5 million compared to net loss of $2.5 million in 2003. The prior year result includes a charge of $7.7 million relating to our early extinguishment of debt in August 2003. Without this charge, we would have had adjusted income of $3.0 million. Therefore, on a comparable basis, our net income increased 83% in 2004 over the adjusted 2003 level. (Refer to the adjusted income on page 42.)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

          Net sales. Our net sales for the year ended December 31, 2003 were $108.1 million compared to $95.5 million in 2002, an increase of 13%. Increases were achieved in both the Surgical Implant and Orthopedic Rehabilitation Divisions, which contributed 33% and 67% of total net sales, respectively.

          The following table sets forth the sales geographic mix for each of our divisions. The amounts shown for the Orthopedic Rehabilitation Division include the six-week period prior to our February 8, 2002 acquisition of Chattanooga Group, Inc. so as to make the comparisons more meaningful.

(In thousands, except %)	Domestic			International			Total
			%			%			%
	2003	2002	Growth	2003	2002	Growth	2003	2002	Growth
Surgical Implant Division	$29,754	$27,729	7.3%	$5,743	$4,160	38.1%	$35,497	$31,889	11.3%

Orthopedic Rehabilitation Division	64,217	63,397	1.3%	8,345	6,161	35.4%	72,562	69,558	4.3%

Total	$93,971	$91,126	3.1%	$14,088	$10,321	36.5%	$108,059	$101,447	6.5%

          We continued to increase our market penetration in domestic surgical implant sales as we continued to build our United States sales force for reconstruction and spinal products. In the Surgical Implant Division we had sales of $35.5 million for the year ended December 31, 2003 compared to $31.9 million for the year ended December 31, 2002, an increase of 11%. Domestic Surgical Implant Division sales for 2003 grew more than 7% to $29.8 million compared to $27.7 million in 2002. The year over year growth rate in this division increased in each quarter, from flat in the first quarter (when compared to the first quarter of 2002), to 6% in the second quarter, 9% in the third quarter, and 14% in the fourth quarter. The primary contributor to improved domestic sales performance in this division was the increase in the number and quality of sales representatives selling our product. International sales also improved over the prior year to $5.7 million in 2003 from $4.2 million in 2002. More than two-thirds of this increase was attributed to increased purchases from our largest international distributor in Japan. The remaining increase was the result of adding new distributors outside the U.S. in new territories.

     In the Orthopedic Rehabilitation Division, the 2003 results include a full year of Chattanooga Group operations as opposed to eleven months in 2002. The Orthopedic Rehabilitation Division had sales of $72.6 million in 2003 compared to sales during 2002 of $69.6 million, representing a 4% increase for the division. The Orthopedic Rehabilitation Division’s 2003 results represent a growth rate of approximately 4% compared to 2002 when the division had total revenue of $69.6 million (including the six week period prior to our February 8, 2002 acquisition of Chattanooga Group, Inc.). Including the pre-acquisition period of 2002, the Orthopedic Rehabilitation Division’s domestic sales increased 1% for 2003 over 2002 while international sales increased 35% for 2003 over 2002. This division’s growth was primarily due to the introduction of new products and increased penetration in international markets.

     Gross margin. Our gross margin as a percentage of net sales grew 1.6 percentage points to 49.8% in 2003 from 48.2% in 2002. This increase was primarily due to favorable product mix resulting from increased sales in the Surgical Implant Division which had the highest gross margins of our divisions, increased sales of new products with higher margins and continued efforts to improve manufacturing costs. Gross margin as a percentage of net sales improved for both divisions in 2003 over 2002. The Surgical Implant Division’s gross margin as a percentage of net sales increased to 70.0% in 2003 from 69.0% in 2002 due largely to sales mix in favor of new products that yield higher margins and efforts to reduce manufacturing costs. Gross margin as a percentage of net sales for the Orthopedic Rehabilitation Division increased 2.1 percentage points to 39.9% for the year ended December 31, 2003 due to lower manufacturing costs and the launch of several new, higher margin products.

     Selling, General and Administrative. In absolute dollar terms, selling, general, and administrative expenses increased 11% for the year, to $39.5 million in 2003 from $35.6 million in 2002. However, as a percentage of net sales, selling, general, and administrative expenses declined to 36.6% in 2003 from 37.2% in 2002. The reduction of selling, general, and administrative expenses as a percentage of net sales is due to continued cost reduction efforts, including, but not limited to, controlling warehouse and distribution costs, which declined by almost $600,000, or 24% year over year. As a result of increased sales and new agent relationships, commissions and royalties expense increased by approximately $1.4 million primarily due to increased sales in both divisions. Selling and marketing expense increased by a total of $1.9 million, in line with the increase in sales and related activities in both divisions and sales force reorganization activities in the Orthopedic Rehabilitation Division. We incurred significant costs related to compliance with new requirements for corporate governance and reporting as a result of the Sarbanes-Oxley Act of 2002. Most of the remaining increase for selling, general, and administrative expenses was due to the inclusion of a full year of Chattanooga Group expenses compared to a shortened period in the acquisition year of 2002, and increased payroll costs related to performance incentives.

     Research and Development. Our research and development expenses increased to $5.0 million, or 4.6% of total revenues, for the year ended December 31, 2003 from $3.4 million, or 3.6% of total revenues, for the year ended December 31, 2002. This dollar increase of 48% was primarily due to expanded efforts to develop new products across all divisions including the Keramos ceramic-on-ceramic acetabular hip replacement, the Reverse Shoulder Prosthesis for use in shoulder implants, the 3DKnee System, the Cyclone anterior cervical plate and three electrotherapy products - the Intelect Legend XT, Vectra Genisys and Intelect Transport.

     Operating Income. Our operating income increased $2.1 million, or 30%, to $9.2 million in 2003 from $7.1 million in 2002. Improved sales and margin drove this improvement in our operating results.

     Interest Expense. Our interest expense declined $1.9 million to $5.3 million in 2003 from $7.2 million in 2002. This was the result of the elimination of a significant portion of our long-term debt by the end of the third quarter of 2003. During the fourth quarter, interest expense was $170,000. During the third quarter, we completed a public offering of common stock raising gross proceeds of $42.6 million. The net proceeds of this offering were used to pay approximately $38.5 million of outstanding debt.

     Early extinguishment of debt. We recorded approximately $7.7 million of expenses in the third quarter of 2003 due to the early repayment of our outstanding debt using proceeds from the equity offering completed in August. Amortization of warrant and debt issue costs from the beginning of the year through the debt extinguishment date (which totaled $2.2 million) were included as part of interest expense. All but approximately $650,000 of the $7.7 million charge represented a non-cash expense for unamortized warrant and debt issue costs.

     Net Income (Loss). We recorded a net loss for the year of $2.5 million compared to net income of $6,000 in 2002. Excluding the charges for early extinguishment of debt, 2003 net income would have been $3.0 million.

     The following table, which has been presented on a non-GAAP basis, has been provided to reconcile our net loss for the twelve-month period ended December 31, 2003 to adjusted income for that same period. The adjusted income excludes the impact of the expensing of prepayment penalties and unamortized warrant and debt issue costs associated with the early extinguishment of debt during the third quarter of 2003 (of which only $650,000 was cash). The adjusted income has been included as it is deemed to provide meaningful information regarding the period’s performance excluding the additional expense associated with the early debt extinguishment, which is a non-recurring transaction that we consummated upon the closing of the $43 million offering of our common stock in August 2003. The following should be read in conjunction with our actual financial results presented above, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP).

Year
Ended
Reconciliation of Adjusted Income (in thousands)	12/31/03
Loss before income taxes, as reported	$(3,483)

Warrant expense, unamortized debt issues costs and prepayment penalties expensed in connection with early payment of debt	7,674

Income before income taxes, as adjusted	4,191
Provision for income taxes	1,174

Income, as adjusted	$3,017

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to inventory, revenue recognition, deferred taxes, goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material impact to our financial statements.

Inventory Reserves

     The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record inventory at the lower of cost or market, with cost based upon average actual cost. We maintain inventory reserves for such issues as slow moving or excess inventory, product obsolescence and declines in valuation. In each division we use a specific identification methodology, which can occur whenever there is a change in strategy. In addition, we review sales performance on at least a quarterly basis to determine the amounts that we should add to the existing reserve. We monitor reserves on a quarterly basis and make changes as determined by the processes referred to above. To determine the adequacy of our reserves at each reporting date we analyze the following, among other factors:

•	Current inventory quantities on hand;

•	Product acceptance in the marketplace;

•	Customer demand;

•	Historical sales;

•	Forecasted sales;

•	Product obsolescence; and

•	Technological innovations.

     If there is a material change due to the factors listed above, the current level of the reserve for inventory may not be adequate and would result in our increasing the reserve level. Any modifications to our estimates of our reserves are reflected in cost of sales within the statement of operations, during the period in which such modifications are determined necessary by management.

     Our Surgical Implant Division products are sold in the United States at the time the product is used in a surgical procedure. As such, we must maintain sufficient quantities of our products at many locations throughout the country. This requires a large amount of inventory to be on hand for each Surgical Implant Division product we sell. It also increases the sensitivity of this line of business to obsolescence reserve estimates.

     The Orthopedic Rehabilitation Division also consigns a portion of inventory to clinics and other healthcare provider locations to allow its products to be immediately dispensed to patients. Since this inventory is not in our possession, we reserve for those devices that are not accounted for during periodic inventory counts conducted by our sales representatives. The reserve is based on historical trends.

Revenue Recognition

     Our Surgical Implant Division products are sold through a network of independent sales representatives in the United States, as well as distributors outside the United States. We record revenues from sales made by sales representatives, who are paid commissions upon the ultimate sale of the products, at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. We record revenues from sales to customers outside the United States at the time the product is shipped to the distributor. Our international distributors, who sell the products to their customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay us within specified terms, regardless of when they sell the products. In addition, there is no price protection available to distributors.

     We sell our Orthopedic Rehabilitation Division products through a variety of distribution channels. We sell our clinical rehabilitation products to dealers. We sell our soft goods products to distributors, retail outlets and various medical and sports establishments. For both of these channels, we record sales at the time the product is shipped to the customer. Customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products and have no price protection except for distributors who participate in our rebate program. For our home therapy products, we recognize wholesale revenue when we ship our products to our wholesale customers. We recognize retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient’s insurance has been verified. For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.

     Reserves for Sales Allowances, Product Returns, Rebates and Rental Credits. We have established reserves to account for sales allowances, rebates, product returns and rental credits. Significant management judgment must be used and estimates made in connection with establishing the sales returns, rebates and other allowances in any accounting period.

     The reserves for sales allowances and rebates account for sales of our products below the invoice price. Such sales generally result from agreements that we enter into with certain customers that permit them to pay us for our products in amounts that are below the invoice price of the product. We estimate the amount of the reduction based on historical experience and invoices generated in the period in question. We consider the impact of new contract terms or modifications of existing arrangements with our customers.

     The reserve for product returns accounts for customer returns of our products after purchase. These returns are mainly attributable to a third-party payor’s refusal to provide a patient release or reimbursement for the product or the inability of the product to adequately address the patient’s condition. This reserve is provided for by reducing gross revenue by an amount based on our historical rate of returns.

     Our reserve for rental credit recognizes a timing difference between billing of a purchase and processing of a rental credit associated with some of our electrotherapy devices. Many insurance providers require patients to rent our rehabilitation devices for a period of one to three months prior to purchase. If the patient has a long-term need for the device, these insurance companies may authorize purchase of the device after such time period. When the device is purchased, most providers require that rental payments previously made on the device be credited toward the purchase price. These credits are processed at the time the payment is received for the purchase of the device, which creates a time lag between billing of the purchase and processing of the rental credit. Our rental credit reserve accounts for unprocessed rental credits based on the number of devices converted to purchase. The reserve is calculated by first assessing the number of our products being rented during the relevant period and our historical conversion rate of rentals to sales, and then reducing our revenue by the applicable amount. The cost to refurbish rented products is expensed as incurred as part of cost of sales.

     Reserve for Uncollectible Accounts Receivable. In addition to the reserves for sales allowances, rebates, returns and rental credits, we have also established a reserve for uncollectible accounts receivable. These uncollectible accounts are a result of nonpayment from our customers and patients. The reserve is based on historical trends and current relationships with our customers and providers.

Deferred Tax Asset Valuation Allowance

     In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether we attain future taxable income during the periods in which those temporary differences become deductible. Based upon management’s projections of future taxable income, and the periods and manner in which our deferred tax assets will be available, management estimates that it is more likely than not that all of our deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance.

     Our gross deferred tax asset balance is approximately $11.1 million at December 31, 2004 and primarily relates to inventory and other reserves, accrued compensation and a net operating loss carry forward. Based on our current projections, we estimate that we will utilize these deferred tax items in future years before expiration.

Goodwill and Intangible Assets

     We must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination or asset acquisition, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to valuations of intangible assets acquired in connection with a business combination or asset acquisition, we use external third-party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life, or the recoverability of the remaining balances of our goodwill and other intangible assets. If such events or circumstances were to indicate that the carrying amount of those assets would not be recoverable, we would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. The process of evaluating the potential impairment is subjective and requires management to exercise judgment in making assumptions related to future cash flows and discount rates. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, we would recognize an impairment loss. Goodwill was tested for impairment during the fourth quarters of 2004 and 2003. For both years, we concluded that there was no impairment of goodwill.

     At December 31, 2004, we have goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, net
Surgical Implant Division	$3,422	$699
Orthopedic Rehabilitation Division	282,809	86,998

Total	$286,231	$87,697

Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43 Chapter 4 “Inventory Pricing”, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) amends SFAS 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense is to be charged during the vesting period. Pro forma disclosure is no longer an alternative. The new standard will become effective for us in the third quarter of 2005. We are currently evaluating the impact of the adoption of SFAS 123(R) and the impact it will have on our financial position and results of operations.

Significant Demands

Inventory

     The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. Throughout our history, our largest demand for capital has come from inventory. Our Surgical Implant Division must maintain sufficient quantities and a complete array of sizes of our products in consigned locations throughout the country for surgeries to be performed on a daily and timely basis. Our Orthopedic Rehabilitation Division also maintains inventory consignment for its at-home therapy products. In addition, all of our divisions must have sufficient quantities on hand to supply their dealers and distributors with product within a reasonable timeframe based on market needs.

Capital Expenditures

     The following table summarizes our capital expenditures during the indicated periods:

(in thousands)	2004	2003	2002
Buildings and leasehold improvements	$264	$182	$58
Equipment	1,683	917	354
Software	623	36	528
Furniture and fixtures	1,360	394	87
Surgical implant instrumentation	1,888	1,323	467

Total	$5,818	$2,852	$1,494

     We have made significant investments in the surgical implant instrumentation required to implant our surgical products. The size of our investment in this instrumentation has increased due to the increasing size of our sales force and the expansion of our product lines. Consistent with industry practice, we provide surgeons with the implant instruments necessary to implant the device surgically. Following surgery, the instruments are returned to our agents or us, and the hospital pays us for any products used in the surgery. In the United States, we capitalize and depreciate the surgical implant instrumentation we utilize in support of our domestic sales force, whereas the instruments are sold to our international customers. The depreciation associated with the surgical implant instrumentation is accounted for as a selling expense and is included as part of total selling, general and administrative expenses. We have invested in various machine tools in order to increase our manufacturing capacity. We primarily acquire our machinery through capital leases or acquisitions. Additionally, we have devoted significant capital resources to expanding and improving our information systems through the addition of computer hardware and software, and various other related equipment required to support a growing organization.

     We acquired $14.2 million of property and equipment in connection with the acquisition of Empi in 2004. Additionally, we acquired $5.8 million in property and equipment related to our acquisition of the Chattanooga Group in 2002.

Research and Development

     Our industry is characterized by continual technological improvement. Our customers demand innovation for a variety of reasons including increased range of motion, faster recovery periods, ease of use and longer product life span among other things. In response to this demand, we have continued to invest in research and development efforts to benefit both of our divisions. Our product enhancements and new product development processes typically require FDA and international regulatory agency approval. As such, we must invest significant time and resources in order to meet our customers’ expectations. We committed 4.5% of net sales during 2004, 4.6% during 2003 and 3.6% during 2002 to our research and development efforts and we expect to maintain or increase this level of commitment as we continue to grow.

     In 2004, the Surgical Implant Division continued the rollout of the 3DKnee, which continues to fuel the growth in knee sales. The 3DKnee was introduced in Germany and the Middle East this year. The Surgical Implant Division also continued the rollout of the Keramos ceramic hip acetabular cup in 2004, making Encore one of only two companies to offer both metal-on-metal and ceramic-on-ceramic bearings for total hips in the United States. Additional new product releases in 2004 include the EPIK Unicondylar Knee, offset head and revision options for the Foundation Shoulder system, and the rollout of the Cyclone Anterior Cervical Plate. In our Orthopedic Rehabilitation Division, we introduced a new line of electrotherapy products. With the recently announced Food and Drug Administration 510(k) clearance of our new orthopedic therapy laser devices, which we will market as part of our clinical electrotherapy and therapeutic ultrasound product lines, and our ongoing clinical trials involving our Mobile Bearing Knee System and Reverse Shoulder Prosthesis, we continue to build a healthy pipeline of innovative, technologically-advanced products.

Liquidity and Capital Resources

      During the twelve months ended December 31, 2004, our operating activities provided $0.3 million of cash as compared to $10.9 million provided for the twelve months ended December 31, 2003, resulting in a net decrease of $10.6 million. This decrease in operating cash flow results primarily from increases in our gross accounts receivable and inventory balances which are offset by improved net income, adjusted for non-cash items. Our accounts receivable in 2004 used cash of $22.5 million due to increasing sales levels while in 2003 accounts receivable used cash of $6.2 million. These differences resulted in a decline in operating cash flow of $16.3 million from 2003. During 2004, our inventory used cash of $9.5 million, whereas in 2003 increases in our inventory used cash of $4.4 million. This results in a decline in operating cash flow of $5.1 million from 2003. Additionally, our accounts payable and accrued liabilities in 2004 used cash of $1.2 million, as opposed to 2003 when increases in payables and accrued liabilities provided cash of $1.6 million. This resulted in a decrease in cash flow of $2.8 million from year to year. These declines in operating cash flow were offset by an improvement in our net income, adjusted for non-cash items. Net income, adjusted for non-cash items, provided $33.5 million in operating cash flow during 2004, an increase of $13.5 million from the $20.0 million provided in 2003.

      Investing activities used $288.3 million of cash for the twelve months ended December 31, 2004 compared to $37.8 million of cash for the twelve months ended December 31, 2003. This increase is primarily due to the purchase of Empi during 2004, which utilized $316.8 million of cash. Capital expenditures used an additional $3.0 million in 2004 over the capital expenditure outlays in 2003. A significant portion of our ongoing capital expenditures related to instrument sets required by our Surgical Implant Division to service the additional sales and the growth in the domestic sales force. We also invested in machine tools in order to increase our manufacturing capacity and in hardware and software to improve our information systems both of which are necessary to support a growing organization. Additionally, we used $826,000 of cash to purchase a license to manufacture and sell products utilizing a patented implant design and mechanism and to purchase the rights to manufacture a new laser therapy device. The conversion of our invested cash from securities with maturities greater than three months into cash resulted in a $35.0 million source of cash from investing activities.

      Cash provided by financing activities in the twelve months of 2004 increased by $260.7 million to $297.4 million when compared to 2003, when cash provided by financing activities was $36.7 million. This increase is primarily the result of capital raising activities to support our acquisition strategy. Proceeds from the net issuance of our long-term debt were $296.0 million in 2004. This compared to 2003 when net payments on long-term debt were $37.6 million. In 2004, we received $1.0 million in net proceeds from issuance of common stock principally related to the exercise of stock options. In 2003 we received $74.2 million in net proceeds from common stock issuances primarily from the two separate offerings of our common stock for a total of 16.6 million shares providing net proceeds of $73.5 million. The remaining net proceeds from common stock were from the exercise of warrants and options. In addition, in 2004, we received $0.3 million in additional proceeds from short-swing profits related to the completion of our public offering of six million shares of our common stock in December 2003.

     Since our inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. We believe there is sufficient liquidity to fund current operations and contingencies. On October 4, 2004, we entered into a new senior credit facility with a syndicate of banks, financial institutions and other institutional lenders led by Bank of America, N.A., that provides for aggregate borrowings of up to $180 million, comprised of a five-year $30 million revolving credit facility, and a six-year $150 million term loan facility (the “Credit Facility”). Proceeds from the term loan facility were used to finance the cash portion of our purchase of Empi. The revolving credit facility is available to be used for general corporate purposes, subject to certain limitations. As of December 31, 2004, we had not borrowed any of this available amount. We executed various security documents, and we pledged all of our domestic assets and 66% of the equity holdings of our foreign subsidiary to the lenders to secure the financing under the Credit Facility. The interest rate under the Credit Facility is dependent on, among other things, our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. Based on that ratio as of December 31, 2004, our interest rate is equal to Bank of America’s base rate plus 0.5%, or the London Interbank Offered Rate (LIBOR) plus 3.00%. In February 2005, we borrowed funds from our existing line of credit to finance the $14.5 million cash purchase price of a new acquisition. There are potential future milestone payments of $1.5 million related to this acquisition based upon the performance of the acquired product lines.

     Beginning March 30, 2005, the term loan facility is payable in quarterly installments of principal of (a) $1.875 million, for each of the first 12 quarterly periods, (b) $3.75 million, for each of the next eight quarterly periods, and (c) $24.375 million, for each of the last four quarterly periods, with the last payment due in October 2010.

      Additionally, on October 4, 2004, we sold $165 million in aggregate principal amount of 9 3/4% senior subordinated notes due 2012 (the “notes”) to institutional investors at a purchase price of 99.314% of the principal amount of the notes. Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semi-annually on April 1 and October 1, beginning on April 1, 2005. The lender’s rights under the notes are junior and subordinate to the rights of the various lenders and the security interests created by the security documents executed pursuant to the Credit Facility.

     These debt arrangements contain operating and financial agreements and restrictions, which may restrict our business and financing activities. These debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations. The debt agreements also require us to meet certain financial tests. As of the date of this report, we are in compliance with all debt covenants and warranties.

     On August 11, 2003, we sold 10,637,500 shares of our common stock for $4.00 per share in a public offering. This offering generated total gross proceeds of approximately $42.6 million and we used the net proceeds of approximately $39.0 million to repay all of our outstanding indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC and our outstanding indebtedness under our previous Bank of America credit facility.

     On December 17, 2003, we sold an additional 6,000,000 shares of our common stock for $6.25 per share in a public offering. This offering generated total gross proceeds of approximately $37.5 million and we used the net proceeds of approximately $34.5 million as a portion of the consideration for the recent Empi acquisition.

     We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our existing $30 million revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt repayment obligations and potentially smaller product acquisitions.

     While we currently believe that we will be able to meet all of our financial covenants imposed by our credit agreements, there is no assurance that we will in fact be able to do so or that we will be able to obtain a waiver of default or amendments to our credit agreements in the future.

     We continue to expand our business through selected acquisitions of businesses or products in the orthopedic industry. We have completed four acquisitions since 2000 that have allowed us to extend our business in the orthopedic market to include rehabilitation equipment. We have a history of raising capital through a combination of debt and equity offerings to finance these acquisitions. As additional financing needs arise, we will consider sources of financing to include a combination of debt or equity. We may issue debt or equity in anticipation of future financing needs, to position our capital structure towards a certain debt-to-equity range or to replace existing borrowing agreements.

     In addition to the current restrictions and requirements contained in our current loan and credit agreements, the maximum amounts allowable to borrow under our current credit facilities could limit our flexibility in obtaining additional financing and in pursuing other business opportunities. This potential high degree of leverage could have negative consequences for us, including the following: (i) our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or financing may not be available to us on favorable terms; (ii) we would need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future; (iii) payments on our indebtedness would reduce the funds that would otherwise be available for operations and future business opportunities; (iv) a substantial decrease in net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations; (v) our debt level could make us more vulnerable than our competitors to a downturn in either our business or the economy generally; and (vi) because some of our debt has a variable rate of interest, it would expose us to the risk of increased interest rates.

Contractual Obligations, Commercial Commitments, and Leases

     The following table summarizes our contractual obligations associated with our long-term debt, lease obligations and purchase obligations for periods after December 31, 2004:

	Payment due by period
(in thousands)	Total	<1 year	1–3 years	3-5 years	>5 years
Long-term debt obligations	$315,381	$8,253	$15,736	$30,000	$261,392
Capital lease obligations	172	93	79	—	—
Operating lease obligations	7,408	2,149	3,281	1,978	—
Purchase obligations	56,060	36,885	14,023	5,152	—

Total	$379,021	$47,380	$33,119	$37,130	$261,392

     As of December 31, 2004, we had entered into purchase commitments for inventory, capital acquisitions and other services totaling approximately $41.9 million in the ordinary course of business. The purchase obligations shown above include an annual commitment of $506,250 to our third party supplier in Mexico who supplies the labor component necessary to assemble and finish our soft goods products, as well as approximately $3.0 million committed to a manufacturer in China to build PC boards for our existing and new electrotherapy lines for our Orthopedic Rehabilitation Division. The contract we entered into with the manufacturer located in Acuna, Mexico expires on June 30, 2006, and may be renewed for a term of one to three years by mutual agreement.

     In addition, we are obligated to purchase $5.7 annually from Medireha GmbH, which is 50% owned by us, under a distribution agreement granting us exclusive rights to the distribution of products that Medireha manufactures. We have included this annual commitment in our purchase obligations above through June 30, 2007, the expiration date of our agreement.

Related Party Transactions

     During the first quarter of 2004, in accordance with Section 16(b) of the Securities Exchange Act of 1934, we received $288,000 from a greater than 10% stockholder and its affiliates, which represented “short-swing profit” under Section 16 of the Exchange Act. The funds were earned when shares of our stock were sold in our December 2003 public offering, which was within six months of the date the stockholders received warrants to acquire shares of our stock. The amounts received were recorded as an increase to additional paid-in capital.

     On October 4, 2004, we paid Galen Advisors LLC, an affiliate of one of our greater than 10% stockholders, a consulting fee of $1 million in connection with our acquisition of Empi. This payment resulted from a consulting agreement with Galen Advisors LLC that we entered into in November 2003. Under the terms of this agreement, Galen Advisors LLC assisted us in identifying, negotiating and consummating strategic acquisitions. We agreed to pay a one-time fee of $1 million for these services immediately following the closing, if any, of one or more merger or acquisition transactions with a purchase price equal to or in excess of $25.0 million in the aggregate. This consulting agreement terminated upon the payment of this fee.

Forward Looking Statements

     The foregoing Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, our dependence on the ability of our third-party manufacturers to produce components on a basis that is cost-effective to us, market acceptance of our products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the availability to locate acceptable acquisition candidates and then finance and integrate those acquisitions and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. Our primary exposure is to changing interest rates. We are exposed to interest rate risk in connection with our Credit Facility, which bears interest at floating rates based on the London Interbank Offering Rate (LIBOR) or the prime rate plus an applicable borrowing margin. Our outstanding balance under this agreement was $150 million as of December 31, 2004.

     We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. Our $180 million credit facility is based on variable interest rates. As of December 31, 2004, utilizing a hedging strategy, we have swapped variable rates for fixed rates on $50 million of the borrowing under the Credit Facility thereby locking in a fixed rate on this portion of the principal. All of our other debt is fixed rate debt. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

     Over the past year, in particular with the Empi acquisition, we have begun to directly distribute our Orthopedic Rehabilitation Division products in selected foreign markets, and some of the sales of our products in European markets are denominated in Euros, which would cause currency fluctuations to more directly impact our operating results. For example, in periods in which the Euro strengthens against the U.S. dollar, our international net revenues increase because our Euro denominated net revenues will translate into a greater number of U.S. dollars. Conversely, in periods in which the Euro weakens against the U.S. dollar, our international revenues decrease because our Euro denominated net revenues will translate into fewer U.S. dollars. During the fourth quarter of 2004, our average monthly Euro sales approximated $4.1 million. This fourth quarter amount is more indicative of our future international operations following the purchase of Empi’s international operations.

     Our German subsidiary, whose functional currency is Euros, is billed for certain inventory in U.S. Dollars. Our U.S. operations are subject to risk associated with international currency exchange rates on purchases of inventory from a small number of suppliers. Our German subsidiary currently utilizes international currency derivatives to limit its risk to currency fluctuations. These derivatives are in the form of forward currency contracts used to manage currency fluctuation on purchases of inventory that are denominated in U.S. Dollars.

     To date, we have not used international currency derivatives to hedge against our investment in our German subsidiary or its operating results, which are converted into U.S. Dollars at period-end and average rates, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Encore Medical Corporation:

We have audited the accompanying balance sheets of Encore Medical Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Medical Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Encore Medical Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Austin, Texas
March 14, 2005

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our senior management, including our chief executive officer and our chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2004. KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting, which is included herein.

The scope of our assessment of the effectiveness of our internal control over financial reporting includes the Company’s consolidated subsidiaries except for Empi, Inc. and its subsidiaries (Empi), a material business acquired by the Company on October 4, 2004. The Company’s consolidated net sales for the year ended December 31, 2004 were approximately $163.5 million, of which Empi represented approximately $41.4 million. The Company’s consolidated total assets as of December 31, 2004 were approximately $552.1 million, of which Empi represented approximately $107.2 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Encore Medical Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Encore Medical Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Encore Medical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Encore Medical Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Encore Medical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Encore Medical Corporation acquired Empi, Inc. and subsidiaries (Empi) on October 4, 2004, and management excluded from its assessment of the effectiveness of Encore Medical Corporation’s internal control over financial reporting as of December 31, 2004, Empi’s internal control over financial reporting associated with total assets of $107.2 million, and total revenues of $41.4 million included in the consolidated financial statements of Encore Medical Corporation and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Encore Medical Corporation also excluded an evaluation of the internal control over financial reporting of Empi.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Medical Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Austin, Texas
March 14, 2005

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$19,889	$10,074
Investments	—	35,013
Accounts receivable, net	58,588	13,175
Inventories, net	49,129	29,579
Current deferred tax asset	8,831	2,512
Prepaid expenses and other current assets	2,691	1,502

Total current assets	139,128	91,855

Property and equipment, net	26,886	11,260
Goodwill	286,231	18,146
Intangible assets, net	87,697	14,095
Other assets	12,197	1,024

Total assets	$552,139	$136,380

Liabilities, Stockholders’ Equity and Minority Interest

Current liabilities:
Current portion of long-term debt	$8,346	$1,088
Accounts payable	10,850	4,617
Accrued expenses	29,049	6,783

Total current liabilities	48,245	12,488

Long-term debt, net of current portion	307,207	5,383
Non-current deferred tax liability	34,682	4,844
Other non-current liabilities	867	556

Total liabilities	391,001	23,271

Minority interest	821	—

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,204,000 and 43,271,000 shares issued, respectively	52	43
Additional paid-in capital	154,894	117,764
Notes receivable for sale of common stock	(948)	(1,100)
Retained earnings (accumulated deficit)	3,576	(1,951)
Accumulated other comprehensive income	4,390	—
Less cost of repurchased stock, warrants and rights (512,000 shares)	(1,647)	(1,647)

Total stockholders’ equity	160,317	113,109

Total liabilities, stockholders’ equity and minority interest	$552,139	$136,380

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net sales	$163,538	$108,059	$95,491
Cost of sales	75,606	54,287	49,451

Gross margin	87,932	53,772	46,040

Operating expenses:
Selling, general and administrative	64,819	39,535	35,550
Research and development	7,417	5,022	3,397

Income from operations	15,696	9,215	7,093

Other income (expense):
Interest income	429	142	136
Interest expense	(7,089)	(5,305)	(7,212)
Early extinguishment of debt	—	(7,674)	—
Other income, net	115	139	301

Income (loss) before income taxes and minority interest	9,151	(3,483)	318
Provision (benefit) for income taxes	3,529	(966)	312
Minority interest	95	—	—

Net income (loss)	$5,527	$(2,517)	$6

Net income (loss) per common share:

Basic earnings (loss) per share	$0.12	$(0.12)	$0.00
Shares used in computing basic earnings (loss) per share	44,936	20,848	10,429

Diluted earnings (loss) per share	$0.12	$(0.12)	$0.00
Shares used in computing diluted earnings (loss) per share	46,281	20,848	26,477

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(in thousands)

						Notes
						Receivable		Retained	Accum.
					Additional	for Sale of	Deferred	Earnings	Other	Repurchased Stock,		Total
	Preferred Stock		Common Stock		Paid-In	Common	Compen-	(Accum.	Comprehen-	Warrants and Rights		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	sation	Deficit)	sive Income	Shares	Amount	Equity
Balances at December 31, 2001	132	$12,840	11,441	$11	$22,052	$(1,187)	$(56)	$560	$—	(635)	$(2,043)	$32,177

Net income	—	—	—	—	—	—	—	6	—	—	—	6
Issuance of common stock	—	—	168	1	185	—	—	—	—	—	—	186
Equity awards	—	—	—	—	223	—	—	—	—	—	—	223
Amortization of deferred compensation	—	—	—	—	—	—	42	—	—	—	—	42
Purchase of treasury stock	—	—	—	—	—	23	—	—	—	(22)	(23)	—
Tax benefit associated with stock options	—	—	—	—	24	—	—	—	—	—	—	24
Issuance of treasury stock for services provided in connection with the Chattanooga Group, Inc. acquisition	—	—	—	—	32	—	—	—	—	148	435	467
Issuance of stock purchase warrants	—	—	—	—	7,904	—	—	—	—	—	—	7,904

Balances at December 31, 2002	132	12,840	11,609	12	30,420	(1,164)	(14)	566	—	(509)	(1,631)	41,029

Net loss	—	—	—	—	—	—	—	(2,517)	—	—	—	(2,517)
Issuance of common stock, net of offering costs of $6.6 million	—	—	16,778	17	74,205	—	—	—	—	—	—	74,222
Equity awards	—	—	—	—	141	—	—	—	—	—	—	141
Amortization of deferred compensation	—	—	—	—	—	—	14	—	—	—	—	14
Conversion of preferred stock to common stock	(132)	(12,840)	13,235	13	12,827	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	1,649	1	15	—	—	—	—	(3)	(16)	—
Tax benefit associated with stock options	—	—	—	—	156	—	—	—	—	—	—	156
Note payments	—	—	—	—	—	64	—	—	—	—	—	64

Balances at December 31, 2003	—	—	43,271	43	117,764	(1,100)	—	(1,951)	—	(512)	(1,647)	113,109

Net income	—	—	—	—	—	—	—	5,527	—	—	—	5,527
Foreign currency translation gain loss	—	—	—	—	—	—	—	—	4,560	—	—	4,560
Change in hedging gains and losses, net of tax	—	—	—	—	—	—	—	—	(170)	—	—	(170)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	9,917
Issuance of common stock in connection with the Empi acquisition	—	—	8,000	8	35,080	—	—	—	—	—	—	35,088
Equity awards	—	—	—	—	378	—	—	—	—	—	—	378
Exercise of common stock warrants	—	—	550	1	5	—	—	—	—	—	—	6
Short swing profits	—	—	—	—	288	—	—	—	—	—	—	288
Exercise of common stock options	—	—	383	—	1,002	—	—	—	—	—	—	1,002
Tax benefit associated with stock options	—	—	—	—	377	—	—	—	—	—	—	377
Note payments	—	—	—	—	—	152	—	—	—	—	—	152

Balances at December 31, 2004	—	$—	52,204	$52	$154,894	$(948)	$—	$3,576	$4,390	(512)	$(1,647)	$160,317

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$5,527	$(2,517)	$6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,780	3,032	3,329
Amortization of intangibles	1,694	962	1,113
Amortization of debt issuance costs and early extinguishment of debt	708	7,547	2,467
Non-cash interest expense	24	474	606
Stock-based compensation	135	155	265
Tax benefit associated with stock options	377	156	24
Deferred taxes	(1,474)	(28)	235
Loss on disposal of assets	363	10	25
Sales returns, rebates and other allowances	16,007	7,651	9,249
Inventory reserves	5,284	2,561	1,313
Minority interest	95	—	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
(Increase) decrease in accounts receivable	(22,547)	(6,191)	(9,092)
(Increase) decrease in inventories	(9,506)	(4,439)	2,046
(Increase) decrease in prepaid expenses, other assets and liabilities	24	(78)	108
(Decrease) increase in accounts payable and accrued expenses	(1,197)	1,634	(2,090)

Net cash provided by operating activities	294	10,929	9,604
Cash flows from investing activities:
Acquisition of subsidiaries	(316,837)	—	(35,749)
Acquisition of intangibles	(826)	—	—
Purchases of property and equipment	(5,818)	(2,852)	(1,494)
Proceeds from sale of assets	177	42	15
Purchase of held-to-maturity investments	—	(35,013)	—
Maturity of held-to-maturity investments	35,013	—	—

Net cash used in investing activities	(288,291)	(37,823)	(37,228)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,008	74,222	186
Proceeds from notes receivable for sale of common stock	152	64	—
Proceeds from short-swing profit	288	—	—
Proceeds from long-term obligations	313,892	5,000	40,529
Payments on long-term obligations	(6,109)	(42,571)	(15,865)
Payment of debt issuance costs	(11,783)	—	(2,374)

Net cash provided by financing activities	297,448	36,715	22,476

Effect of exchange rate on cash and cash equivalents	364	—	—

Net increase (decrease) in cash and cash equivalents	9,815	9,821	(5,148)

Cash and cash equivalents at beginning of year	10,074	253	5,401

Cash and cash equivalents at end of year	$19,889	$10,074	$253

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,849	$3,931	$4,069
Cash paid for income taxes	3,871	31	1,555

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of a subsidiary	$35,088	$—	$—
Purchase of technology through the issuance of notes payable	250	—	—
Capital lease obligations related to equipment leases	—	270	—
Issuance of stock purchase warrants	—	—	7,904
Issuance of treasury stock for services provided	—	—	467
Notes redeemed for repurchase of common stock	—	—	(23)

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

     1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

The accompanying consolidated financial statements include the accounts of Encore Medical Corporation (we, our, us, Encore, or the Company), a Delaware corporation, and its wholly owned subsidiaries and those entities in which we hold a controlling interest. We are a diversified orthopedic company that designs, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices including surgical implants, products for orthopedic rehabilitation, pain management and physical therapy, and sports medicine equipment. Our products are used primarily by orthopedic surgeons, physical and occupational therapists, athletic trainers, and other healthcare specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, and sports-related injuries. Our non-invasive medical devices and related accessories are primarily used by patients for at-home therapy. We currently market and distribute our products through two operating divisions, our Surgical Implant Division and our Orthopedic Rehabilitation Division. Our Surgical Implant Division offers reconstructive joint products, including hip, knee, shoulder and spinal implants for the orthopedic surgical market. Our Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions.

Principles of Consolidation

The consolidated financial statements include our accounts, those of our wholly owned subsidiaries, and those subsidiaries in which we own a controlling interest. Minority interest reflects the 50% separate ownership of Medireha GmbH. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash consists of deposits with financial institutions. We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. While our cash and cash equivalents are on deposit with high-quality institutions, such deposits exceed FDIC insured limits.

Investments

Investments consist of government securities with readily determinable fair values and original maturities in excess of three months. We account for our investment instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The short-term investments are treated as held to maturity under SFAS No. 115 and are carried at amortized cost, which approximates fair value, due to the short period of time to maturity.

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of accounts receivable. In doing so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Sales Returns, Rebates and Allowances

We must make estimates of the amount of sales returns, rebates and allowances that will eventually be granted. In doing so, management analyzes sales programs that are in effect, contractual arrangements, market acceptance and historical trends when evaluating the adequacy of sales returns, rebates and allowances accounts.

Inventories

Inventory is valued at the lower of cost or market, with cost being average cost. We establish reserves for such issues as slow moving and excess inventory, product obsolescence and valuation impairment. For all divisions, we utilize a specific identification methodology. In addition, sales performance is reviewed on at least a quarterly basis to determine the amounts that should be adjusted to the existing reserve. The reserved inventory items are primarily being disposed of by scrapping or donating to charitable organizations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets that range from three to thirty-nine years. Leasehold improvements and assets subject to capital leases are amortized using the straight-line method over the terms of the leases or lives of the assets, if shorter. We capitalize surgical implant instruments that we provide to surgeons, free of charge, for use while implanting our products and the related depreciation expense is recorded as a component of selling, general and administrative expense. Maintenance and repairs are expensed as incurred.

Capitalized Software

Software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from 3 to 5 years. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training and data conversion costs are expensed in the period in which they are incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. Intangible assets consist of agency rights, transferable licenses, distribution networks, intellectual property, non-compete agreements and customer lists and are carried at cost less accumulated amortization. Amortization of intangibles is computed using the straight-line method over periods ranging from one to thirty-eight years. On an annual basis, and between annual tests in certain circumstances, we review our goodwill and intangible assets to determine if there has been any change in the useful lives of goodwill or intangible assets, or whether there has been impairment of these assets.

Shipping and Handling Costs

The portion of shipping and handling costs which are not reimbursed by customers is included in selling, general and administrative expense. For the years ended December 31, 2004, 2003 and 2002, $1.9 million, $1.8 million and $2.3 million of shipping and handling costs, respectively, were included in selling, general and administrative expenses. All remaining shipping and handling expenses, which are reimbursed by customers, are included as part of net sales and cost of sales.

Revenue Recognition

Our Surgical Implant Division’s products are sold through a network of independent sales representatives in the U.S. and distributors outside the U.S. Revenues from sales made by independent sales representatives, who are paid commissions upon the ultimate sale of the products, are recorded at the time the product is utilized in a surgical procedure (implanted into a patient) and a purchase order is received from the hospital. Revenues from sales to customers outside the U.S. are recorded when the product is shipped to the customer. The distributors, who sell the products to other customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay us within specified terms regardless of when they sell the products. In addition, there is no price protection.

We sell our Orthopedic Rehabilitation Division products through a variety of distribution channels. We sell our clinical rehabilitation products to dealers. We sell our soft goods products to distributors, retail outlets and various medical and sports establishments. For both of these channels, we record sales at the time the product is shipped to the customer. Customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products and have no price protection except for distributors who participate in our rebate program. For our home therapy products, we recognize wholesale revenue when we ship our products to our wholesale customers. We recognize retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient’s insurance has been verified. For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.

We must make estimates of potential future product returns, rebates and other allowances related to current period product revenue. To do so, our management analyzes historical returns, current economic trends, and changes in customer demand and contractual terms when evaluating the adequacy of the sales returns and other allowances. Significant management judgment must be used and estimates must be made in connection with establishing the sales returns, rebates and other allowances in any accounting period. Provisions for product returns, rebates and other allowances are recorded as a reduction to revenue.

Warranty Costs

We provide expressed warranties on certain products, principally within our Orthopedic Rehabilitation Division. The warranty periods typically range from one to two years, and provide for customer return rights relative to defective product. At each reporting period, we estimate our warranty obligations based upon historical experience and known product issues, if any. Activity in the warranty reserve during the years ended December 31, 2004, 2003 and 2002 was as follows:

	Year ended December 31,
	2004	2003	2002
Beginning balance	$419	$402	$293
Amount charged to expense	501	697	729
Deductions	(550)	(680)	(620)

Ending balance	$370	$419	$402

Advertising Costs

We expense advertising costs as they are incurred. During 2004, 2003 and 2002, such costs approximated $2.0 million, $1.3 million, and $1.2 million, respectively.

Research and Development

Research and development expenses primarily relate to the technological development and enhancement of reconstructive and spinal devices, as well as rehabilitation products. Research and development costs are charged to expense as incurred.

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

Foreign Currency Translation

Our foreign subsidiaries use the local currency as their functional currency, which is predominately the Euro. Foreign currency assets and liabilities are translated into U.S. dollars using the period-end exchange rate. Revenue and expenses are translated at the weighted average exchange rate during the period. Translation gains and losses are reported in accumulated other comprehensive income. Transaction gains and losses are reported in earnings as realized.

Derivatives and Hedging Activities

We use derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates and interest rates. We evaluate the amount at risk, risk tolerance, cost of the derivative, and our targeted mix of fixed and floating rates before entering into hedging activities. Generally we use forward contracts to hedge foreign currency cash flows and interest rate swaps to hedge interest expense, both of which are deemed highly effective in hedging fluctuations in the associated rates. Derivatives are recorded on the balance sheet and measured at fair value. Gains and losses that qualify for hedge accounting treatment are reported in accumulated other comprehensive income and are only reported in current income when rate fluctuations of the hedged items are reported. Any ineffective portion of the derivative’s change in fair value is directly recognized in current income. We do not enter into derivative instruments for speculative or trading purposes.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable, approximate fair values due to their short-term nature. We estimate the fair value of our long-term fixed rate debt based on our current borrowing rate for debt with similar maturities, terms and characteristics. At December 31, 2004 and 2003, the carrying value of our long-term debt approximated fair value.

Acquisitions

On October 4, 2004, we acquired all of the issued and outstanding shares of capital stock of Empi, Inc. (“Empi”), a privately held Minnesota corporation, pursuant to the terms of a merger agreement dated August 8, 2004. The total purchase price was $369.8 million. See Note 13 for additional information regarding the Empi acquisition.

On February 8, 2002, we acquired all of the issued and outstanding shares of capital stock of Chattanooga Group, Inc. We acquired the stock for a total purchase price of $36.8 million. See Note 14 for additional information regarding the Chattanooga Group acquisition.

Stock-based Compensation Plans

We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS 148 and SFAS 123, we continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for our plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for under the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus 96-18.

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

		Year Ended December 31,
		2004	2003	2002
Net income (loss)	As reported	$5,527	$(2,517)	$6

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(4,231)	(420)	(280)

Net income (loss)	Pro forma	$1,296	$(2,937)	$(274)

Earnings (loss) per share:
Basic:	As reported	$0.12	$(0.12)	$0.00
	Pro forma	$0.03	$(0.14)	$(0.03)

Diluted:	As reported	$0.12	$(0.12)	$0.00
	Pro forma	$0.03	$(0.14)	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	90.4%	86.4%	86.0%
Risk-free interest rate	3.4%	2.7%	4.1%
Expected life	4 years	4 years	4 years

Comprehensive Income

Comprehensive income includes net income and other comprehensive income. Other comprehensive income refers to unrealized gains and losses that are excluded from current earnings and are recorded directly as an adjustment to stockholders’ equity. These gains and losses often fluctuate before being realized, and are often long-term in nature. The Company’s other comprehensive income is comprised of foreign currency translation adjustments and unrealized interest rate hedge gains and losses, net of tax. Activity in accumulated other comprehensive income during the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$—	$—	$—
Foreign currency translation	4,560	—	—
Unrealized interest rate hedge losses, net of tax	(170)	—	—

Balance, end of year	$4,390	$—	$—

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) amends SFAS 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense is to be charged during the vesting period. Pro forma disclosure is no longer an alternative. The new standard will become effective for us in our third quarter of 2005. We are currently evaluating the impact of the adoption of SFAS 123(R) and the impact it will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS 151, Inventory Costs. This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

     2. Investments

We invest our excess cash in U.S. treasury securities. These are items with readily determinable fair values and original maturities in excess of three months, but less than twelve months. All investments have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value due to the short period of time to maturity. As of December 31, 2004 and 2003 we had investments with fair values and amortized costs of approximately $0 and $35 million, respectively.

     3. Accounts Receivable

A summary of activity in our accounts receivable reserves for doubtful accounts, sales returns, discounts, rebates and other allowances is summarized below:

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$1,388	$686	$927
Provision	16,007	7,651	9,249
Charges	(5,417)	(6,949)	(9,490)

Balance, end of year	$11,978	$1,388	$686

Included in the December 31, 2004 accounts receivable balance is $5,171 of U.S. income tax receivables.

     4. Inventories

Inventories consist of the following:

	December 31,
	2004	2003
Components and raw materials	$13,639	$8,433
Work in process	3,145	2,641
Finished goods	25,054	13,685
Consigned goods	12,725	7,023

	54,563	31,782
Less – inventory reserves	(5,434)	(2,203)

	$49,129	$29,579

As noted above, certain of our inventory is held with our sales agents on consignment.

A summary of the activity in our inventory reserve for slow moving, excess, product obsolescence and valuation is presented below:

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$2,203	$2,917	$4,477
Provision charged to cost of sales	5,284	2,561	1,313
Write-offs charged to reserve	(2,053)	(3,275)	(2,873)

Balance, end of year	$5,434	$2,203	$2,917

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

     5. Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2004	2003
Land	$1,164	$1,164
Buildings and improvements	6,418	4,143
Equipment	16,071	7,567
Software	7,603	1,393
Furniture and fixtures	3,839	3,533
Surgical implant instrumentation	11,191	10,253

	46,286	28,053
Less — accumulated depreciation and amortization	(19,400)	(16,793)

	$26,886	$11,260

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2004, 2003, and 2002 was approximately $4,780, $3,032 and $3,329, respectively. Depreciation expense associated with surgical implant instruments that we provide to surgeons, free of charge, for use while implanting our products, is reported as a selling, general and administrative expense and amounted to $1,187, $1,289 and $1,276 in 2004, 2003 and 2002, respectively.

     6. Goodwill and Intangible Assets

A summary of the activity in goodwill is presented below:

	Year Ended December 31,
	2004	2003
Balance, beginning of year	$18,146	$18,146
Adjustment related to resolution of contingencies	(275)	—
Goodwill associated with the acquisition of Empi	262,820	—
Foreign currency translation	5,540	—

Balance, end of year	$286,231	$18,146

During the fourth quarters of 2004, 2003 and 2002, we have reviewed our goodwill and have determined that there has been no impairment of these assets.

Intangibles consisted of the following as of December 31, 2004:

	Gross Carrying	Accumulated
	Amount	Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$11,032	$(1,604)	$9,428
Marketing-based	898	(163)	735
Customer-based	47,143	(3,203)	43,940

	$59,073	$(4,970)	$54,103

Unamortizable intangible assets:
Trademarks			31,768
Foreign currency translation			1,826

Total intangible assets			$87,697

Intangibles consisted of the following as of December 31, 2003:

	Gross
	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net
Amortizable intangible assets:
Technology-based	$2,977	$(1,027)	$1,950
Marketing-based	900	(118)	782
Customer-based	7,049	(2,106)	4,943

	$10,926	$(3,251)	7,675

Unamortizable intangible assets:
Trademarks			6,420

Total intangible assets			$14,095

Our amortizable assets will continue to be amortized over their remaining useful lives ranging from 1 to 38 years.

Aggregate amortization expense for the years ended December 31, 2004, 2003 and 2002, was $1,694, $962 and $1,113, respectively.

Estimated amortization expense for the next five years is as follows:

Year Ending December 31,
2005	$4,650
2006	4,365
2007	4,030
2008	3,846
2009	3,590

     7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2004	2003
Accrued wages and related expenses	$8,094	$2,488
Accrued commissions	2,966	1,653
Accrued royalties	515	394
Accrued warranties	370	419
Accrued taxes	6,676	703
Accrued professional fees	3,456	763
Accrued interest	4,567	56
Accrued sales programs	400	—
Deferred revenue	617	—
Other accrued liabilities	1,388	307

	$29,049	$6,783

     8. Long-Term Debt and Leases

Long-Term Debt

Long-term debt (including capital lease obligations) consists of the following:

	December 31,
	2004	2003
$180 million senior credit facility to a syndicate of financial institutions; comprised of a five-year $30 million revolving credit facility and a $150 million six-year term loan; collateralized by all U.S. assets of Encore and its subsidiaries and pledge of 66% of equity in foreign subsidiaries of Encore; interest rate at Bank of America’s base rate or the London Interbank Offered Rate (LIBOR), plus an applicable margin determined by, among other things, the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA); term loan subject to quarterly principal installments; payments beginning March 30, 2005 of a) $1.9 million each of the first 12 quarters, b) $3.8 million each of the next 8 quarters, c) $24.4 million each of the last 4 quarters with the last payment due October 2010; interest rate of 5.35% at December 31, 2004.
	$150,000	$—

$165 million senior subordinated notes payable to institutional investors issued at 99.314% of principal amount; less unamortized discount of $1,108; interest at 9.75%; interest payable semi-annually on April 1 and October 1 of each year through October 1, 2012; junior and subordinated to the senior credit facility.	163,892	—

4% note payable to a corporation in connection with the acquisition of a technology license in 2004, payable in varying quarterly installments through March 2009.	250	—

Note payable to a corporation in connection with the acquisition of Rehab Med+Equip by Empi in 2002; 50% payable in each of August 2005 and August 2008, respectively; interest at the higher of 5% or prime.	938	—

European bank loans to finance European working capital; monthly payments through March 2006, variable interest at 5.25% at December 31, 2004.	93	—

$24 million senior subordinated notes payable to a financial institution; interest at the Citibank, N.A. prime rate plus 2% up to $5 million; interest at 12% when the outstanding balance exceeds $5 million; interest payable monthly; due September 2008; collateralized by a second lien on all assets of Encore; interest rate of 6% at December 31, 2003.	—	5,000

6.5% unsecured note payable to a former employee in connection with a stock purchase agreement payable in bi-weekly installments of $5 through January 23, 2004.	—	11

8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 2005.	208	1,157

Capital lease obligations, collateralized by related equipment.	172	303

	315,553	6,471

Less – current portion	(8,346)	(1,088)

	$307,207	$5,383

The market value of our debt approximates the carrying value as of December 31, 2004. This was determined using factors that included recent trade prices on fixed rate notes, prevailing interest rates and the variable rate feature of the senior credit facility.

The debt agreements related to the $180 million senior credit facility and the $165 million senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreements. As of the date of this report, we are in compliance with all debt covenants and warranties. In addition, these debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations.

As of September 2003, we repaid in full all principal amounts then outstanding under our $25 million credit facility and our $24 million senior subordinated notes payable in conjunction with the public offering we completed on August 11, 2003. See Note 9 for additional detail regarding this offering. In connection with the repayment, we recorded a charge due to the early repayment of our outstanding debt, totaling $7.7 million. All but approximately $650 of this amount represented a non-cash expense for unamortized warrant and debt issue costs.

In connection with the original $24 million senior subordinated notes payable, we granted a warrant to purchase up to an aggregate of 2,198,614 shares of our common stock at a purchase price of $0.01 per share. This warrant was originally valued at $6,596 and recorded as a reduction of long-term debt. In connection with the repayment of this original debt, we expensed the remaining unamortized balance of this warrant during 2003. All of these warrants have been exercised.

On October 4, 2004, all amounts outstanding under our $25 million credit facility (which was $0) and our $24 million senior subordinated notes payable (which was $5 million) were paid in full and those debt agreements were terminated.

On March 1, 2004, we acquired an exclusive license to manufacture and sell products incorporating a patented implant design and mechanism for a total purchase price of $709. In connection with this acquisition, we issued a $250 note to the holders of the patents. Payments under this note are due in quarterly installments equal to 6% of our net sales of products utilizing this technology. The interest rate under this note will be adjusted annually to equal the New York prime rate. All unpaid principal and interest under this note shall be due March 1, 2009.

A note payable by Empi for the acquisition of Rehab Med+Equip, which occurred in 2002, was assumed with the acquisition of Empi. The note bears interest of the greater of 5% or the prime rate per annum, payable monthly. As of December 31, 2004, the interest rate on the note was 5.25%.

At December 31, 2004, the aggregate amounts of annual principal maturities of long-term debt and capital leases for the next 5 years are as follows:

Year Ending December 31,
2005	$8,346
2006	8,147
2007	7,668
2008	15,000
2009	15,000

Leases

We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates. At December 31, 2004, future minimum lease payments are as follows:

Operating
Year Ending December 31,	Leases
2005	$2,149
2006	2,017
2007	1,264
2008	1,047
2009 and thereafter	931

$7,408

Rental expense under operating leases totaled approximately $1,219, $876 and $1,106, for the years ended December 31, 2004, 2003 and 2002, respectively.

Leased equipment and furniture and fixtures under capital leases, included in property and equipment in the accompanying consolidated financial statements, are as follows:

	December 31,
	2004	2003
Equipment	$292	$269
Furniture and fixtures	—	270
Less – accumulated amortization	(117)	(177)

	$175	$362

     9. Capital Stock

Preferred Stock

Preferred stock may be issued from time to time at the discretion of our Board of Directors (the “Board”) with such designation, rights and preferences as the Board may determine. The preferred stock may have dividend, liquidation, conversion, voting or other rights that may be more expansive than the rights of the holders of the common stock. At December 31, 2004, we have 1,000,000 shares of authorized preferred stock, of which 255,000 shares have been designated Series A Preferred Stock.

On June 12, 2001, we issued 132,353 shares of Series A Preferred Stock for net proceeds of approximately $12.8 million. The 132,353 shares of Series A Preferred Stock were immediately convertible into 13,235,300 shares of our common stock. On January 24, 2003, 750 shares of Series A Preferred Stock were converted into 75,000 shares of common stock. On August 11, 2003, 131,603 shares of Series A Preferred Stock, representing all of the remaining outstanding shares of our Series A Preferred Stock, were converted into 13,160,300 shares of common stock.

Common Stock

On August 11, 2003 we sold a total of 10,637,500 shares of our common stock at $4.00 per share in a public offering. This offering generated total gross proceeds of approximately $42.6 million. We used the net offering proceeds of approximately $39.0 million to repay $25.9 million indebtedness under our senior subordinated notes payable to CapitalSource Finance LLC, $2.0 million of the term loan debt under our senior credit facility with Bank of America, $10.6 million to repay our outstanding indebtedness under the revolving credit facility which was part of our senior credit facility with Bank of America, and the remainder for general corporate purposes.

On December 17, 2003 we sold 6,000,000 shares of our common stock at $6.25 per share in a public offering. This offering generated total gross proceeds of approximately $37.5 million ($34.5 million net offering proceeds), which was used for working capital and as a portion of the cash purchase price component of the acquisition of Empi.

On October 4, 2004, we issued 8,000,000 shares of our common stock to Empi common stockholders and option holders as a component of the purchase price for Empi. These shares were valued at $35.1 million, based on a $4.39 per share average closing price of Encore’s common stock on the Nasdaq National Market for the period from two days before to two days after the announcement of the Empi acquisition.

Stock Option Plans

We have seven stock option plans. All options granted under the plans are exercisable for common stock in Encore as described below. Non-employee stock compensation expense was approximately $135, $155 and $265 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The 1996 Incentive Stock Plan provides for the grant of a variety of equity related awards, including, but not limited to, incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, to key employees of Encore and its subsidiaries. The 1997 Distributor Advisory Panel Stock Option Plan provides for the grant of stock options to those persons or entities that are our or our subsidiaries sales representatives and distributors of our products. The 1997 Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those surgeons who are serving as members of our, or our subsidiaries’, surgeon advisory panel. The 2000 Non-Employee Director Stock Option Plan provides for the grant of options to non-employee directors of Encore. The 2004 Empi Stock Option Plan includes incentive stock options and non-qualified stock options available for grant to employees of Empi, who joined our company as a result of the acquisition of Empi.

In addition, we have two stock option plans under which we are no longer issuing new options but which have outstanding options. The 1993 Distributor Stock Option Plan provided for the grant of stock options to those who were our subsidiaries’ sales representatives and distributors of our products, and the 1993 Surgeon Advisory Panel Stock Option Plan provided for the grant of stock options to those who were serving as members of our subsidiaries’ surgeon advisory panel.

The stock options granted under all of these plans are generally granted at fair value on the date of grant, vest ratably over a predefined period and expire no more than 10 years from the date of grant. At December 31, 2004, we had reserved a total of 7,559,051 shares of common stock for the plans.

During 2004, we accelerated the vesting of certain Company stock options granted to employees under the 1996 Incentive Stock Plan that had a per share option exercise price equal to or greater than $7.28. The minimum $7.28 per share exercise price was greater than the closing price of the Company’s shares on the Nasdaq Stock Market on the effective date of the acceleration. As a result, options to purchase approximately 773,500 shares of the Company’s common stock with varying remaining vesting schedules of between 4 months and 32 months, became immediately exercisable. This acceleration was made considering long-term incentive compensation arrangements. Because the exercise price was above the market price, no expense was recorded at the modification date.

A summary of the activity in our stock option plans is presented below:

			Year Ended December 31,
	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Employee Options
Outstanding, beginning of year	1,170,691	$2.88	1,077,942	$2.45	850,927	$2.31
Granted at market	2,461,000	5.79	280,000	3.13	483,500	3.12
Exercised	(114,155)	2.04	(123,261)	2.49	(115,361)	1.08
Canceled	(73,201)	5.08	(63,990)	3.08	(141,124)	3.82

Outstanding, end of year	3,444,335	5.39	1,170,691	2.88	1,077,942	2.45

Options exercisable at year end	1,590,342		646,429		572,992

Weighted-average fair value of options granted during the year		$5.77		$2.68		$3.12

Other Than Employee Options
Outstanding, beginning of year	728,212	$3.58	863,485	$3.75	737,407	$3.58
Granted at market	79,000	6.97	20,000	3.00	199,513	4.42
Exercised	(268,637)	3.45	(16,436)	3.37	(53,302)	1.13
Canceled	(34,645)	4.55	(138,837)	3.15	(20,133)	4.33

Outstanding, end of year	503,930	3.89	728,212	3.58	863,485	3.75

Options exercisable at year end	503,930		703,212		758,485

Weighted-average fair value of options granted during the year		$7.13		$2.56		$4.41

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise Prices	Number	Life	Price	Number	Price
		(Years)
$1.19 to $1.90	220,500	5.53	$1.55	220,500	$1.55
$2.00 to $3.95	1,461,210	7.28	3.29	730,217	2.96
$4.05 to $4.83	342,085	6.95	4.41	165,085	4.43
$5.19 to $6.48	1,001,470	8.47	5.27	150,470	5.73
$7.28 to $8.66	923,000	8.98	7.74	828,000	7.79

	3,948,265			2,094,272

Warrants

On February 8, 2002, in connection with the financing for the acquisition of Chattanooga Group, Inc., we issued a warrant to CapitalSource Holdings LLC, giving it the right to acquire for a period of five years up to 2,198,614 shares of our common stock. On August 14, 2003, we exercised our right to prepay $6 million of the principal amount of senior subordinated notes. Because we exercised this right, CapitalSource conveyed warrants to purchase 549,653 shares of our common stock to the Galen Entities. On October 20, 2003, CapitalSource exercised all of its remaining warrants for 1,648,961 shares of common stock. On October 2, 2004, the Galen Entities exercised all of its warrants for 549,653 shares of common stock. Therefore, at December 31, 2004 there were no warrants outstanding.

Issuance of Common Stock for Recourse Notes Payable

In June 2001, the Company sold approximately 1.2 million shares of common stock at $1.02 per share to certain executives of the Company. In exchange for the common stock, the Company accepted promissory notes from the employees totaling $1,187, which bear interest at 8% per annum. The promissory notes were initially collateralized by the 1.2 million shares of common stock and are full recourse to the assets of the executives. The notes have been recorded as a component of stockholders’ equity in the consolidated balance sheet. In 2004 and 2003, we received $152 and $64, respectively, in note payments from former employees. During 2002, 22,222 shares of common stock were repurchased by the Company at a price of $1.02 per share pursuant to the restricted stock agreements and the related promissory notes were reduced accordingly. As of December 31, 2004, $239 of the promissory notes had been repaid and 234,314 shares of common stock had been released from collateral.

     10. Segment and Geographic Information

We have two reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Our reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The Surgical Implant Division sells reconstructive products including knee, hip, shoulder and spinal implants. The Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions.

Information regarding business segments is as follows:

	Year Ended December 31,
	2004	2003	2002
Net sales:
Surgical Implant Division	$43,557	$35,497	$31,889
Orthopedic Rehabilitation Division	119,981	72,562	63,602

Consolidated net sales	$163,538	$108,059	$95,491

Gross margin:
Surgical Implant Division	$29,988	$24,848	$21,998
Orthopedic Rehabilitation Division	57,944	28,924	24,042

Consolidated gross margin	$87,932	$53,772	$46,040

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

Geographic Area

We have added a European-based operation in 2004 through the acquisition of Empi on October 4, 2004. Prior to 2004, our international sales were primarily to a few foreign distributors, of which no one distributor accounted for at least 10% of our total net sales during such periods.

Following are our net sales by geographic area:

	Year Ended December 31,
	2004	2003	2002
Net sales:
United States	$137,420	$93,971	$85,780
Europe, Middle East, & Africa	16,773	4,628	3,139
Asia Pacific	5,014	5,634	4,522
Other	4,331	3,826	2,050

	$163,538	$108,059	$95,491

Following are our property and equipment and depreciation expense by geographic area:

	Property and Equipment		Depreciation Expense
	December 31,		Year Ended December 31,
	2004	2003	2004	2003	2002
North America	$19,162	$11,260	$4,029	$3,032	$3,329
Europe	7,724	—	751	—	—

	$26,886	$11,260	$4,780	$3,032	$3,329

     11. Income Taxes

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2004	2003	2002
Current income taxes:
U.S. Federal and State	$4,474	$476	$77
Foreign	529	—	—

Deferred income taxes:
U.S. Federal and State	(1,424)	(1,442)	235
Foreign	(50)	—	—

	$3,529	$(966)	$312

The difference between the tax expense (benefit) derived by applying the Federal statutory income tax rate of 35% in 2004 and 34% in 2003 and 2002, to net income (loss) and the expense (benefit) recognized in the consolidated financial statements is as follows:

	Year Ended December 31,
	2004	2003	2002
Expense (benefit) derived by applying the Federal statutory income tax rate to income (loss) before income taxes	$3,203	$(1,184)	$108
Add (deduct) the effect of:
State tax provision (benefit), net	272	(104)	(83)
State tax rate increase	—	207	—
Permanent differences and other, net	54	115	287

	$3,529	$(966)	$312

The components of deferred income tax assets and liabilities are as follows:

	December 31,
	2004	2003
Current deferred tax assets (liabilities):
Contribution carryforward	$251	$103
Inventory	2,654	1,002
Receivables	4,976	676
Accrued compensation	670	408
Other	280	323

Gross current deferred tax assets	8,831	2,512

Non-current deferred tax assets (liabilities):
Property and equipment	(1,606)	(616)
Intangible assets	(31,465)	(4,489)
Net operating loss carryforwards	880	—
Foreign currency translation	(2,761)	—
Contribution carryforward	—	568
Other	270	(307)

Gross non-current deferred tax liabilities	(34,682)	(4,844)

Net deferred tax liabilities	$(25,851)	$(2,332)

In connection with our acquisitions of Empi in 2004 and Chattanooga in 2002 (see Notes 13 and 14), we assumed net deferred tax liabilities of approximately $25.2 million and $4.6 million, respectively, which consisted principally of the differences for book and tax purposes of the acquired intangible assets.

At December 31, 2004 we maintain approximately $8.4 million in state net operating loss carryforwards, which expire over a period of 5 to 20 years. Our European net operating loss carryforwards of approximately $4.3 million generally are not subject to expiration dates, unless certain events are triggered by the Company. We also maintain a charitable contribution carryforward of approximately $717, which expires in 2007.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the periods in which those temporary differences become deductible. Based upon management’s projections of future taxable income and the periods and manner in which our deferred tax assets will be available, management estimates that it is more likely than not that all of our deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance at December 31, 2004 and 2003.

     12. Earnings Per Share

Following is a reconciliation of the basic and diluted per share computations:

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$5,527	$(2,517)	$6

Shares used in computing basic earnings (loss) per share	44,936	20,848	10,429
Common stock equivalents	1,345	—	2,813
Preferred stock	—	—	13,235

Shares used in computing diluted earnings (loss) per share	46,281	20,848	26,477

Earnings (loss) per share:
Basic	$0.12	$(0.12)	$0.00

Diluted	$0.12	$(0.12)	$0.00

Because we incurred a net loss for the year ended December 31, 2003, 11,586,456 common stock equivalents were not included in the computation of diluted earnings per share because the inclusion of such would be anti-dilutive. For the years ended December 31, 2004 and 2002 the effect of 911,700 and 5,908,906 common stock equivalents, respectively, were excluded as anti-dilutive.

     13. Acquisition of Empi, Inc.

On October 4, 2004, we acquired Empi, a privately held Minnesota corporation. We believe with this acquisition, the combined company creates the first orthopedic product company that provides a comprehensive continuum of products for the needs of orthopedic surgical and rehabilitative patients. The total purchase price of approximately $369.8 million was comprised of approximately $172.8 million payable to the Empi common stockholders and option holders in cash, along with eight million shares of our common stock, plus the repayment of approximately $154.9 million of outstanding Empi debt plus $7.0 million in purchase costs. Empi became a wholly owned subsidiary of Encore Medical IHC, Inc., a direct subsidiary of Encore Medical Corporation, pursuant to the terms of a merger agreement dated August 8, 2004. We funded the merger, which we refer to as the Empi acquisition, with proceeds from the offering of $165 million of senior subordinated notes, from borrowings under a new $180 million senior credit facility (see Note 8) and from available cash. These proceeds and borrowings were also used to repay substantially all of Encore’s and Empi’s existing debt and to pay all the related fees and expenses of the Empi acquisition.

The fair value of the Encore common stock issued of $35.1 million was determined as $4.39 per share based upon the average closing price of Encore’s common stock on the Nasdaq National Market for the period from two days before to two days after the announcement of the Empi acquisition.

The cash portion of the acquisition consideration is subject to adjustment based upon an audited balance sheet as of the closing date. The parties have paid into an escrow account $5 million of the cash portion of the acquisition consideration to fund any downward post-closing adjustments. The eight million shares of Encore’s common stock representing the stock portion of the consideration paid to Empi stockholders are being held in escrow for up to one year after closing to secure indemnification claims that may be asserted by us.

Under the purchase method of accounting, the total purchase price is allocated to the acquired tangible and identifiable intangible assets and the assumed liabilities of Empi based upon their estimated fair values as of the date of the merger. The following represents the allocation of the aggregate purchase price as of October 4, 2004. For certain of the assets acquired (inventory, fixed assets, intangible assets) fair value was estimated based upon third party appraisals. For the remaining assets and liabilities, book value was deemed to approximate fair value due to the nature of the assets and liabilities. The following valuations are preliminary and are subject to change:

Current assets	$78,785
Tangible and other non-current assets	14,627
Liabilities assumed	(58,891)
Identifiable intangible assets	72,421
Goodwill	262,820

$369,762

It is anticipated that a closing tax benefit was generated upon completion of the Empi acquisition. We shall file for the related refunds and, as additional Empi acquisition consideration, shall pay to the stockholders of Empi, on a pro rata basis, the lesser of $6 million or the full amount of any such granted refunded taxes. This contingent consideration has not been included within the estimate of the purchase price. Upon resolution of the contingency, any additional amounts paid to the Empi stockholders would increase goodwill accordingly.

The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable, using the straight-line method:

Asset Class	Fair Value	Wtd. Avg. Useful Life
Technology-based	$6,979	9 years
Marketing-based	4,345	5 years
Customer-based	35,749	20 years
Trademarks	25,348	Indefinite
Goodwill	262,820

	$335,241

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, and is not tax deductible.

The results of Empi have been included within the consolidated statement of operations since the date of acquisition, October 4, 2004.

The following pro forma information presents results of operations of Encore as if the acquisition of Empi occurred as of January 1 of the respective year. Although prepared on a basis consistent with Encore’s consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results:

	Unaudited - Year Ended December 31,
	2004	2003
Net sales	$280,759	$256,428
Income (loss) before income taxes	4,621	(3,598)
Net income (loss)	2,628	(2,843)

Basic earnings (loss) per share	$0.05	$(0.10)
Shares used in computing basic earnings (loss) per share	50,936	28,848

Diluted earnings (loss) per share	$0.05	$(0.10)
Shares used in computing diluted earnings (loss) per share	52,281	28,848

     14. Acquisition of Chattanooga Group, Inc.

On February 8, 2002, we acquired all of the issued and outstanding shares of capital stock of Chattanooga Group, Inc. (“Chattanooga”) pursuant to a Stock Purchase Agreement for a cash purchase price of $35.1 million. In order to finance this acquisition, we entered into a credit agreement with Bank of America, N.A. for maximum borrowings up to $30 million and a note agreement with CapitalSource Finance LLC for $24 million.

The total purchase price paid for Chattanooga approximating $36.8 million, included cash payments of $35.1 million and acquisition costs of $1.7 million, and was allocated as follows based upon the fair value of the assets acquired and liabilities assumed:

Current assets	$19,092
Tangible and other non current assets	5,871
Liabilities assumed	(16,431)
Identifiable intangible assets	13,520
Goodwill	14,724

$36,776

None of the acquired goodwill is tax deductible. The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable:

Asset Class	Fair Value	Wtd. Avg. Useful Life
Technology-based	$1,830	12 years
Customer-based	5,270	20 years
Trademarks	6,420	Indefinite
Goodwill	14,724

	$28,244

In connection with this acquisition and financing, we repaid the outstanding balances of certain Chattanooga debt totaling approximately $5 million. We also repaid all amounts outstanding under our then current revolving credit facility, which approximated $6.6 million, with proceeds from a similar revolving credit facility as part of the Bank of America Credit Agreement.

     15. Derivative Instruments

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuation in the normal course of our business. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations and are not used for speculative purposes. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments.

Our $180 million credit facility is subject to a floating interest rate. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance. Interest rate swap agreements were entered into in which we pay fixed rate interest on a predetermined amount and receive floating rate interest in return. This reduces the effect of rising interest rates, thereby making interest expense more predictable. As of December 31, 2004, we had two agreements in place, each for a notional amount of $25 million, expiring in 2006 and 2007, respectively. Under these agreements we pay a fixed rate of 3.64% and receive a variable rate equal to the current one month Eurodollar rate.

The fair value of derivative financial instruments recorded on the balance sheet as of December 31, 2004 was $269 and is recorded in other non-current liabilities. Derivative losses on our interest rate swap agreements of $71, on a pre-tax basis, were included in interest expense in fiscal year 2004. If short-term interest rates were to remain at the December 31, 2004 levels, we estimate that $110 of pre-tax derivative losses deferred in accumulated other comprehensive income will be reclassified into earnings within the next fiscal year ending December 31, 2005. Derivative gains and losses that qualify as accounting hedges are reported as accumulated other comprehensive income (loss) net of tax, until such time as they are reported along with the hedged item.

By the nature of our international operations, we are exposed to fluctuation in foreign currency rates. We manage potential negative effects of exchange rate fluctuations by entering into hedging transactions in the form of forward exchange contracts, options or similar agreements. These transactions historically have not qualified as accounting hedges, and accordingly, the gains and losses from these derivatives are recorded in results of operations as they occur. Our U.S. operations are subject to risk associated with international currency exchange rates on purchases of inventory from a small number of suppliers. Our German subsidiary, whose functional currency is Euros, is billed for certain inventory in U.S. Dollars. Our German subsidiary utilizes international currency derivatives to limit their risk to currency fluctuations. These derivatives are in the form of forward currency contracts used to manage currency fluctuation on purchases of inventory that is denominated in U.S. Dollars. There were no derivatives in place prior to 2004.

     16. Unaudited Quarterly Consolidated Financial Data

		Three Months Ended
	Apr 3,	Jul 3,	Oct 2,	Dec 31,
	2004	2004	2004	2004
Net sales	$31,044	$29,296	$30,559	$72,639
Gross margin	15,955	15,059	15,893	41,025
Income from operations	2,548	2,749	1,993	8,406
Net income	1,553	1,658	1,282	1,034

Basic earnings per share	$0.04	$0.04	$0.03	$0.02
Weighted average shares – basic	42,723	42,875	42,916	51,140

Diluted earnings per share	$0.04	$0.04	$0.03	$0.02
Weighted average shares – diluted	44,334	44,261	44,035	52,179

The three months ended December 31, 2004 include the results of Empi, which was acquired on October 4, 2004. See Note 13 for additional information.

		Three Months Ended
	Mar 29,	Jun 28,	Sep 27,	Dec 31,
	2003	2003	2003	2003
Net sales	$26,392	$26,498	$27,283	$27,886
Gross margin	12,944	13,019	13,658	14,151
Income from operations	1,905	2,302	2,303	2,705
Net income (loss)	42	171	(4,717)	1,987

Basic earnings (loss) per share	$0.00	$0.02	$(0.20)	$0.05
Weighted average shares – basic	10,668	10,792	23,098	37,198

Diluted earnings (loss) per share	$0.00	$0.01	$(0.20)	$0.05
Weighted average shares – diluted	26,663	26,696	23,098	40,539

     17. Related Party Transactions

During the first quarter of 2004, in accordance with Section 16(b) of the Securities Exchange Act of 1934, we received $288 from a greater than 10% stockholder and its affiliates, which represented a “short-swing profit” under Section 16 of the Exchange Act. The funds were earned when shares of our stock were sold by this stockholder and its affiliates in our December 2003 public offering, which was within six months of the date the stockholders received warrants to acquire shares of our stock. The amounts received were recorded as an increase to additional paid-in capital.

On October 4, 2004, we paid Galen Advisors LLC $1 million as a consulting fee in connection with our acquisition of Empi. This payment resulted from a consulting agreement with Galen Advisors LLC, which we entered into in November 2003. Under the terms of this agreement, Galen Advisors LLC assisted us in identifying, negotiating and consummating strategic acquisitions. We agreed to pay a fee of $1 million for these services immediately following the closing, if any, of one or more merger or acquisition transactions with a purchase price equal to or in excess of $25 million in the aggregate. This consulting agreement terminated upon the payment of this fee. The fee was recorded as a component of the Empi acquisition costs.

During 2002, we paid Galen Associates $200 (paid with 63,492 shares of common stock based on a fair market value of $3.15) under a Financial Advisory Agreement for various consulting services provided to the Company in connection with the acquisition of Chattanooga Group, Inc.

     18. Legal Proceedings

In October 2004, we reached a settlement of an outstanding patent litigation matter. The settlement included us entering into a product license agreement with the plaintiff and paying certain past royalties involving a portion of our hip implant product line. The initial payment under the product license agreement was $750, which included amounts related to the past royalties, as well as settlement cost. We recorded the entire amount in selling, general and administrative expenses during the third quarter of 2004.

We are the subject of a Department of Commerce investigation of Chattanooga Group, Inc.’s export practices with respect to unlawfully trading with an embargoed country, and unlawfully preparing export documentation. The Department of Commerce investigation commenced prior to our February 2002 acquisition of Chattanooga Group, Inc. As of December 31, 2004, $140 remained from what was accrued as a liability for this matter on the Chattanooga Group Inc.’s financial statements as of the date of the acquisition. To the extent we incur monetary fines, costs and legal expenses related to the Department of Commerce investigation, the sellers from whom we purchased the capital stock of Chattanooga Group, Inc. have agreed to indemnify us and to pay all reasonable costs, expenses, settlements and fines in excess of the $140 up to a maximum of $5.0 million. With respect to the legal expenses, the sellers are only obligated to indemnify and reimburse us for the legal expenses of the law firm currently handling the investigation or any other law firm of their choice. If upon final determination or settlement of the Department of Commerce investigation we ultimately incur total expenses or fines in an amount less than the approximately $140 accrual, we shall owe the sellers the remainder of the accrual. The Department of Commerce also may revoke our export licenses or otherwise restrict our ability to export our products.

     19. Commitments and Contingencies

As of December 31, 2004, we had entered into purchase commitments for inventory, capital acquisitions and other services totaling approximately $41.9 million in the ordinary course of business. In addition to these items, we have promised to purchase from our third party supplier in Mexico who supplies the labor component necessary to assemble and finish our soft goods products a minimum of $506 in labor per year through June 30, 2006. We are also obligated to purchase $5.7 annually from Medireha GmbH, which is 50% owned by us, through June 30, 2007 under a distribution agreement granting us exclusive rights to the distribution of products that Medireha manufactures.

The following table summarizes our contractual obligations associated with our purchase obligations for the next five years:

Year Ending December 31,
2005	$36,885
2006	8,614
2007	5,409
2008	2,576
2009	2,576

The manufacturing and marketing of orthopedic medical products entails risk of product liability. From time to time, we have been, and currently we are, subject to product liability claims and litigation. In the future, we may again be subject to additional product liability claims, which could have a negative impact on our business. We currently carry product liability insurance subject to self-insurance deductible amounts. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially and cause our stock price to fall. In addition, as a result of a product liability claim, we may have to recall some of our products, which could result in significant costs to us and cause our stock price to fall.

     20. Employee Benefit Plans

We have a qualified defined contribution plan, which allows for voluntary pre-tax contributions by employees. We pay all general and administrative expenses of the plan and may make contributions to the plan. We made matching contributions of approximately $698, $389 and $354 to the plan in 2004, 2003 and 2002, respectively, based on 50% of the first 6% of employee contributions. We also provide certain medical expense coverage to certain former executives. At December 31, 2004, we had $438 recorded for estimated liabilities related to these post retirement benefits.

     21. Guarantor / Nonguarantor Companies of the 9 3/4% Senior Subordinated Notes due 2012

Under the terms of our 9 3/4% senior subordinated notes due 2012, Encore Medical Corporation and our U.S. subsidiaries guarantee the notes. Our foreign subsidiaries do not guarantee the notes. The subsidiary issuer and each subsidiary guarantor is 100% owned by the parent company. All guarantees are full and unconditional, and are also joint and several among the guarantor companies. The indenture related to our notes impose certain restrictions including, among other things, limits on our ability and that of our subsidiaries to:

•	incur or guarantee additional indebtedness or issue preferred stock;
•	pay dividends or make other distributions;
•	repurchase our stock;
•	make investments;
•	sell or otherwise dispose of assets, including capital stock of subsidiaries;
•	create liens;
•	prepay, redeem or repurchase debt;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends;
•	enter into transactions with affiliates; and
•	consolidate, merge or sell all of our assets.

The following condensed consolidating schedules present condensed financial information of our guarantors and our subsidiaries that are nonguarantors as of and for the periods presented below.

Encore Medical Corporation and Subsidiaries
Condensed Consolidating Statements of Operations
Year Ended December 31, 2004

	Encore	Encore
	Medical	Medical	Other	Non
	Corporation	IHC, Inc.	Guarantors	guarantors	Eliminations	Consolidated
Net sales	$—	$—	$154,236	$11,372	$(2,070)	$163,538
Cost of sales	—	—	71,621	5,869	(1,884)	75,606

Gross margin	—	—	82,615	5,503	(186)	87,932

Operating expenses
Selling, general and administrative	3	—	61,103	3,713	—	64,819
Research and development	—	—	7,115	302	—	7,417

Income from operations	(3)	—	14,397	1,488	(186)	15,696

Other income (expense):
Interest income	240	—	189	—	—	429
Interest expense	—	(6,402)	(512)	(175)	—	(7,089)
Other, net	10,709	10,500	(356)	16	(20,754)	115

Income before income taxes and minority interest	10,946	4,098	13,718	1,329	(20,940)	9,151

Provision for income taxes	—	—	3,110	489	(70)	3,529
Minority interest	—	—	—	95	—	95

Net income	$10,946	$4,098	$10,608	$745	$(20,870)	$5,527

Encore Medical Corporation and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2004

	Encore	Encore
	Medical	Medical	Other	Non	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$739	$—	$15,223	$3,927	$—	$19,889
Accounts receivable, net	—	—	51,550	7,038	—	58,588
Inventories, net	—	—	46,742	2,573	(186)	49,129
Current deferred tax asset	—	—	8,831	—	—	8,831
Prepaid expenses and other current assets	7	—	2,232	452	—	2,691

Total current assets	746	—	124,578	13,990	(186)	139,128
Property and equipment, net	—	—	19,162	7,724	—	26,886
Goodwill	—	—	225,637	60,594	—	286,231
Intangible assets, net	—	—	67,720	19,977	—	87,697
Investment in subsidiaries	49,299	393,096	73,292	—	(515,687)	—
Intercompany receivable	111,300	—	—	—	(111,300)	—
Other assets	—	11,527	557	113	—	12,197

Total assets	$161,345	$404,623	$510,946	$102,398	$(627,173)	$552,139

Liabilities, Stockholders’ Equity, and Minority Interest
Current liabilities:
Current portion of long-term debt	$—	$7,500	$805	$41	$—	$8,346
Accounts payable	—	—	9,110	1,740	—	10,850
Accrued expenses	—	4,484	18,279	6,356	(70)	29,049

Total current liabilities	—	11,984	28,194	8,137	(70)	48,245
Long term debt, net of current portion	—	306,392	763	52	—	307,207
Non-current deferred tax liability	—	—	33,044	1,638	—	34,682
Intercompany payable	—	39,200	58,951	13,149	(111,300)	—
Other non-current liabilities	—	269	598	—	—	867

Total liabilities	—	357,845	121,550	22,976	(111,370)	391,001

Minority interest	—	—	—	821	—	821

Stockholders’ equity:
Common stock	52	—	—	24	(24)	52
Additional paid-in capital	154,894	42,850	324,773	73,272	(440,895)	154,894
Notes receivable for sale of common stock	(948)	—	—	—	—	(948)
Retained earnings	8,994	4,098	64,623	745	(74,884)	3,576
Accumulated other comprehensive income	—	(170)	—	4,560	—	4,390
Less cost of repurchased stock, warrants and rights	(1,647)	—	—	—	—	(1,647)

Total stockholders’ equity	161,345	46,778	389,396	78,601	(515,803)	160,317

Total liabilities, stockholders’ equity and minority interest	$161,345	$404,623	$510,946	$102,398	$(627,173)	$552,139

Encore Medical Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

	Encore	Encore
	Medical	Medical	Other	Non
	Corporation	IHC, Inc.	Guarantors	guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$10,946	$4,098	$10,608	$745	$(20,870)	$5,527

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	4,068	712	—	4,780
Amortization of intangibles	—	—	1,694	—	—	1,694
Amortization of debt issuance costs	—	565	143	—	—	708
Non-cash interest expense	—	24	—	—	—	24
Stock-based compensation	—	—	135	—	—	135
Tax benefit associated with stock options	377	—	—	—	—	377
Deferred taxes	—	—	(1,424)	(50)	—	(1,474)
Loss on disposal of assets	—	—	363	—	—	363
Sales returns, rebates and other allowances	—	—	16,157	(150)	—	16,007
Inventory reserves	—	—	5,284	—	—	5,284
Minority interest	—	—	—	95	—	95
Changes in operating assets and liabilities, net of acquisitions
(Increase) decrease in accounts receivable	—	—	(22,262)	(285)	—	(22,547)
(Increase) decrease in inventories	—	—	(10,028)	522	—	(9,506)
(Increase) decrease in prepaid expenses, other assets and liabilities	(4)	—	(34)	62	—	24
(Decrease) increase in accounts payable and accrued expenses	2	4,460	(4,730)	(929)	—	(1,197)

Net cash provided by operating activities	11,321	9,147	(26)	722	(20,870)	294

Cash flows from investing activities:
Acquisition of subsidiaries	(254,662)	(85,474)	—	—	23,299	(316,837)
Investment in subsidiaries	(10,708)	—	—	—	10,708	—
Acquisition of intangibles	—	—	(826)	—	—	(826)
Purchases of property and equipment	—	—	(5,660)	(158)	—	(5,818)
Proceeds from sale of assets	—	—	177	—	—	177
Maturity of held-to-maturity investments	35,013	—	—	—	—	35,013

Net cash used in investing activities	(230,357)	(85,474)	(6,309)	(158)	34,007	(288,291)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,303	42,850	—	—	(43,145)	1,008
Proceeds from notes receivable for sale of common stock	152	—	—	—	—	152
Proceeds from short-swing profit	288	—	—	—	—	288
Intercompany	214,221	(268,632)	24,524	(121)	30,008	—
Proceeds from long-term obligations	—	313,892	—	—	—	313,892

Payments on long-term obligations	—	—	(6,092)	(17)	—	(6,109)
Payment of debt issuance costs	—	(11,783)	—	—	—	(11,783)

Net cash provided by financing activities	215,964	76,327	18,432	(138)	(13,137)	297,448
Effect of exchange rate on cash and cash equivalents	—	—	—	364	—	364

Net increase (decrease) in cash and cash equivalents	(3,072)	—	12,097	790	—	9,815

Cash and cash equivalents at beginning of year	3,811	—	3,127	3,136	—	10,074

Cash and cash equivalents at end of year	$739	$—	$15,224	$3,926	$—	$19,889

Consolidating financial statements prior to 2004 do not provide additional meaningful information to that presented in the consolidated financial statements, as the issuer ( Encore Medical IHC Inc.) did not exist prior to 2004 and the nonguarantor companies were not owned by Encore prior to 2004. As a result, such information has been omitted.

     22. Subsequent Event

On February 3, 2005 we announced that we had entered into a definitive agreement to acquire substantially all of the assets of Osteoimplant Technology, Inc., which included a complete line of spinal implant products and several knee and hip implant designs. We closed this transaction on February 22, 2005. We borrowed funds from our existing line of credit to finance the $14.5 million cash purchase price, with potential future milestone payments of $1.5 million based upon the performance of the acquired company.

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

     As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the evaluation of our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and presentation.

     Encore management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria. See our report on internal control over financial reporting on page 51.

     Encore’s independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. Their report appears on page 52.

Changes in Internal Control Over Financial Reporting.

     On October 4, 2004, we acquired Empi, Inc. and subsidiaries (Empi), which now comprise a material part of the Company. The Company’s consolidated net sales for the year ended December 31, 2004 were approximately $163.5 million, of which Empi represented approximately $41.4 million. The Company’s consolidated total assets as of December 31, 2004 were approximately $552.1 million, of which Empi represented approximately $107.2 million.

     Empi operates separate locations in the United States and Germany. Empi’s processes and systems remained discrete and separate since the date of acquisition, from other systems the Company has in place. The Company performed due diligence procedures in conjunction with the acquisition of Empi, and found no material weakness in the design of Empi’s internal control over financial reporting.

     There have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

     None

Part III.

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this Item is incorporated by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders. Information regarding directors and officers is included within the sections of our Proxy Statement entitled “Proposal Item 1 – Election of Directors” and “Executive Officers.” Information related to the Audit Committee is included within the sections of our Proxy Statement entitled “Corporate Governance and Related Matters” and “Audit Committee Information.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included within the section of our Proxy Statement entitled “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our code of conduct is included within the section of our Proxy Statement entitled “Corporate Governance and Related Matters.”

Item 11. Executive Compensation

     Information on compensation of our directors and certain named executive officers set forth under the sub-captions “Directors Continuing in Office” and “Executive Compensation” contained in our Proxy Statement is incorporated herein by reference.

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

     The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of Encore are authorized for issuance. These plans are as follows:

•	the 1996 Incentive Stock Plan;

•	the 1997 Distributor Advisory Panel Stock Option Plan;

•	the 1997 Surgeon Advisory Panel Stock Option Plan;

•	the 2000 Non-Employee Director Stock Option Plan;

•	the 2004 Grants to Empi Employees;

•	the 1993 Distributor Stock Option Plan; and

•	the 1993 Surgeon Advisory Panel Stock Option Plan.

			Number of securities
			remaining
	Number of securities		available for future
	to be issued upon	Weighted-average	issuance under
	exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	2,647,335	$6.58	2,455,508

Equity compensation plans not approved by security holders	1,300,930	$4.63	162,500

	3,948,265	$5.03	2,618,008

     For additional information regarding those plans that have not been approved by security holders, please see the information included in Note 9 in our notes to consolidated financial statements under Item 8.

Item 13. Certain Relationships and Related Transactions

     Information set forth under the sub-caption “Certain Relationships and Related Party Transactions” contained in our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information relating to audit fees, audit-related fees, Sarbanes-Oxley compliance fees, tax fees and all other fees billed in fiscal 2004 and 2003 by KPMG LLP for services rendered to us is set forth under the caption “Independent Accountants – Audit Fees” in our Proxy Statement and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the sub-caption “Audit Committee Pre-approval Policy” in our Proxy Statement and is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

     The financial statements filed as part of this report are listed under Part II, Item 8. Financial statement schedules listed under applicable accounting rules and regulations of the Securities and Exchange Commission but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

(c) Exhibits:

Exhibit
No.	Description
2.1	Agreement and Plan of Merger dated August 8, 2004 among Encore Medical Corporation, Encore Medical Merger Sub, Inc., Empi, Inc., MPI Holdings, LLC, and principal shareholders of Empi, Inc. (1)

3.1	Certificate of Incorporation of Encore, as amended, including Certificate of Designations, Preferences and Limitations of Series A Preferred Stock (2)

3.2	Bylaws of Encore (2)

4.1	Investors’ Rights Agreement between Encore and the Initiating Holders dated June 12, 2001 (3)

4.2	Amendment No. 1 dated February 8, 2002 to Investors’ Rights Agreement between Encore and the Initiating Holders dated June 12, 2001 (4)

4.3	Credit Agreement among Encore Medical IHC, Inc., Encore Medical Corporation, Bank of America, N.A., Banc of America Securities LLC, and a syndicate of banks, financial institutions and other institutional lenders party thereto, dated as of October 4, 2004 (5)

4.4	Indenture dated October 4, 2004 among Encore Medical IHC, Inc., as issuer, its domestic subsidiaries and Encore Medical Corporation, as guarantors, and Wells Fargo Bank, N.A., as trustee (1)

4.5	Registration Rights Agreement dated October 4, 2004 among Encore Medical IHC, Inc., the signatories named therein as guarantors, Banc of America Securities LLC and First Albany Capital Inc. (1)

4.6	Investor Rights Agreement among Encore Medical Corporation and certain Empi principal shareholders dated October 4, 2004. (6)

4.7	Indemnification Escrow Agreement dated October 4, 2004 among Encore Medical Corporation, MPI Holdings, LLC, as Holder Representative, and JPMorgan Chase Bank **

4.8	Lock-up Agreement dated October 4, 2004 between Encore Medical Corporation and MPI Holdings, LLC (12)

10.1*	Encore Medical Corporation 1996 Incentive Stock Plan, as amended (5)

10.2*	Form of Stock Option Agreement – 1996 Incentive Stock Plan Agreement (5)

10.3*	Encore Medical Corporation Amended and Restated 1997 Distributor Advisory Panel Stock Option Plan (7)

10.4*	Form of Stock Option Agreement – 1997 Distributor Advisory Panel Stock Option Plan Agreement (5)

10.5*	Encore Medical Corporation 1997 Surgeon Advisory Panel Stock Option Plan, as amended **

10.6*	Form of Stock Option Agreement – 1997 Surgeon Advisory Panel Stock Option Plan Agreement (5)

10.7*	Encore Medical Corporation 2000 Non-Employee Director Stock Option Plan, as amended **

10.8*	Form of Stock Option Agreement – 2000 Non-Employee Director Stock Option Plan Agreement (5)

10.9*	Form of Stock Option Agreement with respect to stock options granted to former employees of Empi, Inc. on October 4, 2004 **

10.10*	Employment Agreement between Encore Medical Corporation and Kenneth W. Davidson dated October 1, 2003 (11)

10.11*	Employment Agreement between Encore Medical Corporation and Paul Chapman dated February 8, 2002 (8)

10.11.1*	Amendment to Employment Agreement between Encore and Paul Chapman dated November 15, 2003 **

10.12*	Employment Agreement between Encore Medical Corporation and William W. Burke dated August 30, 2004 (5)

Exhibit
No.	Description
10.13*	Employment Agreement between Encore Medical Corporation and Harry L. Zimmerman dated June 12, 2001 (9)

10.13.1*	Amendment to Employment Agreement between Encore and Harry L. Zimmerman dated November 15, 2003 **

10.14*	Employment Agreement between Encore Medical Corporation and Jack Cahill dated June 12, 2001 (9)

10.14.1*	Amendment to Employment Agreement between Encore and Jack Cahill dated November 15, 2003 **

10.15*	Employment Agreement between Encore and Scott Klosterman dated June 2, 2003 (10)

10.15.1*	Amendment to Employment Agreement between Encore and Scott Klosterman dated November 15, 2003 **

10.16*	Restricted Stock Agreement between Encore Medical Corporation and Kenneth W. Davidson dated June 12, 2001 (9)

10.17*	Restricted Stock Agreement between Encore Medical Corporation and Harry L. Zimmerman dated June 12, 2001 (9)

10.18*	Restricted Stock Agreement between Encore Medical Corporation and Jack Cahill dated June 12, 2001 (9)

10.19	Exclusive Distribution Agreement between Medireha GmbH and Ormed GmbH dated effective July 1, 1998 (10)

12.1	Computation of Ratio of Earnings to Fixed Charges**

21.1	Schedule of Subsidiaries of Encore Medical Corporation **

23.1	Consent of KPMG LLP **

31.1	Certification by Chief Executive Officer (pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) **

31.2	Certification by Chief Financial Officer (pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) **

32.1	Section 1350 – Certification by Chief Executive Officer (pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002) **

32.2	Section 1350 – Certification by Chief Financial Officer (pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002) **

*	= constitutes management contract or compensatory arrangement

**	= filed herewith

(1)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on October 8, 2004 and incorporated by reference herein

(2)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on July 19, 2004 and incorporated by reference herein

(3)	Filed as an exhibit to Encore’s Form S-4/A filed with the SEC on February 24, 2005 (No. 333-121780-08) and incorporated by reference herein

(4)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on February 25, 2002 and incorporated by reference herein

(5)	Filed as an exhibit to Encore’s Form 10-Q filed with the SEC on November 15, 2004 and incorporated by reference herein

(6)	Filed as an exhibit to Encore’s Form S-4 filed with the SEC on December 30, 2004 (No. 333-121780-08) and incorporated by reference herein

(7)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on December 17, 2003 and incorporated by reference herein

(8)	Filed as an exhibit to Encore’s Form 10-K filed with the SEC on March 28, 2003 and incorporated by reference herein

(9)	Filed as an exhibit to Encore’s Form 10-K filed with the SEC on March 29, 2002 and incorporated by reference herein

(10)	Filed as an exhibit to Empi, Inc.’s Amendment No. 2 to Form S-1 filed with the SEC on July 7, 2004 (No. 333-113915) and incorporated by reference herein

(11)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on December 17, 2003 and incorporated by reference herein

(12)	Filed as an exhibit to TC Group LLC’s Schedule 13D/A filed October 15, 2004 and incorporated by reference herein

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE MEDICAL CORPORATION

March 16, 2005	By:	/s/ Kenneth W. Davidson

Date		Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2005	By:	/s/ Kenneth W. Davidson

Date		Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer
(Principle Executive Officer)

March 16, 2005	By:	/s/ William W. Burke

Date		William W. Burke, Executive Vice President and Chief Financial Officer
(Principle Financial Officer and Principle Accounting Officer)

March 16, 2005	By:	/s/ Joel Kanter

Date		Joel Kanter, Director

March 16, 2005	By:	/s/ Richard Martin

Date		Richard Martin, Director

March 16, 2005	By:	/s/ Zubeen Shroff

Date		Zubeen Shroff, Director

March 16, 2005	By:	/s/ Bruce F. Wesson

Date		Bruce F. Wesson, Director

March 16, 2005	By:	/s/ Alastair Clemow

Date		Alastair Clemow, Director

March 16, 2005	By:	/s/ Karen Osar

Date		Karen Osar, Director