Form 10-Q
period 2005-04-02
ENCORE MEDICAL CORP
filed 2005-05-11
CIK 944763

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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
Yes ☑ No ☐

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of May 1, 2005 was 51,745,451.

ENCORE MEDICAL CORPORATION

Quarterly Report on Form 10-Q
For the period ended April 2, 2005

Part I. Financial Information

Item 1. Financial Statements

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
As of April 2, 2005 and December 31, 2004
(in thousands, except share and per share data)

	April 2,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,312	$19,889
Accounts receivable, net	54,283	58,588
Inventories, net	56,542	49,129
Current deferred tax asset	9,016	8,831
Prepaid expenses and other current assets	4,280	2,691

Total current assets	138,433	139,128

Property and equipment, net	27,935	26,886
Goodwill	293,712	286,231
Intangible assets, net	89,544	87,697
Other assets	12,096	12,197

Total assets	$561,720	$552,139

Liabilities, Stockholders’ Equity and Minority Interest
Current liabilities:
Current portion of long-term debt	$8,137	$8,346
Accounts payable	10,859	10,850
Accrued expenses	27,243	29,049

Total current liabilities	46,239	48,245

Long-term debt, net of current portion	320,010	307,207
Non-current deferred tax liability	34,547	34,682
Other non-current liabilities	590	867

Total liabilities	401,386	391,001

Minority interest	609	821

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,214,000 and 52,204,000 shares issued, respectively	52	52
Additional paid-in capital	154,913	154,894
Notes received for sale of common stock	(846)	(948)
Retained earnings	5,169	3,576
Accumulated other comprehensive income	2,084	4,390
Less cost of repurchased stock, warrants and rights (512,000 shares)	(1,647)	(1,647)

Total stockholders’ equity	159,725	160,317

Total liabilities, stockholders’ equity and minority interest	$561,720	$552,139

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended April 2, 2005 and April 3, 2004
(in thousands, except per share amounts)

	Three Months Ended
	April 2,	April 3,
	2005	2004
	(unaudited)
Net sales	$75,356	$31,044
Cost of sales	31,154	15,089

Gross margin	44,202	15,955

Operating expenses:
Selling, general and administrative	32,007	11,738
Research and development	2,493	1,669

Income from operations	9,702	2,548

Other income (expense):
Interest income	84	132
Interest expense	(6,997)	(189)
Other income (expense), net	(90)	6

Income before income taxes and minority interest	2,699	2,497

Provision for income taxes	1,080	944
Minority interest	26	—

Net income	$1,593	$1,553

Net income per common share:
Basic earnings per share	$0.03	$0.04
Shares used in computing basic earnings per share	51,700	42,723
Diluted earnings per share	$0.03	$0.04
Shares used in computing diluted earnings per share	52,432	44,334

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the three months ended April 2, 2005 and April 3, 2004
(in thousands)

	Three Months Ended
	April 2,	April 3,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$1,593	$1,553
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,149	730
Amortization of intangibles	1,228	217
Amortization of debt issuance costs	553	41
Non-cash interest expense	24	—
Stock-based compensation	38	33
Tax provision associated with stock options	(49)	—
Loss on disposal of assets	207	6
Deferred taxes	2,646	(2)
Accretion of held-to-maturity investments	—	(87)
Sales returns, rebates and other allowances	14,744	1,616
Inventory reserves	1,448	694
Minority interest	26	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Increase in accounts receivable	(10,649)	(3,201)
Increase in inventories	(4,649)	(3,486)
Increase in prepaid expenses, other assets and liabilities	(2,189)	(315)
(Decrease) increase in accounts payable and accrued expenses	(7,474)	799

Net cash used in operating activities	(354)	(1,402)
Cash flows from investing activities:
Acquisition of subsidiaries	(15,246)	—
Acquisition of technology license	—	(459)
Purchases of property and equipment	(2,050)	(1,210)

Net cash used in investing activities	(17,296)	(1,669)
Cash flows from financing activities:
Proceeds from issuance of common stock	48	23
Proceeds from notes receivable for sale of common stock	102	—
Proceeds from short-swing profit	—	288
Proceeds from long-term obligations	14,700	—
Payments on long-term obligations	(2,126)	(397)
Payment of debt issuance costs	(166)	—
Dividend to minority shareholder	(198)	—

Net cash provided by (used in) financing activities	12,360	(86)
Effect of exchange rate on cash and cash equivalents	(287)	—

Net decrease in cash and cash equivalents	(5,577)	(3,157)
Cash and cash equivalents at beginning of period	19,889	10,074

Cash and cash equivalents at end of period	$14,312	$6,917

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,278	$147
Cash paid for income taxes	$1,148	$79
Non-cash investing and financing activities:
Purchase of technology through the issuance of a note payable	$—	$250

See accompanying notes to unaudited consolidated financial statements.

Encore Medical Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries and those entities in which we hold a controlling interest (individually and collectively referred to as “us,” “we,” “our company” or “Encore”). Minority interest reflects the 50% separate ownership of Medireha GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K dated December 31, 2004.

Description of Business

We are a diversified orthopedic company that designs, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices including surgical implants, products for orthopedic rehabilitation, pain management, physical therapy and sports medicine equipment. Our products are used primarily by orthopedic surgeons, physical and occupational therapists, athletic trainers, and other healthcare specialists who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, and sports-related injuries. Our non-invasive medical devices and related accessories are primarily used by patients for at-home therapy.

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

2. ACCOUNTS RECEIVABLE

A summary of activity in our accounts receivable reserves for doubtful accounts, sales returns, discounts, rebates and other allowances is summarized below:

	April 2,	April 3,
	2005	2004
Balance, beginning of year	$11,978	$1,388
Provision	14,744	1,616
Charges	(13,185)	(1,723)

Balance, end of period	$13,537	$1,281

3. INVENTORIES

Inventories consist of the following:

	April 2,	December 31,
	2005	2004
Components and raw materials	$14,033	$13,639
Work in process	5,037	3,145
Finished goods	30,200	25,054
Inventory held on consignment	13,787	12,725

	63,057	54,563
Less-inventory reserves	(6,515)	(5,434)

	$56,542	$49,129

A summary of the activity in our inventory reserve for slow moving, excess, product obsolescence and valuation is presented below:

	April 2,	April 3,
	2005	2004
Balance, beginning of year	$5,434	$2,203
Provision charged to cost of sales	1,448	694
Write-offs charged to reserve	(367)	(167)

Balance, end of period	$6,515	$2,730

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

4. GOODWILL AND INTANGIBLE ASSETS

A summary of the activity in goodwill is presented below:

	April 2,	April 3,
	2005	2004
Balance, beginning of year	$286,231	$18,146
Adjustment related to resolution of contingencies associated with the acquisition of Empi, Inc. (“Empi”)	5,865	—
Goodwill associated with the acquisition of Osteoimplant Technology, Inc. (“OTI”)	4,881	—
Foreign currency translation	(3,265)	—

Balance, end of period	$293,712	$18,146

Intangibles consisted of the following as of April 2, 2005:

	Gross
	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net
Amortizable intangible assets:
Technology-based	$12,063	$(1,676)	$10,387
Marketing-based	898	(176)	722
Customer-based	49,993	(4,076)	45,917

	$62,954	$(5,928)	$57,026

Unamortizable intangible assets:
Trademarks			31,768
Foreign currency translation			750

Total intangible assets			$89,544

Intangibles consisted of the following as of December 31, 2004:

	Gross
	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net
Amortizable intangible assets:
Technology-based	$11,032	$(1,604)	$9,428
Marketing-based	898	(163)	735
Customer-based	47,143	(3,203)	43,940

	$59,073	$(4,970)	$54,103

Unamortizable intangible assets:
Trademarks			31,768
Foreign currency translation			1,826

Total intangible assets			$87,697

During the three months ended April 2, 2005, we acquired $4,151 of intangible assets. Amortization expense for the three months ended April 2, 2005 and April 3, 2004 were $1,228 and $217, respectively.

We will continue to amortize our amortizable assets over their remaining useful lives ranging from 1 to 38 years on a straight-line basis.

Our estimated amortization expense for the nine months ended December 31, 2005 and the next five years is as follows:

For nine months ended December 31, 2005	$3,990
For year ended December 31, 2006	5,020
For year ended December 31, 2007	4,679
For year ended December 31, 2008	4,389
For year ended December 31, 2009	4,112
For year ended December 31, 2010	3,435

5. LONG-TERM DEBT

Our long-term debt (including capital lease obligations) consists of the following:

	April 2,	December 31,
	2005	2004
$180 million senior credit facility to a syndicate of financial institutions; composed of a $150 million six-year term loan and a five-year $30 million revolving credit facility; collateralized by all domestic assets of Encore and pledge of 66% of equity in foreign subsidiaries of Encore; interest rate at Bank of America’s base rate or the London Interbank Offered Rate (LIBOR), plus an applicable margin determined by, among other things, the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA); term loan subject to quarterly principal installments; payments beginning March 30, 2005 of (a) $1.9 million each of the first 12 quarters, (b) $3.8 million each of the next 8 quarters, and (c) $24.4 million each of the last 4 quarters with the last payment due October 2010; interest rate of 6.04% at April 2, 2005.
	$162,825	$150,000
$165 million senior subordinated notes payable to institutional investors issued at 99.314% of principal amount; less unamortized discount of $1,084; interest at 9.75%; interest payable semi-annually on April 1 and October 1 of each year through October 1, 2012; junior and subordinated to senior credit facility.	163,916	163,892
4% note payable to a corporation in connection with the acquisition of a technology license in 2004, payable in varying quarterly installments through March 2009.	250	250
Note payable to a corporation in connection with the acquisition of Rehab Med+Equip by Empi in 2002; 50% payable in each of July 2005 and July 2008; interest at higher of 5% or prime; interest rate of 5% at April 2, 2005.	938	938
European bank loans to finance European working capital; monthly payments through March 2006, variable interest at 5.25% at April 2, 2005.	68	93
8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 2005.	—	208
Capital lease obligations, collateralized by related equipment.	150	172

	328,147	315,553

Less – current portion	(8,137)	(8,346)

	$320,010	$307,207

The debt agreements related to our $180 million senior credit facility and our $165 million senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect our ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreements. As of the date of this report, we are in compliance with all debt covenants and warranties. In addition, these debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations.

On March 1, 2004, we acquired an exclusive license to manufacture and sell products incorporating a patented implant design and mechanism for a total purchase price of $709. In connection with this acquisition, we issued a $250 note to the holders of the patents. Payments under this note are due in quarterly installments equal to 6% of our net sales of products utilizing this technology. The interest rate under this note will be adjusted annually to equal the New York prime rate. All unpaid principal and interest under this note is due on March 1, 2009.

6. STOCK-BASED COMPENSATION

We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148 and SFAS 123, we continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant, over the amount an employee must pay to acquire the stock. We account for stock based awards for non-employees under the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus 96-18.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) amends SFAS 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense is to be charged during the vesting period. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123(R) to the first fiscal year beginning after June 15, 2005. Therefore, this Statement will become effective for us in the first quarter of 2006. We are currently evaluating the impact of the adoption of SFAS 123(R) and the impact it will have on our financial position and results of operations.

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

		Three Months Ended
		April 2,	April 3,
		2005	2004
Net income	As reported	$1,593	$1,553

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(478)	(151)

Net income	Pro forma	$1,115	$1,402

Earnings per share:
Basic:	As reported	$0.03	$0.04
	Pro forma	$0.02	$0.03

Diluted:	As reported	$0.03	$0.04
	Pro forma	$0.02	$0.03

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. We used the following weighted average assumptions for grants during the first three months of 2005 and 2004:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	81.7%	93.5%
Risk-free interest rate	4.1%	2.7%
Expected life	4.1 years	4.3 years

7. SEGMENT AND GEOGRAPHIC INFORMATION

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

Information regarding business segments is as follows:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Net sales:
Surgical Implant Division	$12,291	$10,779
Orthopedic Rehabilitation Division	63,065	20,265

Consolidated net sales	$75,356	$31,044

Gross margin:
Surgical Implant Division	$9,817	$7,676
Orthopedic Rehabilitation Division	34,385	8,279

Consolidated gross margin	$44,202	$15,955

We allocate resources and evaluate the performance of our segments based on gross margin and therefore have not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131. We do not allocate assets to reportable segments because certain of our property and equipment are shared by all of our segments.

Geographic Area

We added a European-based operation in 2004 through our acquisition of Empi on October 4, 2004.

Following are our net sales by geographic area:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Net sales:
United States	$58,591	$27,119
Germany	9,630	403
Other Europe, Middle East & Africa	4,547	1,508
Asia Pacific	1,345	984
Other	1,243	1,030

	$75,356	$31,044

Our property and equipment and depreciation expense by geographic area are as follows:

	Property and Equipment, Net		Depreciation Expense
	As of		Three Months Ended
	April 2,	December 31,	April 2,	April 3,
	2005	2004	2005	2004
North America	$23,315	$19,162	$1,624	$730
Europe	4,620	7,724	525	—

	$27,935	$26,886	$2,149	$730

8. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted per share computations:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Net income	$1,593	$1,553

Shares used in computing basic earnings per share	51,700	42,723
Common stock equivalents	732	1,611

Shares used in computing diluted earnings per share	52,432	44,334

Earnings per share:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

For the quarters ended April 2, 2005 and April 3, 2004, we did not include the effect of 1,144 and 294 common stock equivalents, respectively, in the computation of diluted earnings per share because the inclusion of such would be anti-dilutive.

9. ACQUISITION OF EMPI

On October 4, 2004, we acquired Empi, a privately held Minnesota corporation. We believe with this acquisition, we have created the first orthopedic product company that provides a comprehensive continuum of products for the needs of orthopedic surgical and rehabilitative patients. The total purchase price of approximately $369.8 million was comprised of approximately $172.8 million payable to the Empi common stockholders and option holders in cash, along with eight million shares of our common stock, plus the repayment of approximately $154.9 million of outstanding Empi debt plus $7.0 million in purchase costs.

The cash portion of the acquisition consideration was subject to adjustment based upon an audited balance sheet of Empi as of the closing date. In addition, it was anticipated that a closing tax benefit would be generated upon the completion of the Empi acquisition. We agreed to file for the related refunds and, as additional Empi acquisition consideration, agreed to pay the former stockholders and option holders of Empi the lesser of $6 million or the full amount of any such granted refunded taxes.

During the first quarter of 2005, we determined the actual amount of the tax benefit due to Empi’s former stockholders and option holders, which resulted in additional acquisition consideration of $6 million based upon the tax benefit refunds we have received. In addition, we are entitled to a return of $291 of the original acquisition consideration based upon the results of Empi’s audited balance sheet as of the closing date. As resolution has been reached on these contingencies on April 2, 2005, we have recognized a receivable and a liability for these items, which have been settled in cash during the second quarter of 2005. Finally, we incurred an additional $156 in purchase costs. As a result of these transactions, the total purchase price for the Empi acquisition has been adjusted to $375.7 million. There have been no changes to the estimated fair value of acquired tangible and identifiable intangible assets or the assumed liabilities of Empi. Therefore, the net additional acquisition consideration of $5.8 million has been reflected as an addition to the goodwill acquired in this business combination.

10. ACQUISITION OF OTI

On February 22, 2005, we acquired substantially all of the assets of OTI, which included a line of spinal implant products and several total knee and hip implant designs. The total purchase price for the OTI assets of approximately $15.1 million was comprised of approximately $14.5 million payable in cash to the OTI stockholders and $566 in purchase costs. We borrowed $14.7 million from our existing line of credit to finance this acquisition.

The acquisition consideration is subject to adjustment based upon the final balance sheet as of the closing date. In addition, there are up to $1.5 million in future milestone payments that could be earned by OTI based on the sales results of the OTI products we have acquired during the first twelve months after the closing of the transaction.

Under the purchase method of accounting, the total purchase price for the OTI assets is allocated to the acquired tangible and identifiable intangible assets and the assumed liabilities of OTI based upon their estimated fair values as of the closing date. The following represents the allocation of the aggregate purchase price for the OTI assets as of February 22, 2005. Fair value for certain assets acquired (inventory, fixed assets, intangible assets) was estimated based upon preliminary evaluations. For the remaining assets and liabilities, book value was deemed to approximate fair value due to the nature of the assets and liabilities. The following valuations are preliminary and are subject to change upon completion of independent third party appraisals:

Current assets	$4,393
Tangible and other noncurrent assets	1,764
Liabilities assumed	(99)
Intangible assets	4,151
Goodwill	4,881

$15,090

The tangible assets we acquired from OTI are being depreciated over their useful lives of two to five years and the acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable, using the straight-line method:

Asset class	Fair value	Wtd. Avg. Useful life
Technology-based	$1,301	6 years
Customer-based	2,850	7 years
Goodwill	4,881

	$9,032

The results of OTI have been included within the consolidated statement of operations since the date of acquisition, February 22, 2005.

11. GUARANTOR / NON-GUARANTOR COMPANIES OF THE 9 3/4% SENIOR SUBORDINATED NOTES DUE 2012

Under the terms of our 9 3/4% senior subordinated notes due 2012, Encore Medical Corporation and our domestic (U.S.) subsidiaries guarantee the notes. Our foreign subsidiaries do not guarantee the notes. The subsidiary issuer and each subsidiary guarantor are 100% owned by the parent company. All guarantees are full and unconditional, and are also joint and several among the guarantor companies. The indenture related to our notes impose certain restrictions including, among other things, limits on our ability and that of our subsidiaries to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or make other distributions;

•	repurchase our stock;

•	make investments;

•	sell or otherwise dispose of our assets, including capital stock of our subsidiaries;

•	create liens;

•	prepay, redeem or repurchase debt;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all of our assets.

The following condensed consolidating schedules present condensed financial information of our guarantors and our subsidiaries that are non-guarantors as of and for the periods presented below.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of April 2, 2005
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,022	$—	$5,715	$4,575	$—	$14,312
Accounts receivable, net	—	—	47,102	7,181	—	54,283
Inventories, net	—	—	54,156	2,615	(229)	56,542
Current deferred tax asset	—	—	8,941	5,172	(5,097)	9,016
Prepaid expenses and other current assets	2	—	3,847	431	—	4,280

Total current assets	4,024	—	119,761	19,974	(5,326)	138,433
Property and equipment, net	—	—	23,315	6,938	(2,318)	27,935
Goodwill	—	—	236,382	57,330	—	293,712
Intangible assets, net	—	—	71,485	18,059	—	89,544
Investment in subsidiaries	45,997	404,381	—	—	(450,378)	—
Intercompany receivable	107,620	—	—	—	(107,620)	—
Other assets	—	11,557	539	—	—	12,096

Total assets	$157,641	$415,938	$451,482	$102,301	$(565,642)	$561,720

Liabilities, Stockholders’ Equity and Minority Interest
Current liabilities:
Current portion of long-term debt	$—	$7,500	$598	$39	$—	$8,137
Accounts payable	—	—	9,886	973	—	10,859
Accrued expenses	—	609	20,647	5,987	—	27,243

Total current liabilities	—	8,109	31,131	6,999	—	46,239
Long-term debt, net of current portion	—	319,241	740	29	—	320,010
Non-current deferred tax liability	—	—	34,547	—	—	34,547
Intercompany payable	—	42,341	—	90,070	(132,411)	—
Other non-current liabilities	—	—	590	—	—	590

Total liabilities	—	369,691	67,008	97,098	(132,411)	401,386

Minority interest	—	—	—	609	—	609

Stockholders’ equity	157,641	46,247	384,474	4,594	(433,231)	159,725

Total liabilities, stockholders’ equity and minority interest	$157,641	$415,938	$451,482	$102,301	$(565,642)	$561,720

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Months Ended April 2, 2005
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$65,392	$11,047	$(1,083)	$75,356
Cost of sales	—	—	27,104	5,124	(1,074)	31,154

Gross margin	—	—	38,288	5,923	(9)	44,202

Operating expenses:
Selling, general and administrative	—	—	27,890	4,117	—	32,007
Research and development	—	—	2,136	357	—	2,493

Income from operations	—	—	8,262	1,449	(9)	9,702
Other income (expense):
Interest income	2	—	82	—	—	84
Interest expense	—	(6,975)	(43)	21	—	(6,997)
Other income (expense), net	1,720	8,694	64	(155)	(10,413)	(90)

Income before income taxes and minority interest	1,722	1,719	8,365	1,315	(10,422)	2,699
Provision for income taxes	—	—	441	642	(3)	1,080
Minority interest	—	—	—	26	—	26

Net income	$1,722	$1,719	$7,924	$647	$(10,419)	$1,593

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Three Months Ended April 2, 2005
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Cash flows from operating activities:
Net income	$1,722	$1,719	$7,924	$647	$(10,419)	$1,593
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	—	1,412	737	—	2,149
Amortization of intangibles	—	—	807	421	—	1,228
Amortization of debt issuance costs	—	553	—	—	—	553
Non-cash interest expense	—	24	—	—	—	24
Stock-based compensation	—	—	38	—	—	38
Tax provision associated with stock options	(49)	—	—	—	—	(49)
Deferred taxes	—	(3,651)	6,035	262	—	2,646
Loss (gain) on disposal of assets	—	—	(97)	304	—	207
Sales returns, rebates and other allowances	—	—	14,708	36	—	14,744
Inventory reserves	—	—	1,448	—	—	1,448
Minority interest	—	—	—	26	—	26
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Increase in accounts receivable	—	—	(10,372)	(277)	—	(10,649)
Increase in inventories	—	—	(4,467)	(191)	9	(4,649)
Decrease (increase) in prepaid expenses, other assets and liabilities	4	—	(1,910)	(283)	—	(2,189)
(Decrease) increase in accounts payable and accrued expenses	(2)	(3,877)	(2,879)	(713)	(3)	(7,474)

Net cash provided by (used in) operating activities	1,675	(5,232)	12,647	969	(10,413)	(354)
Cash flows from investing activities:
Acquisition of subsidiaries	—	(156)	(15,090)	—	—	(15,246)
Investment in subsidiaries	(1,719)	(8,694)	—	—	10,413	—
Purchases of property and equipment	—	—	(1,387)	(663)	—	(2,050)

Net cash used in investing activities	(1,719)	(8,850)	(16,477)	(663)	10,413	(17,296)
Cash flows from financing activities:
Net proceeds from issuance of common stock	48	—	—	—	—	48
Proceeds from notes receivable for sale of common stock	102	—	—	—	—	102
Intercompany	3,177	1,423	(5,476)	876	—	—
Proceeds from long-term obligations	—	14,700	—	—	—	14,700
Payments on long-term obligations	—	(1,875)	(230)	(21)	—	(2,126)
Payment of debt issuance costs	—	(166)	—	—	—	(166)
Dividend to minority shareholder	—	—	—	(198)	—	(198)

Net cash provided by (used in) financing activities	3,327	14,082	(5,706)	657	—	12,360
Effect of exchange rate on cash and cash equivalents	—	—	28	(315)	—	(287)

Net increase (decrease) in cash and cash equivalents	3,283	—	(9,508)	648	—	(5,577)
Cash and cash equivalents at beginning of year	739	—	15,223	3,927	—	19,889

Cash and cash equivalents at end of period	$4,022	$—	$5,715	$4,575	$—	$14,312

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of December 31, 2004
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$739	$—	$15,223	$3,927	$—	$19,889
Accounts receivable, net	—	—	51,550	7,038	—	58,588
Inventories, net	—	—	46,742	2,573	(186)	49,129
Current deferred tax asset	—	—	8,831	—	—	8,831
Prepaid expenses and other current assets	7	—	2,232	452	—	2,691

Total current assets	746	—	124,578	13,990	(186)	139,128
Property and equipment, net	—	—	19,162	7,724	—	26,886
Goodwill	—	—	225,637	60,594	—	286,231
Intangible assets, net	—	—	67,720	19,977	—	87,697
Investment in subsidiaries	49,299	393,096	73,292	—	(515,687)	—
Intercompany receivable	111,300	—	—	—	(111,300)	—
Other assets	—	11,527	557	113	—	12,197

Total assets	$161,345	$404,623	$510,946	$102,398	$(627,173)	$552,139

Liabilities, Stockholders’ Equity and Minority Interest
Current liabilities:
Current portion of long-term debt	$—	$7,500	$805	$41	$—	$8,346
Accounts payable	—	—	9,110	1,740	—	10,850
Accrued expenses	—	4,484	18,279	6,356	(70)	29,049

Total current liabilities	—	11,984	28,194	8,137	(70)	48,245
Long term debt, net of current portion	—	306,392	763	52	—	307,207
Non-current deferred tax liability	—	—	33,044	1,638	—	34,682
Intercompany payable	—	39,200	58,951	13,149	(111,300)	—
Other non-current liabilities	—	269	598	—	—	867

Total liabilities	—	357,845	121,550	22,976	(111,370)	391,001

Minority interest	—	—	—	821	—	821

Stockholders’ equity	161,345	46,778	389,396	78,601	(515,803)	160,317

Total liabilities, stockholders’ equity and minority interest	$161,345	$404,623	$510,946	$102,398	$(627,173)	$552,139

Consolidating financial statements prior to October 4, 2004 do not provide additional meaningful information to that presented in the consolidated financial statements, as the issuer (Encore Medical IHC, Inc.) did not exist and the non-guarantor companies were not owned by Encore prior to that date. As a result, we have omitted this information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. We will discuss and provide our analysis of the following:

•	Overview of Business and First Quarter Results

•	Results of Operations

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Liquidity and Capital Resources

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

     In recent years, our growth has been driven both by the introduction of products facilitated by our research and development efforts and selected acquisition of businesses or products in the orthopedic industry. Our most recent acquisition of substantially all the assets of OTI occurred in February 2005. This acquisition added a line of spinal implant products and several total knee and hip implant designs to our existing product offerings within our Surgical Implant Division. We expect the addition of the spine product line to expand our penetration of the spine segment of the market. We have completed three other acquisitions that have allowed us to extend our business in the orthopedic market to include electrotherapy products, rehabilitation equipment and orthopedic soft goods. These acquisitions include our October 4, 2004 purchase of Empi, a provider of non-invasive medical devices and accessories that are primarily used by patients for at-home therapy. In February 2002, we purchased Chattanooga Group, Inc., a provider of orthopedic rehabilitation products offering a wide variety of rehabilitation and home health products for orthopedic professionals for use in their clinics. In July 2001, we purchased the orthopedic soft goods, patient safety devices and pressure care product lines of Kimberly-Clark Corporation.

     We have financed our recent acquisitions through the sale of equity securities and the issuance of additional debt. We borrowed funds from our existing line of credit to finance our cash purchase of the OTI assets. We financed the Empi acquisition through a combination of the issuance of new equity and the issuance of both senior secured and senior subordinated unsecured debt, which was obtained from financial institutions and institutional investors. We financed the Chattanooga Group, Inc. acquisition with debt, which was subsequently repaid from the net proceeds of a public offering of our common stock in August 2003. We financed our soft goods acquisition principally by applying a portion of the proceeds from the sale of Series A Preferred Stock, which was subsequently converted into shares of our common stock in August 2003. We expect that we will continue to utilize some combination of both debt and equity funding to finance acquisitions in the future.

     The nature of our business requires significant investment in inventory, capital equipment and new product development. Our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Many of our domestic customers require consignment product be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. Additionally, we are subject to significant requirements for investment in manufacturing equipment and facilities and for the instrument sets required by our Surgical Implant Division customers. Finally, we have placed an emphasis on our research and development efforts for new products, particularly with respect to our Surgical Implant Division.

     Our net sales increased 142.7% in the first quarter of 2005 to $75.4 million compared to $31.0 million in the quarter ended April 3, 2004. Our first quarter 2005 comparative operating performance was driven by continued growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions and by revenues resulting from products we acquired in the Empi acquisition. Gross margin as a percentage of our net sales increased to 58.7% in the first quarter of 2005 from 51.4% in the first quarter of 2004. Gross margin in both our divisions improved from increasing sales of higher margin product lines and the impact of revenue from sales of Empi products, which are sold via a direct sales force at a higher margin than our other Orthopedic Rehabilitation Division product lines, which are sold through an extensive dealer network. Our operating income improved significantly to $9.7 million for the first quarter of 2005 compared to $2.5 million in the same period of 2004 primarily due to continued growth in both our Surgical Implant Division and Orthopedic Rehabilitation Division, which also benefited from the impact of the Empi acquisition. Finally, we achieved net income of $1.6 million, or $0.03 of diluted earnings per share in the first quarter of 2005 compared to net income of $1.6 million or $0.04 of diluted earnings per share in the first quarter of 2004. In the first quarter of 2005, we had 52.4 million diluted shares outstanding, compared to 44.3 million diluted shares outstanding in the same period last year.

     Our results in the first quarter of 2005 were principally driven by improved sales and gross margin percentages in both of our divisions. We also controlled our operational spending throughout the organization. We continued to invest in expanding our United States sales force for reconstruction and spinal products in our Surgical Implant Division and in new product development across both our divisions. As a result, operating activities used $354,000 of cash in the first quarter of 2005, which represents an improvement of $1.0 million from the first quarter of 2004 when operating activities used $1.4 million of cash.

Results of Operations

     The following table sets forth our statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	41.3	48.6

Gross margin	58.7	51.4
Operating expenses:
Selling, general and administrative	42.5	37.8
Research and development	3.3	5.4

Income from operations	12.9	8.2
Interest income	0.1	0.4
Interest expense	(9.3)	(0.6)
Other income (expense)	(0.1)	0.0

Income before income taxes and minority interest	3.6	8.0
Provision for income taxes	1.5	3.0
Minority interest	—	—

Net income	2.1	5.0

Three Months Ended April 2, 2005, as Compared to the Three Months Ended April 3, 2004

     Net sales. Our net sales for the quarter ended April 2, 2005 were $75.4 million, representing an increase of 142.7% over net sales of $31.0 million in the quarter ended April 3, 2004, driven by continued growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions, largely a result of sales generated from products we acquired in the Empi acquisition. Our domestic net sales increased 116.1% to $58.6 million in the first quarter of 2005 from $27.1 million in the first quarter of 2004. Our foreign net sales increased 327.1%, to $16.8 million for the first three months of 2005 from $3.9 million for the same period in 2004.

     The following table sets forth the geographic mix of our net sales for the first quarter of 2005 compared to the first quarter of 2004 (in thousands).

	Domestic			International			Total
	April 2,	April 3,	%	April 2,	April 3,	%	April 2,	April 3,	%
	2005	2004	Growth	2005	2004	Growth	2005	2004	Growth
Surgical Implant Division	$10,807	$9,655	11.9%	$1,484	$1,124	32.0%	$12,291	$10,779	14.0%

Orthopedic Rehabilitation Division	47,784	17,464	173.6%	15,281	2,801	445.6%	63,065	20,265	211.2%

Total	$58,591	$27,119	116.1%	$16,765	$3,925	327.1%	$75,356	$31,044	142.7%

     We continue to increase our market penetration in domestic surgical implant sales. In the Surgical Implant Division, we had net sales of $12.3 million during the first quarter of 2005 compared to $10.8 million in the first quarter of 2004, an increase of 14%. Domestic Surgical Implant Division sales for the first quarter of 2005 grew 11.9% to $10.8 million compared to $9.7 million in the first quarter of 2004. International sales of $1.5 million in the first quarter of 2005 grew 32% over the prior year’s first quarter sales of $1.1 million. Our core knee and hip product lines were the primary drivers of our Surgical Implant Division revenue growth this quarter, while our spine product sales declined from the first quarter of 2004 primarily due to a reduction in spine product revenue associated with a product we no longer distribute. We expect our recent acquisition of OTI, which included the Advanced Spine™ product line, to strengthen our sales of spine products.

     In the Orthopedic Rehabilitation Division, we had net sales of $63.1 million during the first quarter of 2005 compared to $20.3 million in the first quarter of 2004, representing an increase of 211.2%. This Division achieved continued growth in its clinical and home electrotherapy product lines, which were positively impacted by the introduction of new models of its Vectra Genisys® and Intelect XT® electrotherapy, ultrasound and laser products. In addition, on a comparative basis this division benefited from the inclusion of sales related to our acquisition of Empi in the fourth quarter of 2004.

     In the first quarter of 2005, sales of new products, which are products that have been on the market less than one year, accounted for $2.2 million compared to last year’s first quarter 2004 new product sales, which accounted for $942,000.

     Gross margin. Our overall gross margin as a percentage of net sales increased to 58.7% in the first quarter 2005 from 51.4% in the first quarter of 2004. Both of our divisions experienced improvement in gross margin as a percentage of net sales. Our Surgical Implant Division gross margin increased to 79.9% in the first quarter of 2005 from 71.2% in the first quarter of 2004 and our Orthopedic Rehabilitation Division gross margin increased to 54.5% in the first quarter of 2005 from 40.9% in the first quarter of 2004. The improvement in our Surgical Implant Division’s gross margin as a percentage of net sales was driven by continued growth of higher margin knee and hip product sales. Similarly, our Orthopedic Rehabilitation Division’s improvement in gross margin as a percentage of net sales was impacted by continued growth in our higher margin electrotherapy and dysphagia product lines. In addition, this division benefited from the impact of revenue from sales of Empi products, which are sold through a direct sales force at a higher margin than our other Orthopedic Rehabilitation Division product lines, which are sold through an extensive dealer network.

     Selling, General and Administrative. Our selling, general, and administrative expenses increased to $32.0 million in the first quarter of 2005 from $11.7 million in the first quarter of 2004. As a percentage of net sales, selling, general, and administrative expenses increased to 42.5% from 37.8% in the prior year first quarter. The majority of this increase is a result of additional selling, general and administrative expenses related to the acquisition of Empi. We also incurred

$820,000 of severance charges for certain former executive officers of Empi and our amortization expense increased $1.1 million primarily due to the additional amortization related to the intangible assets acquired from Empi.

     Research and Development. Our research and development expenses increased 49.4% to $2.5 million for the first quarter of 2005 from $1.7 million for the first quarter of 2004. Although there was an increase of $800,000 in research and development expenditures, which was largely due to the acquisition of Empi, as a percentage of net sales, research and development costs were only 3.3% for the first quarter of 2005 compared to 5.4% for the first quarter of 2004. Empi has historically spent fewer dollars on research and development activities. As a result, the inclusion of Empi’s results has offset our increased expenditures in 2005 to develop new product designs. We expect to expand our new product design initiatives related to our new products acquired in the Empi acquisition as we move forward.

     Operating Income. Our operating income increased $7.2 million to $9.7 million in the first quarter of 2005 from $2.5 million in the first quarter of 2004. This increase is primarily due to continued growth in both our Surgical Implant Division and our Orthopedic Rehabilitation Division, which also benefited from the impact of the acquisition of Empi. Additionally, operating income as a percentage of sales increased to 12.9% in the first quarter of 2005 from 8.2% in the first quarter of 2004.

     Interest Expense. Our interest expense increased $6.8 million to $7.0 million in the first quarter of 2005 from $189,000 in the first quarter of 2004. The primary reasons for the increase in interest expense are borrowings of $328.6 million we incurred to finance the Empi and OTI acquisitions, along with $553,000 of amortization of deferred financing fees associated with the Empi acquisition.

     Net Income. We achieved net income for the first quarter of 2005 of $1.6 million, or $0.03 of diluted earnings per share compared to net income of $1.6 million, or $0.04 of diluted earnings per share in the first quarter of 2004. In the first quarter of 2005, we had 52.4 million diluted shares outstanding, compared to 44.3 million diluted shares outstanding in the same period last year.

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

     The Orthopedic Rehabilitation Division also consigns a portion of its inventory to clinics and other healthcare provider locations to allow its products to be immediately dispensed to patients. Because this inventory is not in our possession, we reserve for those devices based on the results of periodic inventory counts conducted by our sales representatives and based on historical trends.

Revenue Recognition

     We sell our Surgical Implant Division products through a network of independent sales representatives in the United States, as well as distributors outside the United States. We record revenues from sales made by sales representatives, who are paid commissions upon the ultimate sale of the products, at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. We record revenues from sales to customers outside the United States at the time the product is shipped to the distributor. Our international distributors, who sell the products to their customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay us within specified terms, regardless of when they sell the products. In addition, there is no price protection available to distributors.

     We sell our Orthopedic Rehabilitation Division products through a variety of distribution channels. We sell our clinical rehabilitation products to dealers. We sell our soft goods products to distributors, retail outlets and various medical and sports establishments. For both of these distribution channels, we record sales at the time the product is shipped to the customer. Customers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products and have no price protection except for distributors who participate in our rebate program. For our home therapy products, we recognize wholesale revenue when we ship our products to our wholesale customers. We recognize retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient’s insurance has been verified. For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.

     Reserves for Sales Allowances, Product Returns, Rebates and Rental Credits. We have established reserves to account for sales allowances, rebates, product returns and rental credits. Significant management judgment must be used and estimates made in connection with establishing the sales returns, rebates and other allowances in any accounting period.

     Our reserves for sales allowances and rebates account for sales of our products below the invoice price. These sales generally result from agreements that we enter into with certain customers that permit them to pay us for our products in amounts that are below the invoice price of the product. We estimate the amount of the reduction based on historical experience and invoices generated in the period in question, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We provide for these reserves by reducing our gross revenue.

     Our reserve for product returns accounts for customer returns of our products after purchase. These returns are mainly attributable to a third-party payor’s refusal to provide a patient release or reimbursement for the product or the inability of the product to adequately address the patient’s condition. We provide for this reserve by reducing gross revenue by an amount based on our historical rate of returns.

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

     Reserve for Uncollectible Accounts Receivable. In addition to the reserves for sales allowances, rebates, returns and rental credits, we have also established a reserve for uncollectible accounts receivable. These uncollectible accounts are a result of nonpayment from our customers and patients. The reserve is based on historical trends and current relationships with our customers and providers. Additions to this reserve are reflected in selling, general, and administrative expense.

Deferred Tax Asset Valuation Allowance

     In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether we attain future taxable income during the periods in which those temporary differences become deductible. Based upon our projections of future taxable income, and the periods and manner in which our deferred tax assets will be available, we estimate that it is more likely than not that all of our deferred tax assets will be available to offset future taxable income. As such, no valuation allowance has been provided against the deferred tax asset balance.

     Our gross deferred tax asset balance is approximately $11.5 million at April 2, 2005 and primarily relates to inventory and other reserves, accrued compensation and a net operating loss carry forward. Based on our current projections, we estimate that we will utilize these deferred tax items in future years before expiration.

Goodwill and Intangible Assets

     We must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination or asset acquisition, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to valuations of intangible assets acquired in connection with a business combination or asset acquisition, we use external third party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life, or the recoverability of the remaining balances of our goodwill and other intangible assets. If such events or circumstances were to indicate that the carrying amount of those assets would not be recoverable, we would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. The process of evaluating the potential impairment is subjective and requires us to exercise judgment in making assumptions related to future cash flows and discount rates. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, we would recognize an impairment loss.

     Any impairment of an intangible asset or goodwill would require a reduction in the value of the asset on our consolidated balance sheet and a charge to operating income on our consolidated statement of operations. The nature of the charge to operating income would be determined based upon the nature of the intangible asset or goodwill requiring the adjustment.

     As of April 2, 2005, we have goodwill and intangible assets as follows:

	Goodwill	Intangibles, net
Surgical Implant Division	$8,303	$4,771
Orthopedic Rehabilitation Division	285,409	84,773

Total	$293,712	$89,544

Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43 Chapter 4 “Inventory Pricing”, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless of whether they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) amends SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense is to be charged during the vesting period. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS No. 123(R) to the first fiscal year beginning after June 15, 2005. Therefore, this Statement will become effective for us in the first quarter of 2006. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and the impact it will have on our financial position and results of operations.

Liquidity and Capital Resources

     During the quarter ended April 2, 2005, our operating activities used $354,000 of cash and cash equivalents as compared to the quarter ended April 3, 2004 when our operating activities used cash of $1.4 million resulting in an improvement of $1.0 million. Our net income adjusted for non-cash items provided $24.6 million in operating cash flow during the first quarter of 2005, an increase of $19.8 million, compared to the $4.8 million provided during the first quarter of 2004. Due to increased sales levels, our gross accounts receivable used $10.6 million during the first quarter of 2005 while in the same period in the prior year our gross accounts receivable used $3.2 million, a net increase in cash usage of $7.4 million. Additionally, our prepaid expenses and other assets and liabilities used $2.2 million of cash primarily for inventory purchase advances and sales meeting expenditures as compared to the first quarter of 2004 when these assets used $315,000 of operating cash resulting in a decline in operating cash flow of $1.9 million. Finally, our outstanding balances of accounts payable and accrued liabilities decreased $7.5 million compared to the first quarter of 2004 when payables and accrued liabilities provided cash of $799,000. Our accounts payable and accrued liabilities decreased during the first quarter of 2005 due to the fact that we paid our semi-annual interest of $8.0 million on our senior subordinated notes.

     Investing activities used $17.3 million of cash in the first quarter of 2005 compared to $1.7 million in the first quarter of 2004. This increase is primarily due to the purchase of OTI during the first quarter of 2005, which utilized $15.1 million of cash. Capital expenditures used $2.1 million of cash during the first quarter of 2005 compared to $1.2 million during the first quarter of 2004 an increase of $840,000 over 2004. We continue to invest in the instrument sets required by our Surgical Implant Division to support sales force expansion, in the machine tools necessary to increase our manufacturing capacity and in the hardware and software required to improve our information systems.

     Cash provided by financing activities in the first quarter of 2005 increased to $12.4 million when compared to the first quarter of 2004, when cash used by financing activities was $86,000. This $12.4 million increase is primarily the result of capital raising activities to support our acquisition strategy. Proceeds from the net issuance of our long-term debt were $14.7 million in the first quarter of 2005, which represents borrowings under our revolving credit facility to fund the OTI acquisition. Payments on long-term obligations used $2.1 million during the first quarter of 2005 compared to $397,000 during the first quarter of 2004. This increase is largely due to the quarterly principal payment requirements under our $150 million term loan facility.

     Since our inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. We believe there is sufficient liquidity to fund current operations and contingencies. On October 4, 2004, we entered into a new senior credit facility with a syndicate of banks, financial institutions and other institutional lenders led by Bank of America, N.A., that provides for aggregate borrowings of up to $180 million, comprised of a five-year $30 million revolving credit facility, and a six-year $150 million term loan facility (the “Credit Facility”). Proceeds from the term loan facility were used to finance the cash portion of our purchase of Empi. In February 2005, we borrowed $14.7 million from our existing line of credit to finance the purchase of OTI. The remaining revolving credit facility is available to be used by us for general corporate purposes, subject to certain limitations. We executed various security documents, and we pledged to the lenders all of our domestic assets and 66% of the equity holdings of our foreign subsidiary to the lenders to secure the financing under the Credit Facility. The interest rate under the Credit Facility is dependent upon, among other things, our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. Based on that ratio as of April 2, 2005, our interest rate is equal to Bank of America’s base rate plus 0.5%, or the London Interbank Offered Rate (LIBOR) plus 3.00%.

     Beginning March 30, 2005, our term loan facility is payable in quarterly installments of principal of (a) $1.875 million, for each of the first twelve quarterly periods, (b) $3.75 million, for each of the next eight quarterly periods, and (c) $24.375 million, for each of the last four quarterly periods, with the last payment due in October 2010.

     Additionally, on October 4, 2004, we sold to investors $165 million in aggregate principal amount of 9 3/4% senior subordinated notes due 2012 (the “notes”) at a purchase price of 99.314% of the principal amount of the notes. Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semi-annually on April 1 and October 1, beginning on April 1, 2005. The lenders’ rights under the notes are junior and subordinate to the rights of the various lenders and the security interests created by the security documents executed pursuant to the Credit Facility.

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

     We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our remaining revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt repayment obligations and potentially smaller product acquisitions.

     While we currently believe that we will be able to meet all of our financial covenants imposed by our credit agreements, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to our credit agreements in the future.

     We continue to expand our business through selected acquisitions of businesses or products in the orthopedic industry. We have completed four acquisitions since 2000 that have allowed us to extend our business in the orthopedic market to include rehabilitation equipment and to expand our Surgical Implant Division product offerings. We have a history of raising capital through a combination of debt and equity offerings to finance these acquisitions. As additional financing needs arise, we will consider sources of financing to include a combination of debt or equity. We may issue debt or equity in anticipation of future financing needs, to position our capital structure towards a certain debt-to-equity range or to replace existing borrowing agreements.

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

Related Party Transaction

     During the first quarter of 2004, in accordance with Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we received $288,000 from a greater than 10% stockholder and its affiliates, which represented a “short-swing profit” under Section 16 of the Exchange Act. The funds were earned when shares of our stock were sold by this stockholder and its affiliates in our December 2003 public offering, which was within six months of the date the stockholders received warrants to acquire shares of our stock. The amounts received were recorded as an increase to additional paid-in capital.

     On October 4, 2004, we paid Galen Advisors LLC, an affiliate of one of our greater than 10% stockholders, a consulting fee of $1 million in connection with our acquisition of Empi. This payment resulted from a consulting agreement with Galen Advisors that we entered into in November 2003. Under the terms of this agreement, Galen Advisors assisted us in identifying, negotiating and consummating strategic acquisitions. We agreed to pay a one-time fee of $1 million for these services immediately following the closing, if any, of one or more merger or acquisition transactions with a purchase price equal to or in excess of $25.0 million in the aggregate. This consulting agreement terminated upon the payment of this fee.

     During the first quarter of 2005, a portion of the total consideration paid for the acquisition of OTI was used to repay a $96,000 note payable due from OTI to Windy City, Inc. (“Windy City”) Joel Kanter, a member of our board of directors, is an officer and director of Windy City. In connection with the acquisition, a finder’s fee obligation of OTI to Mr. Kanter in the amount of $60,000 was also paid to Mr. Kanter at the closing of the OTI acquisition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. Our primary exposure is to changing interest rates. We are exposed to interest rate risk in connection with our Credit Facility, which bears interest at floating rates based on the London Interbank Offering Rate (LIBOR) or the prime rate plus an applicable borrowing margin. Our outstanding balance under this agreement was $162.8 million as of April 2, 2005.

     We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. Our $180 million credit facility is based on variable interest rates. As of April 2, 2005, utilizing a hedging strategy, we have swapped variable rates for fixed rates on $50 million of the borrowing under the Credit Facility thereby locking in a fixed rate on this portion of the principal. All of our other debt is fixed rate debt. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

     Some of our Orthopedic Rehabilitation Division products are sold in European markets and are denominated in Euros. During the first quarter of 2005, our average monthly Euro sales were $4.1 million compared to $150,000 during the first quarter of 2004. This increase in average monthly sales is due to the inclusion of sales related to the Empi acquisition. As a result, currency fluctuations could have a greater impact on our operating results. For example, in periods in which the Euro strengthens against the U.S. dollar, our international net revenues increase because our Euro denominated net revenues will translate into a greater number of U.S. dollars. Conversely, in periods in which the Euro weakens against the U.S. dollar, our international revenues decrease because our Euro denominated net revenues will translate into fewer U.S. dollars.

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

     As indicated in the certifications in Exhibit 32 of this report, our Chief Executive Officer and our Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the evaluation of our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

     We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     None.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     None.

Item 6. Exhibits

a) Exhibits.

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2005	By:	/s/ Kenneth W. Davidson

Date		Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer

May 11, 2005	By:	/s/ William W. Burke

Date		William W. Burke, Executive Vice President and Chief Financial Officer