Form 10-Q
period 2005-07-02
ENCORE MEDICAL CORP
filed 2005-08-10
CIK 944763

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005
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
Yes ☑ No ☐
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of August 1, 2005 was 51,750,492.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the period ended July 2, 2005

Part I. Financial Information
Item 1. Financial Statements
ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 2, 2005 and December 31, 2004
(in thousands, except share and per share data)

	July 2,	December 31,
	2005	2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$15,666	$19,889
Accounts receivable, net	53,959	58,588
Inventories, net	56,787	49,129
Current deferred tax asset	9,308	8,831
Prepaid expenses and other current assets	3,653	2,691

Total current assets	139,373	139,128

Property and equipment, net	26,356	26,886
Goodwill	291,154	286,231
Intangible assets, net	86,156	87,697
Other assets	11,459	12,197

Total assets	$554,498	$552,139

Liabilities, Minority Interests and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$8,377	$8,346
Accounts payable	12,201	10,850
Accrued expenses	26,223	29,049

Total current liabilities	46,801	48,245

Long-term debt, net of current portion	317,908	307,207
Non-current deferred tax liability	29,424	34,682
Other non-current liabilities	582	867

Total liabilities	394,715	391,001

Minority interests	580	821

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,262,000 and 52,204,000 shares issued, respectively	52	52
Additional paid-in capital	155,098	154,894
Notes received for sale of common stock	(846)	(948)
Retained earnings	7,609	3,576
Accumulated other comprehensive (loss) income	(1,063)	4,390
Less cost of repurchased stock, warrants and rights (512,000 shares)	(1,647)	(1,647)

Total stockholders’ equity	159,203	160,317

Total liabilities, minority interests and stockholders’ equity	$554,498	$552,139

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and six months ended July 2, 2005 and July 3, 2004
(in thousands, except per share amounts)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales	$78,007	$29,296	$153,363	$60,340
Cost of sales	31,287	14,237	62,441	29,326

Gross margin	46,720	15,059	90,922	31,014

Operating expenses:
Selling, general and administrative	33,214	10,575	65,221	22,313
Research and development	2,426	1,735	4,919	3,404

Income from operations	11,080	2,749	20,782	5,297

Other income (expense):
Interest income	86	114	171	246
Interest expense	(7,345)	(176)	(14,342)	(365)
Other income (expense), net	127	(33)	36	(26)

Income before income taxes and minority interests	3,948	2,654	6,647	5,152

Provision for income taxes	1,491	996	2,571	1,940

Minority interests	17	—	43	—

Net income	$2,440	$1,658	$4,033	$3,212

Net income per common share:
Basic earnings per share	$0.05	$0.04	$0.08	$0.07
Shares used in computing basic earnings per share	51,744	42,875	51,722	42,847

Diluted earnings per share	$0.05	$0.04	$0.08	$0.07
Shares used in computing diluted earnings per share	52,289	44,261	52,348	44,313
See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the six months ended July 2, 2005 and July 3, 2004
(in thousands)
(unaudited)

	Six Months Ended
	July 2,	July 3,
	2005	2004
OPERATING ACTIVITIES:
Net income	$4,033	$3,212
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,372	1,489
Amortization of intangibles	2,566	388
Amortization of debt issuance costs	1,103	56
Non-cash interest expense	49	—
Stock-based compensation	91	38
Loss on disposal of assets	774	5
Deferred taxes	(1,947)	9
Accretion of held-to-maturity investments	—	(165)
Provision for (recoveries of) bad debt expense and sales returns	2,333	(45)
Inventory reserves	2,303	1,739
Minority interests	43	—
Tax provision associated with stock options	(49)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	1,362	(1,821)
Inventories	(4,717)	(5,734)
Prepaid expenses, other assets and liabilities	(1,157)	(260)
Accounts payable and accrued expenses	(396)	(808)

Net cash provided by (used in) operating activities	10,763	(1,897)

INVESTING ACTIVITIES:
Acquisition of subsidiaries	(21,065)	—
Acquisition of technology license	—	(459)
Purchases of property and equipment	(3,810)	(2,426)
Purchases of investments	—	(25,000)
Maturities of investments	—	35,170

Net cash (used in) provided by investing activities	(24,875)	7,285

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	181	349
Proceeds from notes receivable for sale of common stock	102	152
Proceeds from short-swing profit	—	288
Proceeds from long-term obligations	14,700	—
Payments on long-term obligations	(4,046)	(429)
Payments of debt issuance costs	(226)	—
Payments of dividend to minority shareholders	(198)	—

Net cash provided by financing activities	10,513	360
Effect of exchange rate changes on cash and cash equivalents	(624)	—

Net (decrease) increase in cash and cash equivalents	(4,223)	5,748
Cash and cash equivalents at beginning of period	19,889	10,074

Cash and cash equivalents at end of period	$15,666	$15,822

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,362	$230
Cash paid for income taxes	$4,894	$1,698
Non-cash investing and financing activities:
Purchase of technology through the issuance of a note payable	$—	$250
See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries and those entities in which we hold a controlling interest (individually and collectively referred to as “us,” “we,” “our company” or “Encore”). Minority interest reflects the 50% separate ownership of Medireha GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 2, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K dated December 31, 2004.
Description of Business
We are a diversified orthopedic company that develops, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices including surgical implants, sports medicine equipment and products for orthopedic rehabilitation, pain management and physical therapy. Our products are used by orthopedic surgeons, physicians, therapists, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. Our non-invasive medical devices and related accessories are primarily used by patients for at-home physical therapy.
We currently market and distribute our products through two operating divisions, our Surgical Implant Division and our Orthopedic Rehabilitation Division. Our Surgical Implant Division offers a comprehensive suite of reconstructive joint products and spinal implants. Our Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions.
Our products are subject to regulation by the Food and Drug Administration (“FDA”) with respect to their sale in the United States, and we must, in many cases, obtain FDA authorization to market our products before they can be sold in the United States. Additionally, we are subject to similar regulations in many of the foreign countries in which we sell products.
2. ACCOUNTS RECEIVABLE
A summary of activity in our accounts receivable allowances for doubtful accounts and sales returns is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Balance, beginning of period	$3,947	$617	$2,790	$663
Provision for bad debt expense and sales returns	1,192	(105)	2,333	(45)
Write-off charges and recoveries	(777)	25	(761)	(81)

Balance, end of period	$4,362	$537	$4,362	$537

3. INVENTORIES
Inventories consist of the following (in thousands):

	July 2,	December 31,
	2005	2004
Components and raw materials	$14,581	$13,639
Work in process	4,249	3,145
Finished goods	31,578	25,054
Inventory held on consignment	13,654	12,725

	64,062	54,563
Less-inventory reserves	(7,275)	(5,434)

	$56,787	$49,129

The increased inventories at July 2, 2005, principally resulted from inventory related to new product introductions and increased sales representatives in our Surgical Implant Division, coupled with the inventory we acquired pursuant to our acquisition of Osteoimplant Technology, Inc. (“OTI”) during the first quarter of 2005.
A summary of the activity in our inventory reserves for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Balance, beginning of period	$6,515	$2,730	$5,434	$2,203
Provision charged to cost of sales	855	1,045	2,303	1,739
Write-offs charged to the reserve	(95)	(133)	(462)	(300)

Balance, end of period	$7,275	$3,642	$7,275	$3,642

The write-offs to the reserve principally relate to the disposition of fully reserved inventory. Additionally, the reserve has increased over similar periods in prior years due to our October 2004 acquisition of Empi, Inc. (“Empi”) and the additional inventory obsolescence expense related to trauma product line inventory in the fourth quarter of 2004.
4. GOODWILL AND INTANGIBLE ASSETS
A summary of the activity in goodwill is presented below (in thousands):

	July 2,	July 3,
	2005	2004
Balance, beginning of period	$286,231	$18,146
Adjustment related to resolution of contingencies associated with the acquisition of Empi	5,958	—
Goodwill associated with the acquisition of OTI	5,816	—
Foreign currency translation	(6,851)	—

Balance, end of period	$291,154	$18,146

Intangibles consisted of the following as of July 2, 2005 (in thousands):

	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net
Amortizable intangible assets:
Technology-based	$11,186	$(1,853)	$9,333
Marketing-based	898	(187)	711
Customer-based	49,974	(5,016)	44,958

	$62,058	$(7,056)	55,002

Unamortizable intangible assets:
Trademarks			31,768
Foreign currency translation			(614)

Total intangible assets			$86,156

Intangibles consisted of the following as of December 31, 2004 (in thousands):

	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net
Amortizable intangible assets:
Technology-based	$11,032	$(1,604)	$9,428
Marketing-based	898	(163)	735
Customer-based	47,143	(3,203)	43,940

	$59,073	$(4,970)	54,103

Unamortizable intangible assets:
Trademarks			31,768
Foreign currency translation			1,826

Total intangible assets			$87,697

During the six months ended July 2, 2005, we acquired $4,094,000 of intangible assets and disposed of an intangible asset with a net book value of $629,000 relating to the termination of a technology license. Amortization expense for the six months ended July 2, 2005 and July 3, 2004 was $2,566,000 and $388,000, respectively.
We will continue to amortize our amortizable assets over their remaining useful lives ranging from 1 to 38 years on a straight-line basis.
Our estimated amortization expense for the six months ended December 31, 2005 and the next five years is as follows (in thousands):

For six months ended December 31, 2005	$2,657
For year ended December 31, 2006	5,020
For year ended December 31, 2007	4,679
For year ended December 31, 2008	4,389
For year ended December 31, 2009	4,112
For year ended December 31, 2010	3,435

5. LONG-TERM DEBT
Our long-term debt (including capital lease obligations) consists of the following:

	July 2,	December 31,
	2005	2004
	(in thousands)
$180 million senior credit facility to a syndicate of financial institutions; composed of a $150 million six-year term loan and a five-year $30 million revolving credit facility; collateralized by all domestic assets of Encore and pledge of 66% of equity in foreign subsidiaries of Encore; interest rate at Bank of America’s base rate or the London Interbank Offered Rate (LIBOR), plus an applicable margin determined by, among other things, the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA); term loan subject to quarterly principal installments; payments beginning March 30, 2005 of (a) $1.9 million each of the first 12 quarters, (b) $3.8 million each of the next 8 quarters, and (c) $24.4 million each of the last 4 quarters with the last payment due October 2010; interest rate of 6.47% at July 2, 2005 and 5.35% at December 31, 2004.
	$160,950	$150,000

$165 million senior subordinated notes payable to institutional investors issued at 99.314% of principal amount; less unamortized discount of $1,059,000 and $1,108,000 at July 2, 2005 and December 31, 2004, respectively; interest at 9.75%; interest payable semi-annually on April 1 and October 1 of each year through October 1, 2012; junior and subordinated to senior credit facility.	163,941	163,892

4% note payable to a corporation in connection with the acquisition of a technology license in 2004, payable in varying quarterly installments through March 2009.	226	250

Note payable to a corporation in connection with the acquisition of Rehab Med+Equip by Empi in 2002; 50% payable in each of July 2005 and July 2008; interest at higher of 5% or prime; interest rate of 6.25% at July 2, 2005.	938	938

European bank loans to finance European working capital; monthly payments through March 2006, variable interest at 5.25% at July 2, 2005.	46	93

8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 2005.	—	208

Capital lease obligations, collateralized by related equipment.	184	172

	326,285	315,553
Less — current portion	(8,377)	(8,346)

	$317,908	$307,207

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) amends SFAS 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense is to be charged during the vesting period. Pro forma disclosure will no longer be an alternative. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123(R) to the first fiscal year beginning after June 15, 2005. Therefore, this Statement will become effective for us in the first quarter of 2006. We are currently evaluating the impact of the adoption of SFAS 123(R) and the impact it will have on our financial position and results of operations.
Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share data):

		Three Months Ended		Six Months Ended
		July 2,	July 3,	July 2,	July 3,
		2005	2004	2005	2004
Net income	As reported	$2,440	$1,658	$4,033	$3,212
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(457)	(459)	(830)	(610)

Net income	Pro forma	$1,983	$1,199	$3,203	$2,602

Earnings per share
Basic:	As reported	$0.05	$0.04	$0.08	$0.07
	Pro forma	$0.04	$0.03	$0.06	$0.06

Diluted:	As reported	$0.05	$0.04	$0.08	$0.07
	Pro forma	$0.04	$0.03	$0.06	$0.06
We estimate the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. We used the following weighted average assumptions for grants during the first six months of 2005 and 2004:

	July 2,	July 3,
	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	81.0%	92.8%
Risk-free interest rate	3.9%	2.4%
Expected life	4.1 years	4.4 years
7. SEGMENT AND GEOGRAPHIC INFORMATION
We have two reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The Surgical Implant Division sells reconstructive products including knee, hip, shoulder and spinal implants. The Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions.

Information regarding business segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales:
Surgical Implant Division	$13,658	$10,268	$25,949	$21,047
Orthopedic Rehabilitation Division	64,349	19,028	127,414	39,293

Consolidated net sales	$78,007	$29,296	$153,363	$60,340

Gross margin:
Surgical Implant Division	$10,572	$7,351	$20,389	$15,027
Orthopedic Rehabilitation Division	36,148	7,708	70,533	15,987

Consolidated gross margin	$46,720	$15,059	$90,922	$31,014

We allocate resources and evaluate the performance of our segments based on gross margin and therefore have not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131. We do not allocate assets to reportable segments because certain of our property and equipment are shared by all of our segments.
Geographic Area
We added a European-based operation in 2004 through our acquisition of Empi on October 4, 2004.
Following are our net sales by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales:
United States	$61,634	$25,879	$120,225	$52,998
Germany	7,461	191	17,091	594
Other Europe, Middle East & Africa	5,189	1,239	9,736	2,748
Asia Pacific	2,475	1,017	3,820	2,001
Other	1,248	970	2,491	1,999

	$78,007	$29,296	$153,363	$60,340

Our property and equipment and depreciation expense by geographic area are as follows (in thousands):

	Property and Equipment, Net		Depreciation Expense		Depreciation Expense
	As of		Three Months Ended		Six Months Ended
	July 2,	December 31,	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004	2005	2004
North America	$22,293	$19,162	$1,716	$759	$3,340	$1,489
Europe	4,063	7,724	507	—	1,032	—

	$26,356	$26,886	$2,223	$759	$4,372	$1,489

8. EARNINGS PER SHARE
Following is a reconciliation of the basic and diluted per share computations (in thousands except per share data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income	$2,440	$1,658	$4,033	$3,212

Shares used in computing basic earnings per share	51,744	42,875	51,722	42,847
Common stock equivalents	545	1,386	626	1,466

Shares used in computing diluted earnings per share	52,289	44,261	52,348	44,313

Earnings per share:
Basic	$0.05	$0.04	$0.08	$0.07

Diluted	$0.05	$0.04	$0.08	$0.07

For the quarters ended July 2, 2005 and July 3, 2004, we did not include the effect of 1,700,000 and 935,000 common stock equivalents, respectively, in the computation of diluted earnings per share because the inclusion of such would be anti-dilutive. The total number of common stock equivalents excluded from the calculations of diluted earnings per common share was 1,495,000 for the first six months of 2005 and 336,000 for the first six months of 2004.
9. ACQUISITION OF EMPI
On October 4, 2004, we acquired Empi, a privately held Minnesota corporation. We believe with this acquisition, we have created the first orthopedic product company that provides a comprehensive continuum of products for the needs of orthopedic surgical and rehabilitative patients. The total purchase price of approximately $369.8 million was comprised of approximately $172.8 million payable to the Empi common stockholders and option holders in cash, along with eight million shares of our common stock, plus the repayment of approximately $154.9 million of outstanding Empi debt and $7.0 million in purchase costs.
During the first six months of 2005, this purchase price was adjusted to reflect the resolution of two contingencies. The first contingency related to an anticipated closing tax benefit generated by the completion of the Empi acquisition, which resulted in a $6.0 million payment to Empi’s former stockholders and option holders. The second contingency related to completion of the audit of Empi’s closing date balance sheet that resulted in a return to us of $291,000 of the original acquisition consideration. In addition, we incurred an additional $249,000 in purchase costs.
As a result of these transactions, the total purchase price for the Empi acquisition has been adjusted to $375.7 million. There have been no changes to the estimated fair value of acquired tangible and identifiable intangible assets or the assumed liabilities of Empi. Therefore, the net additional acquisition consideration of $5.9 million has been reflected as an addition to the goodwill acquired in this business combination.
10. ACQUISITION OF OTI
On February 22, 2005, we acquired substantially all of the assets of OTI, which included a line of spinal implant products and several total knee and hip implant designs. The total purchase price for the OTI assets of approximately $15.1 million was comprised of approximately $14.5 million payable in cash to the OTI stockholders and $583,000 in purchase costs. We borrowed $14.7 million from our existing line of credit to finance this acquisition.
The acquisition consideration is subject to adjustment based upon the final balance sheet as of the closing date. In addition, there are up to $1.5 million in future milestone payments that could be earned by OTI based on the sales results of the OTI products we have acquired during the first twelve months after the closing of the transaction.

Under the purchase method of accounting, the total purchase price for the OTI assets was allocated to the acquired tangible and identifiable intangible assets and the assumed liabilities of OTI based upon their estimated fair values as of the closing date. The following represents the allocation of the aggregate purchase price for the OTI assets as of February 22, 2005. The fair value for certain assets acquired was determined based upon independent third party appraisals (inventory, fixed assets, intangible assets). For the remaining assets and liabilities, book value was deemed to approximate fair value due to the nature of the assets and liabilities. The following valuations were determined (in thousands):

Current assets	$4,101
Tangible and other noncurrent assets	1,297
Liabilities assumed	(201)
Intangible assets	4,094
Goodwill	5,816

$15,107

The tangible assets we acquired from OTI are being depreciated over their useful lives of two to five years and the acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable, using the straight-line method:

Asset class	Fair value	Wtd. Avg. Useful life
	(in thousands)
Technology-based	$1,263	6 years
Customer-based	2,831	7 years
Goodwill	5,816

	$9,910

The results of OTI have been included within the consolidated statement of operations since the date of acquisition, February 22, 2005.
11. GUARANTOR / NON-GUARANTOR COMPANIES OF THE 9 3/4% SENIOR SUBORDINATED NOTES DUE 2012
Under the terms of our 9 3/4% senior subordinated notes due 2012, Encore Medical Corporation and our domestic (U.S.) subsidiaries guarantee the notes. Our foreign subsidiaries do not guarantee the notes. The subsidiary issuer and each subsidiary guarantor are 100% owned by the parent company. All guarantees are full and unconditional, and are also joint and several among the guarantor companies. The indenture related to our notes imposes certain restrictions including, among other things, limits on our ability and that of our subsidiaries to:
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
ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of July 2, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$71	$—	$9,959	$5,636	$—	$15,666
Accounts receivable, net	—	—	47,607	6,352	—	53,959
Inventories, net	—	—	55,007	2,337	(557)	56,787
Current deferred tax asset	—	—	7,642	797	869	9,308
Prepaid expenses and other current assets	—	—	3,157	496	—	3,653

Total current assets	71	—	123,372	15,618	312	139,373

Property and equipment, net	—	—	22,294	6,229	(2,167)	26,356
Goodwill	—	—	238,098	53,056	—	291,154
Intangible assets, net	—	—	69,881	16,275	—	86,156
Investment in subsidiaries	47,388	128,138	30,764	—	(206,290)	—
Other assets	—	10,938	521	—	—	11,459

Total assets	$47,459	$139,076	$484,930	$91,178	$(208,145)	$554,498

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$7,500	$841	$36	$—	$8,377
Accounts payable	—	—	11,573	628	—	12,201
Accrued expenses	—	5,380	16,358	4,485	—	26,223

Total current liabilities	—	12,880	28,772	5,149	—	46,801

Long-term debt, net of current portion	—	317,390	507	11	—	317,908
Non-current deferred tax liability	—	—	23,052	6,372	—	29,424
Intercompany payable	(111,744)	(238,582)	272,872	79,309	(1,855)	—
Other non-current liabilities	—	—	582	—	—	582

Total liabilities	(111,744)	91,688	325,785	90,841	(1,855)	394,715

Minority interests	—	—	—	580	—	580

Stockholders’ equity	159,203	47,388	159,145	(243)	(206,290)	159,203

Total liabilities, minority interests and stockholders’ equity	$47,459	$139,076	$484,930	$91,178	$(208,145)	$554,498

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Months Ended July 2, 2005
(in thousands)
(unaudited)

	Encore Medical	Encore Medical IHC,	Other	Non-	Elim-
	Corporation	Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$68,492	$10,234	$(719)	$78,007
Cost of sales	—	—	27,249	4,622	(584)	31,287

Gross margin	—	—	41,243	5,612	(135)	46,720

Operating expenses:
Selling, general and administrative	—	—	29,258	3,956	—	33,214
Research and development	—	—	2,098	328	—	2,426

Income from operations	—	—	9,887	1,328	(135)	11,080

Other income (expense):
Interest income	—	—	39	47	—	86
Interest expense	—	(7,397)	73	(21)	—	(7,345)
Other income (expense), net	2,455	9,852	132	(5)	(12,307)	127

Income before income taxes and minority interests	2,455	2,455	10,131	1,349	(12,442)	3,948

Provision for income taxes	—	—	1,102	440	(51)	1,491
Minority interests	—	—	—	17	—	17

Net income	$2,455	$2,455	$9,029	$892	$(12,391)	$2,440

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Six Months Ended July 2, 2005
(in thousands)
(unaudited)

	Encore Medical	Encore Medical IHC,	Other	Non-	Elim-
	Corporation	Inc.	Guarantors	guarantors	Inations	Consolidated
Net sales	$—	$—	$133,884	$21,281	$(1,802)	$153,363
Cost of sales	—	—	54,353	9,746	(1,658)	62,441

Gross margin	—	—	79,531	11,535	(144)	90,922

Operating expenses:
Selling, general and administrative	—	—	57,148	8,073	—	65,221
Research and development	—	—	4,234	685	—	4,919

Income from operations	—	—	18,149	2,777	(144)	20,782

Other income (expense):
Interest income	2	—	122	47	—	171
Interest expense	—	(14,372)	30	—	—	(14,342)
Other income (expense), net	4,174	18,545	196	(160)	(22,719)	36

Income before income taxes and minority interests	4,176	4,173	18,497	2,664	(22,863)	6,647

Provision for income taxes	—	—	1,543	1,082	(54)	2,571
Minority interests	—	—	—	43	—	43

Net income	$4,176	$4,173	$16,954	$1,539	$(22,809)	$4,033

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Six Months Ended July 2, 2005
(in thousands)
(unaudited)

	Encore Medical	Encore Medical IHC,	Other	Non-	Elim-
	Corporation	Inc.	Guarantors	guarantors	inations	Consolidated
Cash flows from operating activities:
Net income	$4,176	$4,173	$16,954	$1,539	$(22,809)	$4,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	—	2,907	1,465	—	4,372
Amortization of intangibles	—	—	1,709	857	—	2,566
Amortization of debt issuance costs	—	1,103	—	—	—	1,103
Non-cash interest expense	—	49	—	—	—	49
Stock-based compensation	30	—	61	—	—	91
Loss on disposal of assets	—	—	289	485	—	774
Deferred taxes	—	—	(12,359)	10,412	—	(1,947)
Provision for (recoveries of) bad debt expense and sales returns	—	—	2,298	35	—	2,333
Inventory reserves	—	—	2,296	7	—	2,303
Minority interests	—	—	—	43	—	43
Tax provision associated with stock options	(49)	—	—	—	—	(49)

Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	—	(2,274)	3,636	—	1,362
Inventories	—	—	(6,233)	1,372	144	(4,717)
Prepaid expenses, other assets and liabilities	7	(557)	(524)	(83)	—	(1,157)
Accounts payable and accrued expenses	—	895	972	(2,209)	(54)	(396)

Net cash provided by (used in) operating activities	4,164	5,663	6,096	17,559	(22,719)	10,763

Cash flows from investing activities:
Acquisition of subsidiaries	—	—	(21,065)	—	—	(21,065)
Investment in subsidiaries	(4,571)	(18,942)	794	—	22,719	—
Purchases of property and equipment	—	—	(2,436)	(1,374)	—	(3,810)

Net cash used in investing activities	(4,571)	(18,942)	(22,707)	(1,374)	22,719	(24,875)

Cash flows from financing activities:
Proceeds from issuance of common stock	181	—	—	—	—	181
Proceeds from notes receivable for sale of common stock	102	—	—	—	—	102
Intercompany	(544)	2,556	11,582	(13,594)	—	—
Proceeds from long-term obligations	—	14,700	—	—	—	14,700
Payments on long-term obligations	—	(3,751)	(259)	(36)	—	(4,046)
Payment of debt issuance costs	—	(226)	—	—	—	(226)
Dividend to minority shareholders	—	—	—	(198)	—	(198)

Net cash provided by (used in) financing activities	(261)	13,279	11,323	(13,828)	—	10,513
Effect of exchange rate changes on cash and cash equivalents	—	—	24	(648)	—	(624)

Net increase (decrease) in cash and cash equivalents	(668)	—	(5,264)	1,709	—	(4,223)
Cash and cash equivalents at beginning of year	739	—	15,223	3,927	—	19,889

Cash and cash equivalents at end of period	$71	$—	$9,959	$5,636	$—	$15,666

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of December 31, 2004
(in thousands)

	Encore Medical	Encore Medical IHC,	Other	Non-	Elim-
	Corporation	Inc.	Guarantors	guarantors	inations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$739	$—	$15,223	$3,927	$—	$19,889
Accounts receivable, net	—	—	51,550	7,038	—	58,588
Inventories, net	—	—	46,742	2,573	(186)	49,129
Current deferred tax asset	—	—	8,831	—	—	8,831
Prepaid expenses and other current assets	7	—	2,232	452	—	2,691

Total current assets	746	—	124,578	13,990	(186)	139,128

Property and equipment, net	—	—	19,162	7,724	—	26,886
Goodwill	—	—	225,637	60,594	—	286,231
Intangible assets, net	—	—	67,720	19,977	—	87,697
Investment in subsidiaries	49,299	393,096	73,292	—	(515,687)	—
Intercompany receivable	111,300	—	—	—	(111,300)	—
Other assets	—	11,527	557	113	—	12,197

Total assets	$161,345	$404,623	$510,946	$102,398	$(627,173)	$552,139

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$7,500	$805	$41	$—	$8,346
Accounts payable	—	—	9,110	1,740	—	10,850
Accrued expenses	—	4,484	18,279	6,356	(70)	29,049

Total current liabilities	—	11,984	28,194	8,137	(70)	48,245

Long-term debt, net of current portion	—	306,392	763	52	—	307,207
Non-current deferred tax liability	—	—	33,044	1,638	—	34,682
Intercompany payable	—	39,200	58,951	13,149	(111,300)	—
Other non-current liabilities	—	269	598	—	—	867

Total liabilities	—	357,845	121,550	22,976	(111,370)	391,001

Minority interests	—	—	—	821	—	821

Stockholders’ equity	161,345	46,778	389,396	78,601	(515,803)	160,317

Total liabilities, minority interests and stockholders’ equity	$161,345	$404,623	$510,946	$102,398	$(627,173)	$552,139

Consolidating financial statements prior to October 4, 2004 do not provide additional meaningful information to that presented in the consolidated financial statements, as the issuer (Encore Medical IHC, Inc.) did not exist and the non-guarantor companies were not owned by Encore prior to that date. As a result, we have omitted this information.

12. SUBSEQUENT EVENT
On August 9, 2005, we completed the sale of certain assets of our soft goods product line for cash consideration of $10.0 million net of customary closing adjustments. The assets sold consist of inventory, fixed assets and intangible assets with a net book value of approximately $5 million. The proceeds will be used to reduce indebtedness under our senior credit facility.
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
Overview of Business and Second Quarter Results
     We are a diversified orthopedic company that develops, manufactures, markets and distributes a comprehensive range of high quality orthopedic devices including surgical implants, sports medicine equipment and products for orthopedic rehabilitation, pain management and physical therapy. Our products are used by orthopedic surgeons, physicians, therapists, athletic trainers, and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. Our non-invasive medical devices and related accessories are primarily used by patients for at-home physical therapy. We currently market and distribute our products through two operating divisions, as follows:
•	Surgical Implant Division. Our Surgical Implant Division offers a comprehensive suite of reconstructive joint products and spinal implants.

•	Orthopedic Rehabilitation Division. Our Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions.
     Our two divisions enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a comprehensive range of orthopedic devices and related products to orthopedic specialists operating in a variety of treatment settings for their patients.
     Our products are subject to regulation by the Food and Drug Administration (“FDA”) with respect to their sale in the United States, and we must, in many cases, obtain FDA authorization to market our products before they can be sold in the United States. Additionally, we are subject to similar regulations in many of the foreign countries in which we sell products.
     In recent years, our growth has been driven both by the introduction of products facilitated by our research and development efforts and selected acquisitions of businesses or products in the orthopedic industry. Our February 2005 acquisition of OTI added the Advanced Spine TM spinal implant product line and several total knee and hip implant designs to our existing product offerings within our Surgical Implant Division. In addition, in prior years we completed three other acquisitions that expanded our presence in the orthopedic market to include electrotherapy products, rehabilitation equipment and orthopedic soft goods. These products form our Orthopedic Rehabilitation Division. The

October 2004 acquisition of Empi added non-invasive medical devices and accessories that are primarily used by patients for at-home therapy to the existing product offering in this division.
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
     The nature of our business requires significant investment in inventory, capital equipment and new product development. Our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Many of our domestic customers require consignment product to be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. Additionally, we are subject to significant requirements for investment in manufacturing equipment and facilities and for the instrument sets required by our Surgical Implant Division customers. Additionally, we have placed an emphasis on our research and development efforts for new products.
     Our net sales increased 166.3% in the second quarter of 2005 to $78.0 million compared to $29.3 million in the quarter ended July 3, 2004. Similarly, year to date sales increased 154.2% to $153.4 million compared to $60.3 million in the same period of 2004. This improvement was driven by revenue growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions, and by revenues resulting from products we acquired in the Empi acquisition, which was completed in October 2004. Gross margin as a percentage of our net sales increased to 59.9% in the second quarter of 2005 from 51.4% in the second quarter of 2004 and to 59.3% for the first six months of 2005 from 51.4% in the first six months of 2004. Gross margin in both of our divisions improved due to increasing sales of higher margin product lines and for our Orthopedic Rehabilitation Division from the impact of revenue from sales of Empi products, which are sold via a direct sales force at a higher margin than our other Orthopedic Rehabilitation Division product lines, which are sold through an extensive dealer network. Our operating income improved significantly to $11.1 million for the second quarter of 2005 compared to $2.7 million in the same period of 2004 primarily due to continued growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions. Operating income for the six month period ended July 2, 2005 increased to $20.8 million from $5.3 million in the comparable prior year period. Finally, we achieved net income of $2.4 million, or $0.05 of diluted earnings per share, in the second quarter of 2005 compared to net income of $1.7 million, or $0.04 of diluted earnings per share, in the second quarter of 2004 and net income of $4.0 million, or $0.08 of diluted earnings per share, for the first half of 2005 compared to net income of $3.2 million, or $0.07 of diluted earnings per share, for the first half of 2004.
     Our results in the second quarter of 2005 were principally driven by improved net sales and gross margin percentages in both of our divisions. We continued to invest in expanding our United States sales force for reconstruction and spinal products in our Surgical Implant Division and in new product development across both our divisions. As a result, operating activities provided $10.8 million of cash in the six months ended July 2, 2005, which represents an improvement of $12.7 million from the six month period ended July 3, 2004 when operating activities used $1.9 million of cash.

Results of Operations
     The following table sets forth our statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.1	48.6	40.7	48.6

Gross margin	59.9	51.4	59.3	51.4
Operating expenses:
Selling, general and administrative	42.6	36.1	42.5	37.0
Research and development	3.1	5.9	3.2	5.6

Income from operations	14.2	9.4	13.6	8.8
Interest income	0.1	0.4	0.1	0.3
Interest expense	(9.4)	(0.6)	(9.4)	(0.6)
Other income (expense), net	0.2	(0.1)	0.0	0.0

Income before income taxes and minority interests	5.1	9.1	4.3	8.5
Provision for income taxes	2.0	3.4	1.7	3.2
Minority interests	0.0	0.0	0.0	0.0

Net income	3.1	5.7	2.6	5.3

Three Months Ended July 2, 2005, as compared to the Three Months Ended July 3, 2004
     Net sales. Our net sales for the quarter ended July 2, 2005 were $78.0 million, representing an increase of 166.3% over net sales of $29.3 million in the quarter ended July 3, 2004, driven by continued growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions. Sales generated from products we acquired in our October 2004 acquisition of Empi had a significant impact on comparative growth in net sales. Our domestic net sales increased 138.2% to $61.6 million in the second quarter of 2005 from $25.9 million in the second quarter of 2004. Our foreign net sales increased 379.2%, to $16.4 million for the second quarter of 2005 from $3.4 million for the same period in 2004.
     The following table sets forth the geographic mix of our net sales for the second quarter of 2005 compared to the second quarter of 2004 (in thousands):

	Domestic			International			Total
	July 2,	July 3,	%	July 2,	July 3,	%	July 2,	July 3,	%
	2005	2004	Growth	2005	2004	Growth	2005	2004	Growth
Surgical
Implant
Division	$11,456	$9,341	22.6%	$2,202	$927	137.5%	$13,658	$10,268	33.0%

Orthopedic
Rehabilitation
Division	50,178	16,538	203.4%	14,171	2,490	469.1%	64,349	19,028	238.2%

Total	$61,634	$25,879	138.2%	$16,373	$3,417	379.2%	$78,007	$29,296	166.3%

     In the Surgical Implant Division, we had net sales of $13.7 million during the second quarter of 2005 compared to $10.3 million in the second quarter of 2004, an increase of 33.0%. The increase in sales was driven principally by sales growth in the division’s knee and hip product lines, along with sales of the Advanced Spine TM spinal and other total joint products from our February 2005 acquisition of the assets of OTI. Domestic Surgical Implant Division sales for the second quarter of 2005 grew 22.6% to $11.5 million compared to $9.3 million in the second quarter of 2004 as we continue to increase our market penetration in domestic surgical implant sales. International Surgical Implant Division sales of $2.2 million in the second quarter of 2005 grew 137.5% over the prior year’s second quarter international sales of $927,000 primarily due to timing associated with orders from stocking distributors.
     Our Orthopedic Rehabilitation Division achieved net sales of $64.3 million during the second quarter of 2005 compared to $19.0 million in the second quarter of 2004, representing an increase of 238.2%. This division achieved continued growth in its clinical and home electrotherapy product lines, which continue to be positively impacted by the introduction of new models of its Vectra Genisys®, Intelect XT® and Intelect Advanced® electrotherapy, ultrasound and laser products.
     In the second quarter of 2005, sales of new products, which are products that have been on the market less than one year, accounted for $3.1 million compared to last year’s second quarter 2004 new product sales, which accounted for $1.8 million.
     Gross margin. Our overall gross margin as a percentage of net sales increased to 59.9% in the second quarter 2005 from 51.4% in the second quarter of 2004. Both of our divisions experienced improvement in gross margin as a percentage of net sales in the second quarter of 2005. Our Surgical Implant Division gross margin increased to 77.4% in the second quarter of 2005 from 71.6% in the second quarter of 2004 and our Orthopedic Rehabilitation Division gross margin increased to 56.2% in the second quarter of 2005 from 40.5% in the second quarter of 2004. The improvement in our Surgical Implant Division’s gross margin as a percentage of net sales was driven by continued growth of higher margin hip, knee and shoulder product sales and a lower comparative obsolescence reserve expense. Similarly, our Orthopedic Rehabilitation Division’s improvement in gross margin as a percentage of net sales was impacted by continued growth in our higher margin electrotherapy product lines. In addition, this division benefited from the impact of revenue from sales of Empi products, which are sold through a direct sales force at a higher margin than our other Orthopedic Rehabilitation Division product lines, which are sold on a wholesale basis through an extensive dealer network.
     Selling, General and Administrative Expenses. Our selling, general, and administrative expenses increased to $33.2 million in the second quarter of 2005 from $10.6 million in the second quarter of 2004. As a percentage of net sales, selling, general, and administrative expenses increased to 42.6% from 36.1% in the prior year second quarter. The majority of this increase is a result of additional selling, general and administrative expenses related to the acquisition of Empi. We also incurred higher commission expenses resulting from higher sales in our Surgical Implant and Orthopedic Rehabilitation Divisions and our amortization expense increased $1.2 million primarily due to the additional amortization related to the intangible assets acquired when we purchased Empi.
     Research and Development Expenses. Our research and development expenses increased 39.8% to $2.4 million for the second quarter of 2005 from $1.7 million for the second quarter of 2004. There was an increase of $700,000 in research and development expenditures, which was largely due to the acquisition of Empi. As a percentage of net sales, research and development costs were only 3.1% for the second quarter of 2005 compared to 5.9% for the second quarter of 2004. Empi has historically spent fewer dollars on research and development activities. As a result, the inclusion of Empi’s results has offset our increased expenditures in 2005 to develop new product designs. We expect to expand our new product design initiatives related to our new products acquired in the Empi acquisition as we move forward.
     Operating Income. Our operating income increased $8.3 million to $11.1 million in the second quarter of 2005 from $2.7 million in the second quarter of 2004. This increase is primarily due to continued sales and gross margin improvements in both our Surgical Implant Division and our Orthopedic Rehabilitation Division, which also benefited from the impact of the acquisition of Empi. Additionally, operating income as a percentage of sales increased to 14.2% in the second quarter of 2005 from 9.4% in the second quarter of 2004.
     Interest Expense. Our interest expense increased $7.2 million to $7.3 million in the second quarter of 2005 from $176,000 in the second quarter of 2004. The primary reasons for the increase in interest expense are borrowings of $328.6 million we incurred to finance the Empi and OTI acquisitions, along with $550,000 of amortization of deferred financing fees associated with the Empi acquisition.
     Net Income. We achieved net income for the second quarter of 2005 of $2.4 million, or $0.05 of diluted earnings per share, compared to net income of $1.7 million, or $0.04 of diluted earnings per share, in the second quarter of 2004 based on the factors discussed above.
Six Months Ended July 2, 2005, as compared to the Six Months Ended July 3, 2004
     Net sales. Our net sales for the six months ended July 2, 2005 were $153.4 million, representing an increase of 154.2% over net sales of $60.3 million in the six months ended July 3, 2004, driven by continued growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions. Sales generated from products we acquired in our October 2004 acquisition of Empi had a significant impact on comparative growth in net sales. Our domestic net sales increased 126.8% to $120.2 million in the first six months of 2005 from $53.0 million in the first six months of 2004. Our foreign net sales increased 351.3%, to $33.1 million for the first six months of 2005 from $7.3 million for the same period in 2004.
     The following table sets forth the geographic mix of our net sales for the first six months of 2005 compared to the first six months of 2004 (in thousands):

	Domestic			International			Total
	July 2,	July 3,	%	July 2,	July 3,	%	July 2,	July 3,	%
	2005	2004	Growth	2005	2004	Growth	2005	2004	Growth
Surgical
Implant
Division	$22,263	$18,996	17.2%	$3,686	$2,051	79.7%	$25,949	$21,047	23.3%

Orthopedic
Rehabilitation
Division	97,962	34,002	188.1%	29,452	5,291	456.6%	127,414	39,293	224.3%

Total	$120,225	$52,998	126.8%	$33,138	$7,342	351.3%	$153,363	$60,340	154.2%

     In the Surgical Implant Division, we had net sales of $25.9 million during the first six months of 2005 compared to $21.0 million in the first six months of 2004, an increase of 23.3%. Domestic Surgical Implant Division sales for the first six months of 2005 grew 17.2% to $22.3 million compared to $19.0 million in the first six months of 2004. International Surgical Implant Division sales of $3.7 million in the first six months of 2005 grew 79.7% over the prior year’s first six months international sales of $2.1 million. Our core knee and hip product lines were the primary drivers of our Surgical Implant Division growth for the year to date period, along with sales of Advanced Spine™ spinal and other total joint products from our February 2005 acquisition of the assets of OTI.
     In the Orthopedic Rehabilitation Division, we had net sales of $127.4 million during the first six months of 2005 compared to $39.3 million in the first six months of 2004, representing an increase of 224.3%. This Division achieved significant growth, principally driven by revenues associated with the Empi acquisition and increased sales in its clinical and home electrotherapy product lines.
     For the six month period ended July 2, 2005, sales of new products, which are products that have been on the market less than one year, accounted for $5.7 million compared to last year’s six month period ended July 3, 2004, where new product sales accounted for $2.9 million.
     Gross margin. Our overall gross margin as a percentage of net sales increased to 59.3% for the first six months of 2005 from 51.4% in the first six months of 2004. Both of our divisions experienced improvement in gross margin as a percentage of net sales. Our Surgical Implant Division gross margin increased to 78.6% in the first six months of 2005 from 71.4% in the first six months of 2004 and our Orthopedic Rehabilitation Division gross margin increased to 55.4% in the first six months of 2005 from 40.7% in the first six months of 2004. The improvement in our Surgical Implant Division’s gross margin as a percentage of net sales was driven by continued growth of higher margin knee and hip product sales. Similarly, our Orthopedic Rehabilitation Division’s improvement in gross margin as a percentage of net sales was impacted by continued growth in our higher margin electrotherapy and dysphagia product lines. In addition, this division benefited from the impact of revenue from sales of Empi products, which are sold through a direct sales force at a higher margin than our other Orthopedic Rehabilitation Division product lines, which are sold on a wholesale basis through an extensive dealer network.
     Selling, General and Administrative Expenses. Our selling, general, and administrative expenses increased to $65.2 million in the first six months of 2005 from $22.3 million in the first six months of 2004. As a percentage of net sales, selling, general, and administrative expenses increased to 42.5% from 37.0% in the first six months of the prior year. The majority of this increase is a result of additional selling, general and administrative expenses related to the acquisition of Empi. We also incurred $820,000 of severance charges for certain former executive officers of Empi and our amortization expense increased $2.2 million primarily due to the additional amortization related to the intangible assets acquired from Empi. Finally, our commission expenses increased as a result of higher sales in both our Surgical Implant and Orthopedic Rehabilitation Divisions.
     Research and Development Expenses. Our research and development expenses increased 44.5% to $4.9 million for the first six months of 2005 from $3.4 million for the first six months of 2004 representing an increase of $1.5 million in research and development expenditures, which was largely due to the acquisition of Empi. However, as a percentage of net sales, research and development costs were 3.2% for the first six months of 2005 compared to 5.6%

for the first six months of 2004. Empi has historically spent fewer dollars on research and development activities. As a result, the inclusion of Empi’s results has offset, on a percentage basis, our increased expenditures in 2005 to develop new product designs.
     Operating Income. Our operating income increased $15.5 million to $20.8 million in the first six months of 2005 from $5.3 million in the first six months of 2004. This increase is primarily due to continued revenue growth and gross margin improvement in both our Surgical Implant and Orthopedic Rehabilitation Divisions. Additionally, operating income as a percentage of sales increased to 13.6% in the first six months of 2005 from 8.8% in the first six months of 2004.
     Interest Expense. Our interest expense increased $14.0 million to $14.3 million in the first six months of 2005 from $365,000 in the first six months of 2004. The primary reasons for the increase in interest expense are borrowings of $328.6 million we incurred to finance the Empi and OTI acquisitions, along with $1.1 million of amortization of deferred financing fees associated with the Empi acquisition.
     Net Income. We achieved net income for the first six months of 2005 of $4.0 million, or $0.08 of diluted earnings per share compared to net income of $3.2 million, or $0.07 of diluted earnings per share in the first six months of 2004 based on the factors discussed above.
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
     Our Surgical Implant Division products are sold in the United States at the time the product is used in a surgical procedure. As such, we must maintain sufficient quantities of our products at many locations throughout the country. The Orthopedic Rehabilitation Division also consigns a portion of its inventory to clinics and other healthcare provider locations to allow its products to be immediately dispensed to patients. This requires a large amount of inventory to be on hand for the products we sell on consignment. It also increases the sensitivity of this line of business to obsolescence reserve estimates. Because this inventory is not in our possession, we reserve for these products based on the results of periodic inventory counts and historical trends.
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
     Our gross deferred tax asset balance is approximately $13.0 million at July 2, 2005 and primarily relates to inventory and other reserves, accrued compensation and a net operating loss carry forward. Based on our current projections, we estimate that we will utilize these deferred tax items in future years before expiration.
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
     As of July 2, 2005, we have goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, net
Surgical Implant Division	$5,816	$3,889
Orthopedic Rehabilitation Division	285,338	82,267

Total	$291,154	$86,156

Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. The Statement changes the accounting for, and reporting of, a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principles and changes required by an accounting standard when the standard does not include specific transition provisions. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial condition, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) amends SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense is to be charged during the vesting period. Pro forma disclosure will no longer be an alternative. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS No. 123(R) to the first fiscal year beginning after June 15, 2005. Therefore, this Statement will become effective for us in the first quarter of 2006. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and the impact it will have on our financial position and results of operations.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43 Chapter 4 “Inventory Pricing”, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless of whether they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial condition, results of operations or cash flows.
Liquidity and Capital Resources
     During the six months ended July 2, 2005, our operating activities provided $10.8 million of cash and cash equivalents as compared to the six months ended July 3, 2004 when our operating activities used cash of $1.9 million resulting in an improvement of $12.7 million. Our net income adjusted for non-cash items provided $15.7 million in operating cash flow during the first six months of 2005, an increase of $8.9 million, compared to the $6.7 million provided during the first six months of 2004. Our gross accounts receivable provided $1.4 million during the first six months of 2005 while in the same period in the prior year our gross accounts receivable used $1.8 million, a net increase in cash of $3.2 million. Our gross inventory used $4.7 million during the first six months of 2005 and $5.7 million during the first six months of 2004, resulting in a net decrease in cash usage of $1.0 million during the first six months of 2005. Additionally, our prepaid expenses and other assets and liabilities used $1.2 million of cash primarily for inventory purchase advances and sales meeting expenditures as compared to the first six months of 2004 when these assets used $260,000 of operating cash resulting in a decline in operating cash flow of $940,000 during the first six months of 2005. Finally, our outstanding balances of accounts payable and accrued liabilities decreased $396,000 compared to the first six months of 2004 when payables and accrued liabilities used cash of $808,000.
     Investing activities used $24.9 million of cash in the first six months of 2005 compared to $7.3 million provided in the first six months of 2004. This increased use of cash is primarily due to the purchase of OTI during the first quarter of 2005, which utilized $15.1 million of cash, and the settlement of Empi acquisition contingencies, which utilized $6.0 million of cash. Capital expenditures used $3.8 million of cash during the first six months of 2005 compared to $2.4 million during the first six months of 2004, which was an increase of $1.4 million over 2004. We continue to invest in the instrument sets required by our Surgical Implant Division to support sales force expansion, in the machine tools necessary to increase our manufacturing capacity and in the hardware and software required to improve our information systems.
     Cash provided by financing activities in the six month period ended July 2, 2005 increased to $10.5 million when compared to the same period in the prior year, when cash provided by financing activities was $360,000. This $10.2 million increase is primarily the result of capital raising activities to support our acquisition strategy. Proceeds from the issuance of our long-term debt were $14.7 million in the first six months of 2005, which represents borrowings under our revolving credit facility to fund the OTI acquisition. Payments on long-term obligations used $4.0 million during the first six months of 2005 compared to $429,000 during the first six months of 2004.
     Since our inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. We believe there is sufficient liquidity to fund current operations and contingencies. On October 4, 2004, we entered into a new senior credit facility with a syndicate of banks, financial institutions and other institutional lenders led by Bank of America, N.A., that provides for aggregate borrowings of up to $180 million, comprised of a five-year $30 million revolving credit facility, and a six-year $150 million term loan facility (the “Credit Facility”). Proceeds from the term loan facility were used to finance the cash portion of our purchase of Empi. In February 2005, we borrowed $14.7 million from our existing line of credit to finance the purchase of OTI. The remaining $15.3 million revolving credit facility is available to be used by us for general corporate purposes, subject to certain limitations. We executed various security documents, and we pledged to the lenders all of our domestic assets and 66% of the equity holdings of our foreign subsidiaries to secure the financing under the Credit Facility. The interest rate under the Credit Facility is dependent upon, among other things, our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. Based on that ratio as of July 2, 2005, our interest rate is equal to Bank of America’s base rate plus 0.5%, or the London Interbank Offered Rate (LIBOR) plus 3.00%.
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
     During the first quarter of 2005, a portion of the total consideration paid for the acquisition of OTI was used to repay a $96,000 note payable due from OTI to Windy City, Inc. (“Windy City”). Joel Kanter, a member of our board of directors, is an officer and director of Windy City. In connection with the acquisition, a finder’s fee obligation of OTI to Mr. Kanter in the amount of $60,000 was also paid to Mr. Kanter at the closing of the OTI acquisition.

Forward Looking Statements
     The foregoing management’s discussion and analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, our dependence on the ability of our third-party manufacturers to produce components on a basis that is cost-effective to us, market acceptance of our products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the ability to locate acceptable acquisition candidates and then finance and integrate those acquisitions and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates, foreign currency exchange rates or weak economic conditions that could impact our financial condition, results of operations, and cash flows. Our primary exposure is to changing interest rates. We are exposed to interest rate risk in connection with our Credit Facility, which bears interest at floating rates based on the London Interbank Offering Rate (LIBOR) or the prime rate plus an applicable borrowing margin. Our outstanding balance under this agreement was $161.0 million as of July 2, 2005.
     We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair value, but do impact future earnings and cash flow, assuming other factors are held constant. Our $180 million credit facility is based on variable interest rates. As of July 2, 2005, utilizing a hedging strategy, we have swapped variable rates for fixed rates on $50 million of the borrowing under the Credit Facility thereby locking in a fixed rate on this portion of the principal. A hypothetical 1% increase in variable interest rates for the Credit Facility would have impacted our earnings and cash flow as of July 2, 2005 by approximately $1 million. All of our other debt is fixed rate debt. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.
     Some of our Orthopedic Rehabilitation Division products are sold in European markets and are denominated in Euros. During the first six months of 2005, our average monthly Euro sales were $3.9 million compared to $200,000 during the first six months of 2004. This increase in average monthly sales is due to the inclusion of sales related to the Empi acquisition. As a result, currency fluctuations could have a greater impact on our operating results. For example, in periods in which the Euro strengthens against the U.S. dollar, our international net revenues increase because our Euro denominated net revenues will translate into a greater number of U.S. dollars. Conversely, in periods in which the Euro weakens against the U.S. dollar, our international revenues decrease because our Euro denominated net revenues will translate into fewer U.S. dollars. We manufacture our products in the United States, Mexico and Germany and incur the costs to manufacture in US dollars in both the United States and Mexico, and Euros in our Germany facility.
     Our U.S. operations are subject to risk associated with international currency exchange rates on purchases of inventory from a small number of suppliers. Our German subsidiary, whose functional currency is Euros, is billed for certain inventory in U.S. dollars. From time to time, our German subsidiary utilizes international currency derivatives to limit its risk to currency fluctuations. These derivatives are used to manage currency fluctuation on purchases of inventory that are denominated in U.S. dollars. At July 2, 2005 there were no international currency derivatives outstanding and we have not used international currency derivatives to hedge against our investment in our German subsidiary or its operating results, which are converted into U.S. dollars at period-end and average rates, respectively.

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
Changes in Internal Control Over Financial Reporting
     We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales Of Equity Securities And Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of our stockholders was held on May 18, 2005. At the meeting, our stockholders acted on the following matter:
Election of three Class B directors for a term of three years each and until his or her successor is duly elected and qualified.

Name	Voted For	Voted Against	Votes Withheld
Class B Directors
Kenneth W. Davidson	47,247,142	0	108,285
Karen R. Osar	46,935,121	0	420,306
Bruce F. Wesson	46,966,698	0	388,729

Item 5. Other Information
     Also, as provided in our proxy statement filed with the Securities and Exchange Commission on April 14, 2005, our Board of Directors approved an increase in non-employee director compensation by including a cash component of $12,000 per year for each non-employee board member plus $2,000 per each quarterly meeting that each non-employee director attends in person.
Item 6. Exhibits
a) Exhibits.

10.1	Board of Directors Compensation

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2005	By:	/s/ Kenneth W. Davidson

Date		Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer

August 10, 2005	By:	/s/ William W. Burke

Date		William W. Burke, Executive Vice President and Chief Financial Officer