Form 10-Q
period 2005-10-01
ENCORE MEDICAL CORP
filed 2005-11-09
CIK 944763

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-26538
ENCORE MEDICAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0572565 (I.R.S. Employer Identification No.)

9800 Metric Boulevard Austin, Texas (Address of principal executive offices)	78758 (Zip code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of November 1, 2005 was 51,835,760.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the period ended October 1, 2005

Part I. Financial Information
Item 1. Financial Statements
ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of October 1, 2005 and December 31, 2004
(in thousands, except share and per share data)
(unaudited)

	October 1,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$21,159	$19,889
Accounts receivable, net	51,080	56,852
Inventories, net	55,966	45,621
Deferred tax assets	9,284	8,831
Prepaid expenses and other current assets	3,679	2,590
Assets of discontinued operations	279	7,000

Total current assets	141,447	140,783

Property and equipment, net	26,026	26,440
Goodwill	291,035	286,231
Intangible assets, net	83,862	86,488
Other assets	11,258	12,197

Total assets	$553,628	$552,139

Liabilities, Minority Interests and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$7,642	$8,346
Accounts payable	10,321	10,278
Accrued expenses	30,875	28,729
Liabilities of discontinued operations	652	892

Total current liabilities	49,490	48,245

Long-term debt, net of current portion	309,005	307,207
Deferred tax liabilities	29,579	34,682
Other non-current liabilities	575	867

Total liabilities	388,649	391,001

Minority interests	613	821

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,348,000 and 52,204,000 shares issued, respectively	52	52
Additional paid-in capital	155,239	154,894
Notes received for sale of common stock	(846)	(948)
Retained earnings	12,716	3,576
Accumulated other comprehensive (loss) income	(1,148)	4,390
Less cost of repurchased stock, warrants and rights (512,000 shares)	(1,647)	(1,647)

Total stockholders’ equity	164,366	160,317

Total liabilities, minority interests and stockholders’ equity	$553,628	$552,139

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the three and nine months ended October 1, 2005 and October 2, 2004
(in thousands, except per share amounts)
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales	$72,726	$26,801	$218,714	$79,677
Cost of sales	27,809	12,309	86,058	36,854

Gross margin	44,917	14,492	132,656	42,823

Operating expenses:
Selling, general and administrative	30,868	11,224	94,045	31,178
Research and development	2,479	1,559	7,371	4,881

Income from continuing operations	11,570	1,709	31,240	6,764

Other income (expense):
Interest income	101	147	272	393
Interest expense	(7,013)	(167)	(21,355)	(516)
Other income (expense), net	(150)	118	107	315

Income from continuing operations before income taxes and minority interests	4,508	1,807	10,264	6,956

Provision for income taxes	1,771	634	4,003	2,569

Minority interests	30	—	73	—

Net income from continuing operations	2,707	1,173	6,188	4,387

Discontinued operations:
Gain on disposal of discontinued operations (net of income tax tax expense of $1,542)	2,383	—	2,383	—
Income from discontinued operations (net of income tax expense of $10, $59, $348 and $63, respectively)	16	109	569	107

Net income	$5,106	$1,282	$9,140	$4,494

Earnings per share — basic:
Income from continuing operations	$0.05	$0.03	$0.12	$0.10
Discontinued operations	0.05	—	0.06	—

Net income	$0.10	$0.03	$0.18	$0.10

Earnings per share — diluted:
Income from continuing operations	$0.05	$0.03	$0.12	$0.10
Discontinued operations	0.05	—	0.05	—

Net income	$0.10	$0.03	$0.17	$0.10

Weighted average number of common shares outstanding:
Basic	51,791	42,916	51,744	42,870
Diluted	52,491	44,035	52,395	44,272
See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the nine months ended October 1, 2005 and October 2, 2004
(in thousands and unaudited)

	Nine Months Ended
	October 1,	October 2,
	2005	2004
OPERATING ACTIVITIES:
Net income	$9,140	$4,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,264	2,018
Amortization of intangibles	3,804	501
Amortization of debt issuance costs	1,642	132
Non-cash interest expense	74	—
Stock-based compensation	130	98
Loss on disposal of assets	959	5
Gain on disposal of discontinued operations	(3,925)	—
Deferred taxes	(1,685)	(178)
Accretion of held-to-maturity investments	—	(258)
Provision for bad debt expense and sales returns	4,375	23
Inventory reserves	3,058	2,314
Minority interests	73	—
Tax benefit associated with stock option exercises	(49)	—
Changes in operating assets and liabilities, net of effects of business combinations and discontinued operations:
Accounts receivable	448	(2,937)
Inventories	(8,712)	(6,960)
Prepaid expenses, other assets and liabilities	(990)	(673)
Accounts payable and accrued expenses	2,779	1,724
Net effect of discontinued operations	1,315	63

Net cash provided by operating activities	18,700	366
INVESTING ACTIVITIES:
Acquisition of businesses	(21,065)	—
Proceeds from sale of discontinued operations	9,291	—
Acquisition of technology license	—	(459)
Purchases of property and equipment	(6,080)	(3,588)
Purchases of investments	—	(25,000)
Maturities of investments	—	35,170

Net cash (used in) provided by investing activities	(17,854)	6,123
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	301	403
Proceeds from notes receivable for sale of common stock	102	152
Proceeds from short-swing profit	—	288
Proceeds from long-term obligations	14,700	—
Payment of debt issuance costs	(219)	—
Payments on long-term obligations	(13,708)	(856)
Payments of dividend to minority shareholders	(198)	—

Net cash provided by (used in) financing activities	978	(13)

Effect of exchange rate changes on cash and cash equivalents	(554)	—

Net increase in cash and cash equivalents	1,270	6,476
Cash and cash equivalents at beginning of period	19,889	10,074

Cash and cash equivalents at end of period	$21,159	$16,550

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,984	$463
Cash paid for income taxes	$7,939	$2,525
Non-cash investing and financing activities:
Purchase of technology through the issuance of a note payable	$—	$250
See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries and those entities in which we hold a controlling interest (individually and collectively referred to as “us,” “we,” “our company” or “Encore”). Minority interests reflect the 50% separate ownership of Medireha GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 1, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K dated December 31, 2004.
Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation.
Description of Business
We are a diversified orthopedic device company that develops, manufactures and distributes a comprehensive range of high quality orthopedic devices, including surgical implants, sports medicine equipment and products for orthopedic rehabilitation, pain management and physical therapy. Our products are used by orthopedic surgeons, physicians, therapists, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries, and our non-invasive medical devices and related accessories are primarily used by patients for at-home physical therapy.
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
2. ACCOUNTS RECEIVABLE
A summary of activity in our accounts receivable allowances for doubtful accounts and sales returns is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Balance, beginning of period	$4,302	$457	$2,735	$439
Provision for bad debt expense and sales returns	2,046	7	4,375	23
Write-off charges and recoveries	(2,256)	(15)	(3,018)	(13)

Balance, end of period	$4,092	$449	$4,092	$449

3. INVENTORIES
Inventories consist of the following (in thousands):

	October 1,	December 31,
	2005	2004
Components and raw materials	$13,006	$12,126
Work in process	4,730	3,087
Finished goods	31,728	22,676
Inventory held on consignment	13,857	12,725

	63,321	50,614
Less-inventory reserves	(7,355)	(4,993)

	$55,966	$45,621

The increased inventories at October 1, 2005, principally resulted from inventory requirements related to supporting new product introductions and increased sales representatives in our Surgical Implant Division, along with the inventory we acquired pursuant to our acquisition of the assets of Osteoimplant Technology, Inc. (“OTI”) during the first quarter of 2005.
A summary of the activity in our inventory reserves for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Balance, beginning of period	$6,874	$3,242	$4,993	$1,887
Provision charged to cost of sales	681	864	3,058	2,314
Write-offs charged to the reserve	(200)	(212)	(696)	(307)

Balance, end of period	$7,355	$3,894	$7,355	$3,894

The write-offs to the reserve principally relate to the disposition of fully reserved inventory. Additionally, the reserve has increased over similar periods in prior years due to our October 2004 acquisition of Empi, Inc. (“Empi”).
4. GOODWILL AND INTANGIBLE ASSETS
A summary of the activity in goodwill for the nine months ended October 1, 2005 and October 2, 2004 is presented below (in thousands):

	October 1,	October 2,
	2005	2004
Balance, beginning of period	$286,231	$18,146
Adjustment related to resolution of contingencies associated with the acquisition of Empi	5,958	—
Goodwill associated with the acquisition of OTI	6,238	—
Foreign currency translation	(7,392)	—

Balance, end of period	$291,035	$18,146

Intangibles consisted of the following as of October 1, 2005 (in thousands):

	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net

Amortizable intangible assets:
Technology-based	$10,552	$(1,944)	$8,608
Customer-based	48,196	(4,211)	43,985

	$58,748	$(6,155)	52,593

Unamortizable intangible assets:
Trademarks			31,768

Foreign currency translation			(499)

Total intangible assets			$83,862

Intangibles consisted of the following as of December 31, 2004 (in thousands):

	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net

Amortizable intangible assets:
Technology-based	$10,399	$(1,383)	$9,016
Customer-based	46,616	(2,738)	43,878

	$57,015	$(4,121)	52,894

Unamortizable intangible assets:
Trademarks			31,768

Foreign currency translation			1,826

Total intangible assets			$86,488

During the nine months ended October 1, 2005, we acquired $4,094,000 of intangible assets and disposed of intangible assets with a net book value of $1,205,000. Amortization expense for the nine months ended October 1, 2005 and October 2, 2004 was $3,804,000 and $501,000, respectively.
We will continue to amortize our amortizable assets over their useful lives ranging from 1 to 20 years on a straight-line basis.
Our estimated amortization expense for the three months ended December 31, 2005 and the next five years is as follows (in thousands):

For remaining three months ended December 31, 2005	$1,282
For year ended December 31, 2006	4,850
For year ended December 31, 2007	4,526
For year ended December 31, 2008	4,235
For year ended December 31, 2009	3,997
For year ended December 31, 2010	3,323

5. LONG-TERM DEBT
     Our long-term debt (including capital lease obligations) consists of the following:

	October 1,	December 31,
	2005	2004
	(in thousands)

$180 million senior credit facility to a syndicate of financial institutions; composed of a $150 million six-year term loan and a five-year $30 million revolving credit facility; collateralized by all domestic assets of Encore and pledge of 66% of the stock of foreign subsidiaries of Encore; interest rate at Bank of America’s base rate or the London Interbank Offered Rate (LIBOR), plus an applicable margin determined by, among other things, the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA); term loan subject to quarterly principal installments of (a) $1.8 million each of the next 10 quarters, (b) $3.6 million each of the next 8 quarters, and (c) $23.2 million each of the last 4 quarters with the last payment due October 2010; interest rate of 6.57% at October 1, 2005 and 5.35% at December 31, 2004.
	$152,024	$150,000

$165 million senior subordinated notes payable to institutional investors issued at 99.314% of principal amount; less unamortized discount of $1,034,000 and $1,108,000 at October 1, 2005 and December 31, 2004, respectively; interest at 9.75%; interest payable semi-annually on April 1 and October 1 of each year through October 1, 2012; junior and subordinate to senior credit facility.	163,966	163,892

4% note payable to a corporation in connection with the acquisition of a technology license in 2004, payable in varying quarterly installments through March 2009.	—	250

Note payable to a corporation in connection with the acquisition of Rehab Med+Equip by Empi in 2002; 50% payable in each of July 2005 and July 2008; interest at higher of 5% or prime on the first business day of each calendar quarter; interest rate of 6.25% at October 1, 2005.	469	938

European bank loans to finance European working capital; monthly payments through March 2006, variable interest at 6.29% at October 1, 2005.	28	93

8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 2005.	—	208

Capital lease obligations, collateralized by related equipment.	160	172

	316,647	315,553

Less — current portion	(7,642)	(8,346)

	$309,005	$307,207

The debt agreements related to our $180 million senior credit facility and our $165 million senior subordinated notes contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect our ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the applicable agreements. As of the date of this report, we are in compliance with all debt covenants and warranties. In addition, these debt agreements restrict our ability to: (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; and (ix) enter into mergers or consolidations.
6. STOCK-BASED COMPENSATION
We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” (“SFAS 148”) as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148 and SFAS 123, we continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant, over the amount an employee must pay to acquire the stock.

We account for stock based awards for non-employees under the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus 96-18.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) amends SFAS 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense is to be charged during the vesting period. Pro forma disclosure will no longer be an alternative. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123(R) to the first fiscal year beginning after June 15, 2005. Therefore, this Statement will become effective for us in the first quarter of 2006. We are currently evaluating the impact of the adoption of SFAS 123(R) and the impact it will have on our financial position and results of operations.
Had compensation cost for all stock options been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

		Three Months Ended		Nine Months Ended
		October 1,	October 2,	October 1,	October 2,
		2005	2004	2005	2004
Net income	As reported	$5,106	$1,282	$9,140	$4,494

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(404)	(627)	(1,215)	(1,227)

Net income	Pro forma	$4,702	$655	$7,925	$3,267

Earnings per share
Basic:	As reported	$0.10	$0.03	$0.18	$0.10
	Pro forma	$0.09	$0.02	$0.15	$0.08

Diluted:	As reported	$0.10	$0.03	$0.17	$0.10
	Pro forma	$0.09	$0.01	$0.15	$0.07
We estimate the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. We used the following weighted average assumptions for grants during the first nine months of 2005 and 2004:

	October 1,	October 2,
	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	79.6%	91.4%
Risk-free interest rate	4.0%	3.3%
Expected life	4.1 years	4.2 years
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

Information regarding our business segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net sales:
Surgical Implant Division	$14,449	$10,960	$40,401	$32,007
Orthopedic Rehabilitation Division	58,277	15,841	178,313	47,670

Consolidated net sales	$72,726	$26,801	$218,714	$79,677

Gross margin:
Surgical Implant Division	$11,438	$7,936	$31,828	$22,962
Orthopedic Rehabilitation Division	33,479	6,556	100,828	19,861

Consolidated gross margin	$44,917	$14,492	$132,656	$42,823

We allocate resources and evaluate the performance of our segments based on gross margin and therefore have not disclosed certain other items, such as interest, depreciation and income taxes as permitted by SFAS 131. We do not allocate assets to reportable segments because certain of our property and equipment are shared by all of our segments.
Geographic Area
We added a European-based operation in 2004 through our acquisition of Empi on October 4, 2004.
Following are our net sales by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net sales:
United States	$57,246	$23,311	$171,397	$70,079
Germany	4,294	200	21,370	778
Other Europe, Middle East & Africa	7,561	1,503	16,738	3,768
Asia Pacific	2,958	849	6,692	2,792
Other	667	938	2,517	2,260

	$72,726	$26,801	$218,714	$79,677

8. DISCONTINUED OPERATIONS
We account for our discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we classified results of operations and the related charges for discontinued operations as “Income from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Earnings. We reclassified assets and liabilities of the discontinued operations and reflected them on the accompanying Condensed Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, we restated all prior periods presented to reflect the reclassifications on a consistent basis.
On August 8, 2005, we completed the sale of our soft goods product line to dj Orthopedics, LLC (“dj”). The assets, previously included in our Orthopedic Rehabilitation Division, that were sold under the asset purchase and sale agreement included bracing, splinting and patient safety products, for which we received a cash payment of $9.5 million. Under the terms of our current credit facility, we made a $7.1 million principal payment using the net cash proceeds from the sale to dj of the pledged assets which formerly constituted our soft goods product line.
Discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Revenue	$1,333	$3,758	$8,709	$11,222
Income from operations	67	283	1,179	527
Income before income taxes from discontinued operations	26	168	917	170
Pre-tax gain on disposal of discontinued operations	3,925	—	3,925	—
Income tax expense	1,552	59	1,890	63

Assets and liabilities of the discontinued operations are as follows (in thousands):

	October 1,	December 31,
	2005	2004

Current assets	$279	$5,346
Property and equipment, net	—	446
Other non-current assets	—	1,208
Current liabilities	(652)	(892)

Net assets	$(373)	$6,108

In connection with the asset purchase and sale agreement, we agreed to provide transition services for a 60-day period at agreed upon rates. Most of these services have been transferred to dj as of October 28, 2005. As of October 1, 2005, current assets are primarily composed of accounts receivable and current liabilities are primarily composed of remaining purchase commitments.
9. EARNINGS PER SHARE
Following is a reconciliation of the basic and diluted per share computations (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net income from continuing operations	$2,707	$1,173	$6,188	$4,387
Discontinued operations	2,399	109	2,952	107

Net income	$5,106	$1,282	$9,140	$4,494

Shares used in computing basic earnings per share	51,791	42,916	51,744	42,870
Plus incremental shares from assumed exercise of stock options	700	1,119	651	1,402

Shares used in computing diluted earnings per share	52,491	44,035	52,395	44,272

Earnings per share — basic:
Net income from continuing operations	$0.05	$0.03	$0.12	$0.10
Discontinued operations	0.05	—	0.06	—

Net income	$0.10	$0.03	$0.18	$0.10

Earnings per share — diluted:
Net income from continuing operations	$0.05	$0.03	$0.12	$0.10
Discontinued operations	0.05	—	0.05	—

Net income	$0.10	$0.03	$0.17	$0.10

For the three and nine months ended October 1, 2005, we did not include the effect of 1,502,200 common shares underlying stock options in the computation of diluted earnings per share because the inclusion of such would be anti-dilutive. The total number of common shares underlying stock options excluded from the calculations of diluted earnings per common share for the three and nine months ended October 2, 2004 was 1,171,317 and 915,500, respectively.
10. ACQUISITION OF EMPI
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

During the first six months of 2005, the Empi purchase price was adjusted to reflect the resolution of two contingencies. The first contingency related to an anticipated closing tax benefit generated by the completion of the Empi acquisition, which resulted in a $6.0 million payment to Empi’s former stockholders and option holders. The second contingency related to completion of the audit of Empi’s closing date balance sheet that resulted in a return to us of $291,000 of the original acquisition consideration. In addition, we incurred an additional $249,000 in purchase costs.
As a result of these transactions, the total purchase price for the Empi acquisition has been adjusted to $375.7 million. There have been no changes to the estimated fair value of acquired tangible and identifiable intangible assets or the assumed liabilities of Empi. Therefore, the net additional acquisition consideration of $5.9 million has been reflected as an addition to the goodwill acquired in the Empi business combination.
11. ACQUISITION OF OTI
On February 22, 2005, we acquired substantially all of the assets of OTI, which included a line of spinal implant products and several total knee and hip implant designs. The total purchase price for the OTI assets of approximately $15.1 million was comprised of approximately $14.5 million payable in cash to the OTI stockholders and $583,000 in purchase costs. We borrowed $14.7 million from our existing line of credit to finance the OTI asset acquisition.
The acquisition consideration is subject to adjustment based upon the final balance sheet as of the closing date. In addition, there are up to $1.5 million in future milestone payments that could be earned by OTI based on the sales results of the OTI products we have acquired during the first twelve months after the closing of the transaction.
Under the purchase method of accounting, the total purchase price for the OTI assets was allocated to the acquired tangible and identifiable intangible assets and the assumed liabilities of OTI based upon their estimated fair values as of the closing date. The following represents our allocation of the aggregate purchase price for the OTI assets as of February 22, 2005. The fair value for certain of the OTI assets we acquired was determined based upon independent third party appraisals (inventory, fixed assets, intangible assets). For the remaining OTI assets and liabilities, book value was deemed to approximate fair value due to the nature of the assets and liabilities. The following valuations were determined (in thousands):

Current assets	$4,101
Tangible and other noncurrent assets	1,297
Liabilities assumed	(623)
Intangible assets	4,094
Goodwill	6,238

$15,107

The tangible assets we acquired from OTI are being depreciated over their useful lives of two to five years and the acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable, using the straight-line method:

Asset class	Fair value	Wtd. Avg. Useful life
	(in thousands)

Technology-based	$1,263	6 years
Customer-based	2,831	7 years
Goodwill	6,238

	$10,332

We have included the results of OTI in our consolidated statement of operations since the date of acquisition, February 22, 2005.
12. GUARANTOR / NON-GUARANTOR COMPANIES OF THE 9 3/4% SENIOR SUBORDINATED NOTES DUE 2012
Under the terms of our 9 3/4% senior subordinated notes due 2012, Encore Medical Corporation and our domestic (U.S.) subsidiaries guarantee the notes. Our foreign subsidiaries do not guarantee the notes. The subsidiary issuer and each subsidiary guarantor are 100% owned by the Encore Medical Corporation. All guarantees are full and unconditional, and are also joint and several among the guarantor companies. The indenture related to our notes imposes certain restrictions including, among other things, limits on our ability and that of our subsidiaries to:

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
ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of October 1, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$911	$—	$12,354	$7,894	$—	$21,159
Accounts receivable, net	—	—	44,271	6,809	—	51,080
Inventories, net	—	—	53,589	2,417	(40)	55,966
Deferred tax asset	—	—	9,284	—	—	9,284
Prepaid expenses and other current assets	2	—	3,374	303	—	3,679
Assets of discontinued operations	—	—	279	—	—	279

Total current assets	913	—	123,151	17,423	(40)	141,447

Property and equipment, net	—	—	19,918	6,108	—	26,026
Goodwill	—	—	237,644	53,391	—	291,035
Intangible assets, net	—	—	67,892	15,970	—	83,862
Investment in subsidiaries	52,382	140,494	34,378	—	(227,254)	—
Other assets	—	10,745	513	—	—	11,258

Total assets	$53,295	$151,239	$483,496	$92,892	$(227,294)	$553,628

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$7,500	$114	$28	$—	$7,642
Accounts payable	—	—	9,461	860	—	10,321
Accrued expenses	—	9,203	17,282	4,390	—	30,875
Liabilities of discontinued operations	—	—	652	—	—	652

Total current liabilities	—	16,703	27,509	5,278	—	49,490
Long-term debt, net of current portion	—	308,490	515	—	—	309,005
Deferred tax liabilities	—	—	23,965	5,460	154	29,579
Intercompany	(111,185)	(226,335)	256,936	80,584	—	—
Other non-current liabilities	—	—	575	—	—	575

Total liabilities	(111,185)	98,858	309,500	91,322	154	388,649

Minority interests	—	—	—	613	—	613

Total stockholders’ equity	164,480	52,381	173,996	957	(227,448)	164,366

Total liabilities, minority interests and stockholders’ equity	$53,295	$151,239	$483,496	$92,892	$(227,294)	$553,628

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of December 31, 2004
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$739	$—	$15,223	$3,927	$—	$19,889
Accounts receivable, net	—	—	49,814	7,038	—	56,852
Inventories, net	—	—	43,234	2,573	(186)	45,621
Current deferred tax asset	—	—	8,831	—	—	8,831
Prepaid expenses and other current assets	7	—	2,131	452	—	2,590
Assets of discontinued operations	—	—	7,000	—	—	7,000

Total current assets	746	—	126,233	13,990	(186)	140,783

Property and equipment, net	—	—	18,716	7,724	—	26,440
Goodwill	—	—	225,637	60,594	—	286,231
Intangible assets, net	—	—	66,511	19,977	—	86,488
Investment in subsidiaries	49,299	393,096	73,292	—	(515,687)	—
Intercompany receivable	111,300	—	—	—	(111,300)	—
Other assets	—	11,527	557	113	—	12,197

Total assets	$161,345	$404,623	$510,946	$102,398	$(627,173)	$552,139

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$7,500	$805	$41	$—	$8,346
Accounts payable	—	—	8,538	1,740	—	10,278
Accrued expenses	—	4,484	17,959	6,356	(70)	28,729
Liabilities of discontinued operations	—	—	892	—	—	892

Total current liabilities	—	11,984	28,194	8,137	(70)	48,245
Long-term debt, net of current portion	—	306,392	763	52	—	307,207
Non-current deferred tax liability	—	—	33,044	1,638	—	34,682
Intercompany payable	—	39,200	58,951	13,149	(111,300)	—
Other non-current liabilities	—	269	598	—	—	867

Total liabilities	—	357,845	121,550	22,976	(111,370)	391,001

Minority interests	—	—	—	821	—	821

Stockholders’ equity	161,345	46,778	389,396	78,601	(515,803)	160,317

Total liabilities, minority interests and stockholders’ equity	$161,345	$404,623	$510,946	$102,398	$(627,173)	$552,139

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Earnings
Three Months Ended October 1, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated

Net sales	$—	$—	$63,249	$9,775	$(298)	$72,726
Cost of sales	—	—	24,124	4,498	(813)	27,809

Gross margin	—	—	39,125	5,277	515	44,917

Operating expenses:
Selling, general and administrative	—	—	27,101	3,767	—	30,868
Research and development	—	—	2,227	252	—	2,479

Income from continuing operations	—	—	9,797	1,258	515	11,570

Other income (expense):
Interest income	—	—	70	31	—	101
Interest expense	—	(6,997)	(16)	—	—	(7,013)
Other income (expense), net	5,079	12,077	252	(321)	(17,237)	(150)

Income from continuing operations
before income taxes and minority interests	5,079	5,080	10,103	968	(16,722)	4,508

Provision for income taxes	—	—	1,187	391	193	1,771
Minority interests	—	—	—	30	—	30

Net income from continuing operations	5,079	5,080	8,916	547	(16,915)	2,707

Discontinued operations:

Gain on disposal of discontinued operations	—	—	2,383	—	—	2,383

Income from discontinued operations	—	—	16	—	—	16

Net income	$5,079	$5,080	$11,315	$547	$(16,915)	$5,106

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Earnings
Nine Months Ended October 1, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated

Net sales	$—	$—	$189,757	$31,056	$(2,099)	$218,714
Cost of sales	—	—	74,284	14,245	(2,471)	86,058

Gross margin	—	—	115,473	16,811	372	132,656

Operating expenses:
Selling, general and administrative	—	—	82,205	11,840	—	94,045
Research and development	—	—	6,434	937	—	7,371

Income from continuing operations	—	—	26,834	4,034	372	31,240

Other income (expense):
Interest income	2	—	192	78	—	272
Interest expense	—	(21,370)	15	—	—	(21,355)
Other income (expense), net	9,255	30,622	667	(481)	(39,956)	107

Net income from continuing operations before income taxes and minority interests	9,257	9,252	27,708	3,631	(39,584)	10,264

Provision for income taxes	—	—	2,390	1,473	140	4,003
Minority interests	—	—	—	73	—	73

Net income from continuing operations	9,257	9,252	25,318	2,085	(39,724)	6,188

Discontinued operations:

Gain on disposal of discontinued operations	—	—	2,383	—	—	2,383

Income from discontinued operations	—	—	569	—	—	569

Net income	$9,257	$9,252	$28,270	$2,085	$(39,724)	$9,140

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Nine Months Ended October 1, 2005
(in thousands and unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated

OPERATING ACTIVITIES:
Net income	$9,257	$9,252	$28,270	$2,085	$(39,724)	$9,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	4,757	2,166	(659)	6,264
Amortization of intangibles	—	—	2,532	1,272	—	3,804
Amortization of debt issuance costs	—	1,642	—	—	—	1,642
Non-cash interest expense	—	74	—	—	—	74
Stock-based compensation	30	—	100	—	—	130
Loss on disposal of assets	—	—	499	681	(221)	959
Gain on disposal of discontinued operations	—	—	(3,925)	—	—	(3,925)
Deferred taxes		—	(1,839)	—	154	(1,685)
Provision for bad debt expense and sales returns	—	—	4,279	96	—	4,375
Inventory reserves	—	—	3,015	43	—	3,058
Minority interests	—	—	—	73	—	73
Tax benefit associated with stock option exercises	(49)	—	—	—	—	(49)

Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	—	(2,655)	3,103	—	448
Inventories	—	—	(9,561)	703	146	(8,712)
Prepaid expenses, other assets and liabilities	4	—	(862)	(132)	—	(990)
Accounts payable and accrued expenses	(2)	4,719	74	(2,012)	—	2,779
Net effect of discontinued operations	—	—	1,315	—	—	1,315

Net cash provided by operating activities	9,240	15,687	25,999	8,078	(40,304)	18,700

INVESTING ACTIVITIES:
Acquisition of businesses	—	—	(21,065)	—	—	(21,065)
Investment in subsidiaries	(9,252)	(30,622)	(82)	—	39,956	—
Proceeds from sale of discontinued operations	—	—	9,291	—	—	9,291
Purchases of property and equipment	—	—	(4,584)	(2,110)	614	(6,080)

Net cash (used in) provided by investing activities	(9,252)	(30,622)	(16,440)	(2,110)	40,570	(17,854)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	301	—	—	—	—	301
Proceeds from notes receivable for sale of common stock	102	—	—	—	—	102
Intercompany	(219)	13,130	(11,451)	(1,194)	(266)	—
Proceeds from long-term obligations	—	14,700	—	—	—	14,700
Payment of debt issuance costs	—	(219)	—	—	—	(219)
Payments on long-term obligations	—	(12,676)	(977)	(55)	—	(13,708)
Payments of dividends to minority shareholders	—	—	—	(198)	—	(198)

Net cash provided by financing activities	184	14,935	(12,428)	(1,447)	(266)	978
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(554)	—	(554)

Net increase in cash and cash equivalents	172	—	(2,869)	3,967	—	1,270

Cash and cash equivalents at beginning of year	739	—	15,223	3,927	—	19,889

Cash and cash equivalents at end of period	$911	$—	$12,354	$7,894	$—	$21,159

Consolidating financial statements prior to October 4, 2004 do not provide additional meaningful information to that which is presented in the consolidated financial statements. The issuer (Encore Medical IHC, Inc.) did not exist and the non-guarantor companies were not owned by Encore prior to that date. As a result, we have omitted this information.

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
Overview of Business and Third Quarter Results
     We are a diversified orthopedic device company that develops, manufactures and distributes a comprehensive range of high quality orthopedic devices including surgical implants, sports medicine equipment and products for orthopedic rehabilitation, pain management and physical therapy. Our products are used by orthopedic surgeons, physicians, therapists, athletic trainers, and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries, and our non-invasive medical devices and related accessories are primarily used by patients for at-home physical therapy. We currently market and distribute our products through two operating divisions, as follows:
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
     In recent years, our growth has been driven both by the introduction of products facilitated by our research and development efforts and selected acquisitions of businesses or products in the orthopedic industry. Our February 2005 acquisition of Osteoimplant Technology, Inc. (“OTI”) added the Advanced Spine TM spinal implant product line and several total knee and hip implant designs to our Surgical Implant Division’s existing product offerings. In addition, in prior years we completed several other acquisitions that expanded our presence in the orthopedic market to include electrotherapy and rehabilitation equipment. These products form our Orthopedic Rehabilitation Division. The October 2004 acquisition of Empi, Inc. (“Empi”) added non-invasive medical devices and accessories that are primarily used by patients for at-home therapy to the existing product offering in the Orthopedic Rehabilitation Division.
     We have financed our recent acquisitions through the sale of equity securities and the issuance of additional debt. We borrowed funds from our existing line of credit to finance our cash purchase of the OTI assets. We financed the Empi acquisition through a combination of the issuance of new equity to the shareholders of Empi in October 2004 and the issuance of both senior secured and senior subordinated unsecured debt, which was obtained from financial institutions and institutional investors. We expect that we will continue to utilize some combination of both debt and equity funding to finance acquisitions in the future.
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
     On August 8, 2005, we completed the sale of our soft goods product line to dj Orthopedics, LLC (“dj”). Under the asset purchase and sale agreement, we received a cash payment of approximately $9.5 million. The sale to dj of our former soft goods product line in the third quarter of 2005 enabled us to use after tax net proceeds to reduce our debt and provide expansion space for our growing Surgical Implant Division operations. In the third quarter of 2005, we reported income from discontinued operations of approximately $16,000 compared to income from discontinued operations of approximately $100,000 in the third quarter of 2004. Also in the third quarter of 2005, we reported a $2.4 million gain, or $0.05 per diluted share, from the divestiture of such operations. For accounting purposes, the operating results of the soft goods product line and the gain on asset sale associated with this transaction have been classified as discontinued operations in the consolidated statements of earnings for all historical periods.
     Our net sales increased 171.4% in the third quarter of 2005 to $72.7 million compared to $26.8 million in the quarter ended October 2, 2004. Similarly, year to date sales increased 174.5% to $218.7 million compared to $79.7 million in the same period of 2004. This improvement was driven by revenue growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions, and by revenues resulting from products we acquired in the Empi acquisition, which was completed in October 2004. Gross margin as a percentage of our net sales increased to 61.8% in the third quarter of 2005 from 54.1% in the third quarter of 2004 and to 60.7% for the first nine months of 2005 from 53.7% in the first nine months of 2004. Gross margin in both of our divisions improved due to increasing sales of higher margin product lines and for our Orthopedic Rehabilitation Division from the impact of revenue from sales of Empi products, which are sold via a direct sales force at a higher margin than our other Orthopedic Rehabilitation Division product lines, which are sold through an extensive dealer network. Our operating income improved significantly to $11.6 million for the third quarter of 2005 compared to $1.7 million in the same period of 2004 primarily due to continued growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions. Operating income for the nine month period ended October 1, 2005 increased to $31.2 million from $6.8 million in the comparable prior year period. Finally, we achieved net income from continuing operations of $2.7 million, or $0.05 of diluted earnings per share, in the third quarter of 2005 compared to net income from continuing operations of $1.2 million, or $0.03 of diluted earnings per share, in the third quarter of 2004 and net income from continuing operations of $6.2 million, or $0.12 of diluted earnings per share, for the first nine months of 2005 compared to net income from continuing operations of $4.4 million, or $0.10 of diluted earnings per share, for the first nine months of 2004.
     Our results in the third quarter of 2005 were principally driven by improved net sales and gross margin percentages in both of our divisions. We continued to invest in expanding our United States sales force for reconstruction and spinal products in our Surgical Implant Division and in new product development across both our divisions. Additionally, we continue to achieve growth due to our acquisition of Empi. As a result, our operating activities provided $18.7 million of cash in the nine months ended October 1, 2005, which represents an improvement of $18.3 million from the nine month period ended October 2, 2004 when our operating activities provided $366,000 of cash.

Results of Operations
     The following table sets forth our statements of earnings as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.2%	45.9%	39.3%	46.3%

Gross margin	61.8%	54.1%	60.7%	53.7%

Operating expenses:
Selling, general and administrative	42.5%	41.9%	43.0%	39.1%
Research and development	3.4%	5.8%	3.4%	6.1%

Income from continuing operations	15.9%	6.4%	14.3%	8.5%
Other income (expense):
Interest income	0.1%	0.5%	0.1%	0.5%
Interest expense	(9.6%)	(0.6%)	(9.8%)	(0.6%)
Other income (expense), net	(0.2%)	0.4%	0.1%	0.3%

Income from continuing operations before income taxes and minority interests	6.2%	6.7%	4.7%	8.7%

Provision for income taxes	2.4%	2.3%	1.8%	3.2%
Minority interests	0.1%	—	0.1%	—

Net income from continuing operations	3.7%	4.4%	2.8%	5.5%
Discontinued operations:
Gain on disposal of discontinued operations	3.3%	—	1.1%	—
Income from discontinued operations	0.0%	0.4%	0.3%	0.1%

Net income	7.0%	4.8%	4.2%	5.6%

For accounting purposes, the operating results of the soft goods product line and the gain on asset sale associated with this transaction have been classified as discontinued operations in the consolidated statements of earnings for all historical periods.
Three Months Ended October 1, 2005, as compared to the Three Months Ended October 2, 2004
     Net Sales. Our net sales for the quarter ended October 1, 2005 were $72.7 million, representing an increase of 171.4% over net sales of $26.8 million in the quarter ended October 2, 2004, driven by continued growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions. Sales generated from products we acquired in our October 2004 acquisition of Empi had a significant impact on comparative growth in net sales. Our domestic net sales increased 145.6% to $57.2 million in the third quarter of 2005 from $23.3 million in the third quarter of 2004. Our foreign net sales increased 343.6%, to $15.5 million for the third quarter of 2005 from $3.5 million for the same period in 2004.
     The following table sets forth the geographic mix of our net sales for the third quarter of 2005 compared to the third quarter of 2004 (in thousands):

	Domestic			International			Total
	October 1,	October 2,	%	October 1,	October 2,	%	October 1,	October 2,	%
	2005	2004	Growth	2005	2004	Growth	2005	2004	Growth
Surgical Implant Division	$10,994	$9,376	17.3%	$3,455	$1,584	118.1%	$14,449	$10,960	31.8%

Orthopedic Rehabilitation Division	46,252	13,935	231.9%	12,025	1,906	530.9%	58,277	15,841	267.9%

Total	$57,246	$23,311	145.6%	$15,480	$3,490	343.6%	$72,726	$26,801	171.4%

     In the Surgical Implant Division, we had net sales of $14.4 million during the third quarter of 2005 compared to $11.0 million in the third quarter of 2004, an increase of 31.8%. The increase in sales was driven principally by sales growth in the division’s knee, hip and shoulder product lines, along with sales of the Advanced Spine TM spinal implants and other total joint products from our February 2005 acquisition of the assets of OTI. Domestic Surgical Implant Division sales for the third quarter of 2005 grew 17.3% to $11.0 million compared to $9.4 million in the third quarter of 2004 as we continue to increase our market penetration in domestic surgical implant sales. International Surgical Implant Division sales of $3.5 million in the third quarter of 2005 grew 118.1% over the prior year’s third quarter international sales of $1.6 million primarily due to the acquisition of Advanced Spine™ spinal products and our increased efforts in developing the international market.
     Our Orthopedic Rehabilitation Division achieved net sales of $58.3 million during the third quarter of 2005 compared to $15.8 million in the third quarter of 2004, representing an increase of 267.9%. This division achieved continued growth in its clinical and home electrotherapy product lines, which continue to be positively impacted by the introduction of new models of its Vectra Genisys ®, Intelect XT ® and Intelect Advanced ® electrotherapy, ultrasound and laser products and by revenues associated with the Empi acquisition.
     In the third quarter of 2005, sales of new products, which are products that have been on the market less than one year, accounted for $3.5 million compared to last year’s third quarter 2004 new product sales, which accounted for $3.6 million.
     Gross Margin. Our overall gross margin as a percentage of net sales increased to 61.8% in the third quarter of 2005 from 54.1% in the third quarter of 2004. Both of our divisions experienced improvement in gross margin as a percentage of net sales in the third quarter of 2005. Our Surgical Implant Division gross margin increased to 79.2% in the third quarter of 2005 from 72.4% in the third quarter of 2004 and our Orthopedic Rehabilitation Division gross margin increased to 57.4% in the third quarter of 2005 from 41.4% in the third quarter of 2004. The improvement in our Surgical Implant Division’s gross margin as a percentage of net sales was driven by continued growth of our higher margin hip, knee and shoulder product sales and a lower comparative obsolescence reserve expense related to consigned inventory. Similarly, our Orthopedic Rehabilitation Division’s improvement in gross margin as a percentage of net sales was impacted by continued growth in our higher margin electrotherapy product lines. In addition, the Orthopedic Rehabilitation Division benefited from the impact of revenue from sales of Empi products, which are sold through a direct sales force at a higher margin than our other Orthopedic Rehabilitation Division product lines, which are sold on a wholesale basis through an extensive dealer network.
     Selling, General and Administrative Expenses. Our selling, general, and administrative expenses increased to $30.9 million in the third quarter of 2005 from $11.2 million in the third quarter of 2004. As a percentage of net sales, selling, general and administrative expenses increased to 42.5% from 41.9% in the prior year third quarter. The majority of this increase is a result of additional selling, general and administrative expenses related to the acquisition of Empi. We also incurred higher commission expenses resulting from higher sales in our Surgical Implant and Orthopedic Rehabilitation Divisions. Our amortization expense increased $1.1 million primarily due to the additional amortization related to the intangible assets acquired when we purchased Empi. Finally, operations were negatively impacted in the third quarter of 2004, by approximately $1.1 million of expenses related to the termination of an acquisition agreement and the settlement of patent litigation.
     Research and Development Expenses. Our research and development expenses increased 59.0% to $2.5 million for the third quarter of 2005 from $1.6 million for the third quarter of 2004. There was an increase of $920,000 in research and development expenditures, which was impacted by the acquisition of Empi. As a percentage of net sales, research and development costs were 3.4% for the third quarter of 2005 compared to 5.8% for the third quarter of 2004. The inclusion of Empi’s results has offset, on a percentage basis, our increased expenditures in 2005 to develop new product designs.
     Income from Continuing Operations. Our operating income increased $9.9 million to $11.6 million in the third quarter of 2005 from $1.7 million in the third quarter of 2004. This increase is primarily due to continued sales and gross margin improvements in both our Surgical Implant Division and our Orthopedic Rehabilitation Division, which also benefited from the impact of the acquisition of Empi. Additionally, operating income as a percentage of sales increased to 15.9% in the third quarter of 2005 from 6.4% in the third quarter of 2004.

     Interest Expense. Our interest expense increased $6.8 million to $7.0 million in the third quarter of 2005 from $167,000 in the third quarter of 2004. The primary reasons for the increase in interest expense are borrowings of $328.6 million we incurred to finance the Empi and OTI acquisitions, along with $550,000 of amortization of deferred financing fees associated with the Empi acquisition.
     Discontinued Operations. During the three months ended October 2, 2005, we recorded a gain on the disposal of discontinued operations of approximately $2.4 million. The gain represented $9.3 million of net proceeds from the asset sale offset by (i) $5.0 million book value of assets sold, (ii) $400,000 of liabilities incurred in connection with the sale and (iii) $1.5 million of income tax expense.
     Net Income. We achieved net income for the third quarter of 2005 of $5.1 million, or $0.10 of diluted earnings per share ($0.05 from continuing operations, $0.05 from discontinued operations), compared to net income of $1.3 million, or $0.03 of diluted earnings per share, in the third quarter of 2004 based on the factors discussed above.
Nine Months Ended October 1, 2005, as compared to the Nine Months Ended October 2, 2004
     Net Sales. Our net sales for the nine months ended October 1, 2005 were $218.7 million, representing an increase of 174.5% over net sales of $79.7 million in the nine months ended October 2, 2004, driven by continued growth in both our Surgical Implant and Orthopedic Rehabilitation Divisions. Sales generated from products we acquired in our October 2004 acquisition of Empi had a significant impact on comparative growth in net sales. Our domestic net sales increased 144.6% to $171.4 million in the first nine months of 2005 from $70.1 million in the first nine months of 2004. Our foreign net sales increased 393.0%, to $47.3 million for the first nine months of 2005 from $9.6 million for the same period in 2004.
     The following table sets forth the geographic mix of our net sales for the first nine months of 2005 compared to the first nine months of 2004 (in thousands):

	Domestic			International			Total
	October 1,	October 2,	%	October 1,	October 2,	%	October 1,	October 2,	%
	2005	2004	Growth	2005	2004	Growth	2005	2004	Growth
Surgical Implant Division	$33,263	$28,373	17.2%	$7,138	$3,634	96.4%	$40,401	$32,007	26.2%

Orthopedic Rehabilitation Division	138,134	41,706	231.2%	40,179	5,964	573.7%	178,313	47,670	274.1%

Total	$171,397	$70,079	144.6%	$47,317	$9,598	393.0%	$218,714	$79,677	174.5%

     In the Surgical Implant Division, we had net sales of $40.4 million during the first nine months of 2005 compared to $32.0 million in the first nine months of 2004, an increase of 26.2%. Domestic Surgical Implant Division sales for the first nine months of 2005 grew 17.2% to $33.3 million compared to $28.4 million in the first nine months of 2004. International Surgical Implant Division sales of $7.1 million in the first nine months of 2005 grew 96.4% over the prior year’s first nine months international sales of $3.6 million. Our core knee and hip product lines were the primary drivers of our Surgical Implant Division growth for the year to date period, along with sales of Advanced Spine™ spinal and other total joint products from our February 2005 acquisition of the assets of OTI.
     In the Orthopedic Rehabilitation Division, we had net sales of $178.3 million during the first nine months of 2005 compared to $47.7 million in the first nine months of 2004, representing an increase of 274.1%. This Division achieved significant growth, principally driven by revenues associated with the Empi acquisition and increased sales in its clinical and home electrotherapy product lines.
     For the nine month period ended October 1, 2005, sales of new products, which are products that have been on the market less than one year, accounted for $9.2 million compared to last year’s nine month period ended October 2, 2004, where new product sales accounted for $6.5 million.
     Gross Margin. Our overall gross margin as a percentage of net sales increased to 60.7% for the first nine months of 2005 from 53.7% in the first nine months of 2004. Both of our divisions experienced improvement in gross margin as a percentage of net sales. Our Surgical Implant Division gross margin increased to 78.8% in the first nine months of 2005 from 71.7% in the first nine months of 2004 and our Orthopedic Rehabilitation Division gross margin increased to 56.5% in the first nine months of 2005 from 41.7% in the first nine months of 2004. The improvement in our Surgical Implant Division’s gross margin as a percentage of net sales was driven by continued growth of higher margin knee, hip and shoulder product sales and a lower comparative obsolescence reserve expense related to consigned inventory and increased raw material obsolescence in the prior year. Similarly, our Orthopedic Rehabilitation Division’s improvement in gross margin as a percentage of net sales was impacted by continued growth in our higher margin electrotherapy and dysphagia product lines. In addition, this division benefited from the impact of revenue from sales of Empi products, which are sold through a direct sales force at a higher margin than our other Orthopedic Rehabilitation Division product lines, which are sold on a wholesale basis through an extensive dealer network.
     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $94.0 million in the first nine months of 2005 from $31.2 million in the first nine months of 2004. As a percentage of net sales, selling, general and administrative expenses increased to 43.0% from 39.1% in the first nine months of the prior year. The majority of this increase is a result of additional selling, general and administrative expenses related to the acquisition of Empi. We also incurred $820,000 of severance charges for certain former executive officers of Empi and our amortization expense increased $3.3 million primarily due to the additional amortization related to the intangible assets acquired from Empi. Our commission expenses increased as a result of higher sales in both our Surgical Implant and Orthopedic Rehabilitation Divisions. Finally, operations in 2004 were negatively impacted by approximately $1.1 million of expenses related to the termination of an acquisition agreement and the settlement of patent litigation.
     Research and Development Expenses. Our research and development expenses increased 51.0% to $7.4 million for the first nine months of 2005 from $4.9 million for the first nine months of 2004 representing an increase of $2.5 million, which was impacted by the acquisition of Empi. However, as a percentage of net sales, research and development costs were 3.4% for the first nine months of 2005 compared to 6.1% for the first nine months of 2004. The inclusion of Empi’s results has offset, on a percentage basis, our increased expenditures in 2005 to develop new product designs.
     Income from Continuing Operations. Our operating income increased $24.5 million to $31.2 million in the first nine months of 2005 from $6.8 million in the first nine months of 2004. This increase is primarily due to continued revenue growth, stemming mostly from the acquisitions discussed above, and gross margin improvement in both our Surgical Implant and Orthopedic Rehabilitation Divisions. Income from continuing operations in the third quarter of 2004 was negatively impacted by approximately $1.1 million of expenses related to the termination of an acquisition agreement and the settlement of patent litigation. Additionally, operating income as a percentage of sales increased to 14.3% in the first nine months of 2005 from 8.5% in the first nine months of 2004.
     Interest Expense. Our interest expense increased $20.8 million to $21.4 million in the first nine months of 2005 from $516,000 in the first nine months of 2004. The primary reasons for the increase in interest expense are borrowings of $328.6 million we incurred to finance the Empi and OTI acquisitions, along with $1.6 million of amortization of deferred financing fees associated with the Empi acquisition.
     Discontinued Operations. During the three months ended October 2, 2005, we recorded a gain on the disposal of discontinued operations of approximately $2.4 million. The gain represented $9.3 million of net proceeds from the asset sale offset by (i) $5.0 million book value of assets sold, (ii) $400,000 of liabilities incurred in connection with the sale and (iii) $1.5 million of income tax expense.
     Net Income. We achieved net income for the first nine months of 2005 of $9.1 million, or $0.17 of diluted earnings per share ($0.12 from continuing operations, $0.05 from discontinued operations) compared to net income of $4.5 million, or $0.10 of diluted earnings per share in the first nine months of 2004 based on the factors discussed above.
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

Inventory Reserves
     The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record inventory at the lower of cost or market, with cost based upon average actual cost. We maintain inventory reserves for such issues as slow moving or excess inventory, product obsolescence and declines in value. In each division we use a specific identification methodology, which can occur whenever there is a change in strategy. In addition, we review sales performance on at least a quarterly basis to determine the amounts that we should add to the existing reserve. We monitor reserves on a quarterly basis and make changes as determined by the processes referred to above. To determine the adequacy of our reserves at each reporting date we analyze the following, among other factors:
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
     Our Surgical Implant Division products are sold in the United States at the time the product is used in a surgical procedure. As such, we must maintain sufficient quantities of our products at many locations throughout the country. The Orthopedic Rehabilitation Division also consigns a portion of its inventory to clinics and other healthcare provider locations to allow its products to be immediately dispensed to patients. This requires a large amount of inventory to be on hand for the products we sell on consignment. It also increases the sensitivity of these products to obsolescence reserve estimates. Because this inventory is not in our possession, we also reserve for these products based on the results of periodic inventory counts and historical trends.
Revenue Recognition
     We sell our Surgical Implant Division products through a network of independent sales representatives in the United States, as well as distributors outside the United States. We record revenues from sales made by sales representatives, who are paid commissions upon the ultimate sale of the products, at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. We record revenues from sales to customers outside the United States at the time the product is shipped to the distributor. Our international distributors, who sell the products to their customers, take title to the products, have no rights of return except in certain limited instances following a change of control of Encore, and assume the risk for credit and obsolescence. Distributors are obligated to pay us within specified terms, regardless of when they sell the products. In addition, there is no price protection available to distributors.
     We sell our Orthopedic Rehabilitation Division products through a variety of distribution channels. We sell our clinical rehabilitation products to dealers. We record sales at the time the product is shipped to the dealer. Dealers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products and have no price protection. For our home therapy products, we recognize wholesale revenue when we ship our products to our wholesale customers. We recognize retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient’s insurance has been verified. For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.
     Reserves for Sales Allowances, Product Returns and Rental Credits. We have established reserves to account for sales allowances, product returns and rental credits. Significant management judgment must be used and estimates made in connection with establishing the sales returns and other allowances in any accounting period.

     Our reserves for sales allowances account for sales of our products below the invoice price. These sales generally result from agreements that we enter into with certain customers that permit them to pay us for our products in amounts that are below the invoice price of the product. We estimate the amount of the reduction based on historical experience and invoices generated in the period in question, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We provide for these reserves by reducing our gross revenue.
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
     Reserve for Uncollectible Accounts Receivable. In addition to the reserves for sales allowances, returns and rental credits, we have also established a reserve for uncollectible accounts receivable. These uncollectible accounts are a result of nonpayment from our customers and patients. The reserve is based on historical trends and current relationships with our customers and providers. Additions to this reserve are reflected in selling, general and administrative expense.
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
     Our gross deferred tax asset balance is approximately $12.7 million at October 1, 2005 and primarily relates to inventory and other reserves, accrued compensation and a net operating loss carry forward. Based on our current projections, we estimate that we will utilize these deferred tax items in future years before expiration.
Goodwill and Intangible Assets
     We must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination or asset acquisition, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to valuations of intangible assets acquired in connection with a business combination or asset acquisition, we use external third party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life, or the recoverability of the remaining balances of our goodwill and other intangible assets. If such events or circumstances were to indicate that the carrying amount of those assets would not be recoverable, we would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. We perform an annual test of the intangible assets for potential impairment in the fourth quarter. The process of evaluating the potential impairment is subjective and requires us to exercise judgment in making assumptions related to future cash flows and discount rates. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, we would recognize an impairment loss.

     Any impairment of an intangible asset or goodwill would require a reduction in the value of the asset on our consolidated balance sheet and a charge to operating income on our consolidated statement of operations. The nature of the charge to operating income would be determined based upon the nature of the intangible asset or goodwill requiring the adjustment.
     As of October 1, 2005, we have goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, net
Surgical Implant Division	$9,659	$3,721
Orthopedic Rehabilitation Division	281,376	80,141

Total	$291,035	$83,862

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
     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Three of the more significant provisions of the Act relate to a one-time opportunity to repatriate foreign earnings at a reduced rate, manufacturing benefits for qualified production activity income and new requirements with respect to deferred compensation plans. We have not yet determined the impact, if any, of this Act on our future results of operations or cash flows.
Liquidity and Capital Resources
     During the nine months ended October 1, 2005, our operating activities provided $18.7 million of cash and cash equivalents as compared to the nine months ended October 2, 2004 when our operating activities provided cash of $366,000 resulting in an improvement of $18.3 million. Our net income adjusted for non-cash items provided $23.9 million in operating cash flow during the first nine months of 2005, an increase of $14.7 million, compared to the $9.1 million provided during the first nine months of 2004. Our gross accounts receivable provided $448,000 during the first nine months of 2005 while in the same period in the prior year our gross accounts receivable used $2.9 million, a net increase in cash of $3.4 million. Our gross inventory used $8.7 million during the first nine months of 2005 and $7.0 million during the first nine months of 2004, resulting in a net increase in cash usage of $1.8 million during the first nine months of 2005. Additionally, our prepaid expenses and other assets and liabilities used $990,000 of cash as compared to the first nine months of 2004 when these assets used $673,000 of operating cash resulting in a decline in operating cash flow of $317,000 during the first nine months of 2005. Finally, our outstanding balances of accounts payable and accrued liabilities increased to $2.8 million compared to the first nine months of 2004 when payables and accrued liabilities provided cash of $1.7 million. Discontinued operations provided $1.3 million of cash from operating activities in the nine months ended October 1, 2005 compared to $63,000 in the same period in the prior year.
     Investing activities used $17.9 million of cash in the first nine months of 2005 compared to $6.1 million provided in the first nine months of 2004. This increased use of cash is primarily due to our purchase of OTI during the first quarter of 2005, which utilized $15.1 million of cash, and the settlement of Empi acquisition contingencies, which utilized $6.0 million of cash. On August 9, 2005, we completed the sale of our soft goods product line, for which we received $9.3 million, net of transaction expenses. Capital expenditures used $6.1 million of cash during the first nine months of 2005 compared to $3.6 million during the first nine months of 2004, which represents an increase of $2.5 million over 2004. We continue to invest in the instrument sets required by our Surgical Implant Division to support sales force expansion, in the machine tools necessary to increase our manufacturing capacity and in the hardware and software required to improve our information systems.
     Cash provided by financing activities in the nine month period ended October 1, 2005 increased to $978,000 when compared to the same period in the prior year, when cash used by financing activities was $13,000. Proceeds from the issuance of our long-term debt were $14.7 million in the first nine months of 2005, which represents borrowings under our revolving credit facility to fund the OTI acquisition. Payments on long-term obligations used $13.7 million during the first nine months of 2005 compared to $856,000 during the first nine months of 2004. Our debt payments during the first nine months of 2005 include a $7.1 million reduction of principal using the net cash proceeds from the sale to dj of pledged assets which formerly constituted our soft goods product line.
     Since our inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. We believe there is sufficient liquidity to fund current operations and contingencies. On October 4, 2004, we entered into a new senior credit facility with a syndicate of banks, financial institutions and other institutional lenders led by Bank of America, N.A., that provides for aggregate borrowings of up to $180 million, comprised of a five-year $30 million revolving credit facility, and a six-year $150 million term loan facility (the “Credit Facility”). Proceeds from the term loan facility were used to finance the cash portion of our purchase of Empi. In February 2005, we borrowed $14.7 million from our existing line of credit to finance the purchase of OTI. The remaining $15.3 million revolving credit facility is available to be used by us for general corporate purposes, subject to certain limitations. We executed various security documents, and we pledged to the lenders all of our domestic assets and 66% of the equity holdings of our foreign subsidiaries to secure the financing under the Credit Facility. The interest rate under the Credit Facility is dependent upon, among other things, our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. Based on that ratio as of October 1, 2005, our interest rate is equal to Bank of America’s base rate plus 0.5%, or the London Interbank Offered Rate (LIBOR) plus 3.00%.
     As a result of the additional $7.1 million principal reduction in our term loan facility, which resulted from the payment made from the proceeds from the sale of our soft goods product line, our term loan facility is now payable in quarterly installments of principal of (a) $1.783 million, for each of the next ten quarterly periods, (b) $3.567 million, for each of the next eight quarterly periods, and (c) $23.185 million, for each of the last four quarterly periods, with the last payment due in October 2010.
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
     In addition to the current restrictions and requirements contained in our current loan and credit agreements, the maximum amounts we are contractually permitted to borrow under our current credit facilities could limit our flexibility in obtaining additional financing and in pursuing other business opportunities. This potential high degree of leverage could have negative consequences for us, including the following: (i) our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or financing may not be available to us on favorable terms; (ii) we would need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future; (iii) payments on our indebtedness would reduce the funds that would otherwise be available for operations and future business opportunities; (iv) a substantial decrease in net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations; (v) our debt level could make us more vulnerable than our competitors to a downturn in either our business or the economy generally; and (vi) because some of our debt has a variable rate of interest, it would expose us to the risk of increased interest rates.
Related Party Transaction
     During the first quarter of 2004, in accordance with Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we received $288,000 from a greater than 10% stockholder and its affiliates, which represented a “short-swing profit” under Section 16 of the Exchange Act. The funds were earned when shares of our stock were sold by this stockholder and its affiliates in our December 2003 public offering, which was within nine months of the date the stockholders received warrants to acquire shares of our stock. We recorded this $288,000 as an increase to our additional paid-in capital.
     During the first quarter of 2005, a portion of the total consideration we paid for the acquisition of OTI was used to repay a $96,000 note payable due from OTI to Windy City, Inc. (“Windy City”). Joel Kanter, a member of our board of directors, is an officer and director of Windy City. In connection with the acquisition, a finder’s fee obligation of OTI to Mr. Kanter in the amount of $60,000 was also paid to Mr. Kanter at the closing of the OTI acquisition.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates, foreign currency exchange rates or weak economic conditions that could impact our financial condition, results of operations, and cash flows. Our primary exposure is to changing interest rates. We are exposed to interest rate risk in connection with our Credit Facility, which bears interest at floating rates based on the London Interbank Offering Rate (LIBOR) or the prime rate plus an applicable borrowing margin. Our outstanding balance under this agreement was $152.0 million as of October 1, 2005.
     We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair value, but do impact future earnings and cash flow, assuming other factors are held constant. Our $180 million credit facility is based on variable interest rates. As of October 1, 2005, utilizing a hedging strategy, we have swapped variable rates for fixed rates on $50 million of the borrowing under the Credit Facility thereby locking in a fixed rate on this portion of the principal. A hypothetical 1% increase in variable interest rates for the Credit Facility would have impacted our earnings and cash flow, for the nine months ended October 1, 2005, by approximately $750,000. All of our other debt is fixed rate debt. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.
     Some of our Orthopedic Rehabilitation Division products are sold in European markets and are denominated in Euros. During the first nine months of 2005, our average monthly Euro sales were $3.1 million compared to $179,000 during the first nine months of 2004. This increase in average monthly sales is due to the inclusion of sales related to the Empi acquisition. As a result, currency fluctuations could have a greater impact on our operating results. For example, in periods in which the Euro strengthens against the U.S. dollar, our international net revenues increase because our Euro denominated net revenues will translate into a greater number of U.S. dollars. Conversely, in periods in which the Euro weakens against the U.S. dollar, our international revenues decrease because our Euro denominated net revenues will translate into fewer U.S. dollars. We manufacture our products in the United States and Germany and incur the costs to manufacture in US dollars in the United States, and Euros in our Germany facility.
     Our U.S. operations are subject to risk associated with international currency exchange rates on purchases of inventory from a small number of suppliers. Our German subsidiary, whose functional currency is Euros, is billed for certain inventory in U.S. dollars. From time to time, our German subsidiary utilizes international currency derivatives to limit its risk to currency fluctuations. These derivatives are used to manage currency fluctuation on purchases of inventory that is denominated in U.S. dollars. At October 1, 2005 there were no international currency derivatives outstanding and we have not used international currency derivatives to hedge against our investment in our German subsidiary or its operating results, which are converted into U.S. dollars at period-end and average rates, respectively.
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
Changes in Internal Control Over Financial Reporting
     We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 9, 2005	By:	/s/ Kenneth W. Davidson
Date		Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer

November 9, 2005	By:	/s/ William W. Burke
Date		William W. Burke, Executive Vice President and Chief Financial Officer