Form 10-K
period 2005-12-31
ENCORE MEDICAL CORP
filed 2006-03-14
CIK 944763

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 0-26538
ENCORE MEDICAL CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	65-0572565
(State or other jurisdiction of incorporation or organization) 9800 METRIC BLVD. AUSTIN, TEXAS (Address of principal executive offices)	(I.R.S. Employer Identification No.) 78758 (Zip code)
512-832-9500
(Registrant’s telephone number including area code)
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes      ☐      No     ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes      ☐      No      ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ☑      No     ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
     Yes      ☐      No      ☑
     The aggregate market value of common stock held by non-affiliates of Encore Medical Corporation as of July 2, 2005, was $190,788,437 based on a per share price of $5.65. As of March 1, 2006, the registrant had 70,119,148 shares of its common stock outstanding.

ENCORE MEDICAL CORPORATION
Annual Report on Form 10-K
For the year ended December 31, 2005

NOTE ON INCORPORATION BY REFERENCE
     Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this annual report on Form 10-K, pursuant to Regulation 14A.
FORWARD-LOOKING STATEMENTS
     This annual report on Form 10-K of Encore Medical Corporation for the year ended December 31, 2005 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described on the following pages and elsewhere in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.
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
300PVTM, 3DKnee™, Actionpatch®, Adapta®, AdvanceTM, Advance dynamic ROM®, AlfaTM, Alfa IITM, Artrocare®, Artrocast®, ArtrojectTM, Artromaxx®, Artromot®, Artroskin®, Artrostar®, CLPTM, CLP IIITM, CPSTM, Chattanooga®, Cyclone®, DTS™, Dupel®, Dupel B.L.U.E.®, Dura-stick®, EasyTENSTM, Empi®, Encore®, Epik®, Epix®, Ergobasic™, Ergostyle™, Ergo wave®, ES2000™, FMPTM, Fluidotherapy®, Focus®, Foundation®, HometracTM, Hya-jectTM, Hydrocollator®, InfinityTM, Infinity plusTM, Intelect®, Intelect VetTM, Keramos™, Keystone®, Linear®, LumbostarTM, MAPSTM, MEH4TM, M.I.K.A.TM, MJSTM, Optiflex®, Optiflex3™, Ormed®, Para-care®, PresSsion®, PronexTM, RS1TM, R120TM, Revelation®, Reverse®, Saunders cervicalTM, Saunders lumbar hometracTM, Theratherm®, Triton®, Tru-trac®, tx (and design)®, Varifix®, Varilift®, ValutrodeTM, Vectra®, VitalstimTM, X StopTM.

PART I.
Item 1. Business
Overview
     Encore Medical Corporation, a Delaware corporation, and our wholly owned subsidiaries (collectively referred to as “us,” “we,” “our,” “our company,” “the Company,” or “Encore”), is a diversified orthopedic device company that develops, manufactures and distributes a comprehensive range of high quality orthopedic devices including sports medicine equipment and products for orthopedic rehabilitation, pain management and physical therapy and surgical implants. Our products are used by orthopedic surgeons, physicians, therapists, athletic trainers, and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries, and a substantial amount of our non-invasive medical devices and related accessories are primarily used by patients for at-home physical therapy. We currently market and distribute our products through two operating divisions, as follows:
•	Orthopedic Rehabilitation Division. Our Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy, patient care and continuous passive motion devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; physical therapy traction and treatment tables, chiropractic treatment tables and orthotics devices used to treat joint and spine conditions.

•	Surgical Implant Division. Our Surgical Implant Division offers a comprehensive product offering comprised of reconstructive joint products and spinal implants.
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
     In recent years, our growth has been driven both by the introduction of products facilitated by our research and development efforts and selected acquisitions of businesses or products in the orthopedic industry. Our February 2005 acquisition of the assets of Osteoimplant Technology, Inc. (“OTI”) added the Advanced Spine spinal implant product line and several total knee and hip implant designs to our Surgical Implant Division’s existing product offerings. Our October 2004 acquisition of Empi, Inc. (“Empi”) added to the existing product lines offered by our Orthopedic Rehabilitation Division non-invasive medical devices and accessories that are primarily used by patients for at-home therapy. In addition since 2001, we have completed two other acquisitions which have enhanced our presence in the orthopedic market and expanded the product lines offered by our Orthopedic Rehabilitation Division to include electrotherapy, rehabilitation equipment and related products.
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
     On August 8, 2005, we completed the sale of our soft goods product line to dj Orthopedics, LLC (“dj”). Under the asset purchase and sale agreement, we received a cash payment of approximately $9.5 million from dj. The sale to dj of our former soft goods product line in the third quarter of 2005 enabled us to use after tax net proceeds to reduce our debt and provide expansion space for our growing Surgical Implant Division operations. As a result of that disposition, for the years ending 2005, 2004 and 2003, we have now reported income (loss) from discontinued operations of approximately $538,000, $399,000 and ($748,000), respectively. In 2005, we reported a $2.4 million gain, or $0.05 per diluted share, from the divestiture of such operations. For accounting purposes, the operating results of the soft goods product line and the gain on sale associated with this transaction with dj have been classified as discontinued operations in the consolidated statements of earnings for all historical periods presented in this report.
     On February 24, 2006, we completed our acquisition of Compex Technologies, Inc. (“Compex”). Compex manufactures and sells a broad line of transcutaneous electrical nerve stimulation and neuromuscular electrical stimulation products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings. We paid consideration for the purchase of approximately eighteen million shares of our common stock valued at approximately $90 million. In addition, we issued options to purchase approximately 2.3 million shares of our common stock in exchange for all of the outstanding options to purchase common stock of Compex. We also incurred approximately $15.3 million in debt in connection with the transaction, which was primarily used to pay off Compex’s existing debt. As this transaction was not completed prior to the end of 2005, the disclosures, both qualitative and quantitative, made in this Form 10-K do not include Compex, however, we have included within the “Risk Factor” section of this report items that are relevant to the acquisition of Compex. For more information, please refer to the sections on “Risk Factors” and “Recent Developments.”
Industry Background
Our Market Opportunity
     According to a 2004 survey conducted by Business Communications Co., Inc., estimated sales of orthopedic implants and devices in the United States were approximately $8.7 billion in 2003 and are expected to grow to $17.9 billion by 2009, which represents a compounded annual growth rate of 12.5%. We participate in the knee, hip and spinal implant, sports medicine, pain management and rehabilitation products segments of the overall orthopedic products market. Several factors are driving growth in the orthopedic products industry, including, but not limited to:
•	Favorable demographics. An aging population is driving growth in the orthopedic products market. For example, a majority of reconstructive implants are performed on patients who are aged 65 and over. As a result of the aging of the baby boomer generation, the percentage of the U.S. population aged 65 and over is expected to grow from 12.4% in 2000 to 13.0% in 2010 and 19.7% by 2030, representing an increase of 5.2 and 36.5 million people, respectively, during these periods according to a 2005 U.S. Census Bureau projection. In addition, according to the National Center for Health Statistics of the Center for Disease Control in its publication Health, United States, 2005; the average life expectancy in the United States increased from 75.4 years in 1990 to 77.6 years in 2003. As people continue to live longer lives, we believe the number of injuries requiring orthopedic rehabilitation and reconstructive implants will continue to increase.

•	Increasing awareness and use of non-invasive devices for treatment and rehabilitation. We believe the growing awareness and clinical acceptance by healthcare professionals and patients of the benefits of non-invasive treatment and rehabilitation products will continue to drive demand for our products. We believe that growth in sales of electrotherapy and iontophoretic devices solutions, for example, will be driven by increased awareness of the benefits of non-invasive drug delivery products over invasive delivery systems for certain joint inflammation, anesthesia delivery applications and other pain control solutions.

•	Cost containment initiatives by third-party payors. With the cost of healthcare rising in the United States and internationally, third-party payors are challenged to seek more cost-effective therapies without reducing the quality of care. We believe that some of our orthopedic rehabilitation products offer lower-cost alternatives to surgery and traditional forms of physical therapy and pain management.

•	Shift toward at-home physical therapy. We believe the physical rehabilitation market is shifting toward home treatment alternatives. This shift has been driven by several factors, including payor cost containment efforts that seek to reduce clinic visits and to accommodate patients’ preference for therapies that can be conveniently administered at home. We believe that because many of our orthopedic rehabilitative products are designed for at-home use with an emphasis on quality, cost- effectiveness and convenience, we will be able to capitalize on this shift toward at-home physical therapy. We believe that currently only a small portion of physical therapy products are designed for at-home use and that there remains significant growth potential for the at-home physical therapy market.

•	Improving technologies for orthopedic products. Advances in technologies and procedures have expanded the scope and applications of products competing in the orthopedic products market. For example, joint reconstruction historically has been reserved for older patients who tend to be less active and who typically place less stress on their implants. However, with new technologies that prolong the expected life of orthopedic implants and conserve patients’ existing bone, surgeons are increasingly able to perform joint reconstruction on younger and more active patients.

•	Increased orthopedic surgical volume results in increased need for rehabilitation. The combination of factors such as an aging population, increased sports-related injuries and improvements in orthopedic surgical technologies has led to increases in the number of orthopedic surgeries performed. An increase in orthopedic surgical volume is expected to result in an increased need for rehabilitative therapy and orthopedic rehabilitation products to recover from such surgeries.

Our Competitive Strengths
     We believe we have a number of competitive strengths that will enable us to further enhance our position in the orthopedic products market.
•	Leading market positions. We have a leadership position in many of the markets in which we compete and we believe that our products have recognized brand names with a reputation for quality, durability and reliability among healthcare professionals. Both Empi and Chattanooga Group, Inc. (“Chattanooga”), a company we acquired in 2002, which together now comprise our Orthopedic Rehabilitation Division, have been marketing physical therapy products for over 25 years. We believe that we have a leading market share in the clinical electrotherapy, transcutaneous electrical nerve stimulation (TENS), iontophoresis, neuromuscular electrical stimulation (NMES), and orthotics markets in the United States and the continuous passive motion (CPM) device markets in the United States and Germany.

•	Comprehensive range of orthopedic rehabilitation and surgical implant products. We offer a comprehensive range of orthopedic devices, sports medicine equipment and other related products to orthopedic specialists servicing a variety of treatment settings. The breadth of our product line enables us to provide orthopedic surgeons, physical and occupational therapists, other orthopedic healthcare professionals and their patients a wide range of products to address their requirements and preferences.

•	New product development capabilities. We have an experienced research and development team with proven expertise in the design and development of new products as well as in the enhancement of existing products with the latest technology and updated designs. We seek to develop new technologies to improve durability, performance and usability of existing products. In addition to our own research and development, we acquire, license and commercialize technologies and new product ideas from orthopedic surgeons and other orthopedic specialists. The Orthopedic Rehabilitation Division introduced seven new products in 2005, including the Vectra Genysis Laser System, Intelect Mobile Electrical Stimulation System and OptiFlex 3 Continuous Passive Motion System. The Surgical Implant Division introduced nine new products in 2005, including the Reverse Shoulder System, M.I.K.A. Minimally Invasive Knee Arthroplasty Instruments and MIS Hip Instruments.

•	Extensive and diverse distribution network. We use multiple distribution channels to bring our products to market. For our orthopedic rehabilitation products, because of the diverse nature of our customers, we use dealers, a direct sales force, and national supply chains. As a result of the Empi acquisition, we believe that our distribution network is one of the largest in the orthopedic rehabilitation products market and provides us with a significant competitive advantage with respect to sales of our existing products and the introduction of our new orthopedic rehabilitation products. For our surgical implant products, we utilize a network of independent sales representatives in the United States and distributor relationships outside the United States.

•	Proprietary third-party billing system. Empi has developed a third-party billing system that manages over 40,000 payor profiles including 600 national payors, which allows access to over 110 million patient lives. This billing system reduces payment cycles, improves relationships with payors, such as insurance companies and managed care organizations, and tracks patients to improve quality of care and create subsequent selling opportunities.

•	Strong relationships with managed care organizations and national rehabilitation providers. Our market positions in our core orthopedic rehabilitation product lines and the breadth of our orthopedic rehabilitation product offerings have enabled us to secure important preferred provider and managed care contracts. We currently have contracts with over 325 managed care providers, including over 45 preferred provider arrangements with regional and national operators of physical therapy clinics.

•	Experienced management team. Our senior management team has extensive experience in the medical device industry, with previous employers including Maxxim Medical, Stryker Corporation, Johnson & Johnson Corporation, Centerpulse Ltd., and Cholestech Corporation. Members of our senior management team have significant previous experience in identifying, completing and integrating acquired companies and business lines.

Our Strategy
          Our objective is to strengthen our position as a provider of a comprehensive range of orthopedic devices, sports medicine equipment and related products to orthopedic surgeons, physical therapists, athletic trainers and other orthopedic specialists operating in a variety of treatment settings and for the at-home physical therapy market. To achieve this objective, we intend to:
•	Integrate strategic acquisitions. We will continue to seek to identify and capitalize upon opportunities similar to those presented to us by our prior acquisitions, such as Empi, to further penetrate the orthopedic market, reduce operating costs and improve operating efficiencies in our company through the integration of our strategic acquisitions.

•	Develop and launch new products. We plan to continue to develop and launch new products through both internal development and acquisitions. In our Orthopedic Rehabilitation Division, we intend to maintain our leadership position through continued innovation and development of our electrotherapy, patient care, physical therapy and chiropractic treatment table and continuous passive motion and other product offerings. In our Surgical Implant Division, we intend to continue to emphasize our reconstructive joint and spinal products and technology to continue to meet the needs of orthopedic surgeons and to cover additional types of surgical procedures.

•	Expand our distribution channels. We intend to continue to actively recruit new sales representatives who have established relationships with orthopedic surgeons to increase market penetration and geographic coverage in the orthopedic rehabilitation and surgical implant product markets. A network of over 6,000 dealers supports our clinical orthopedic rehabilitation products. A direct sales force of 160 field representatives in the United States and 25 international sales representatives support our home therapy orthopedic rehabilitation products. An internal sales force of 225 domestic and international representatives work with patients to handle insurance and third-party reimbursement. We utilize domestic independent sales representatives for our surgical implant products. The combination of a direct sales force, independent sales representatives, and dealers will allow us to deepen our penetration into our existing markets as well as to expand our domestic and international geographic reach.

•	Pursue strategic acquisitions. We will continue to pursue selective acquisitions of complementary businesses, technologies or product lines in the orthopedic products market that enhance, or are complementary with or related to, our product mix, sales and distribution, or manufacturing capabilities.
Our Products
          We develop, manufacture, market and distribute orthopedic rehabilitation devices, surgical implant and related products for the orthopedic products market. Our products are used primarily by orthopedic surgeons, physical and occupational therapists and other healthcare professionals who treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, and sports-related injuries. Our non-invasive medical devices and related accessories are primarily used by patients for at-home therapy. We categorize our products into two product segments: orthopedic rehabilitation and surgical implant products.
Orthopedic Rehabilitation Division
          Our Orthopedic Rehabilitation Division is a leading provider of rehabilitation products used by a variety of healthcare professionals involved in the field of physical medicine.

     The following table summarizes many of our current Orthopedic Rehabilitation Division products which have FDA approval and which we are currently marketing:

Product Segment	Description	Brand Name
Patient Care	Dry heat therapy	Fluidotherapy
	Hot/cold therapy	Hydrocollator
	Paraffin wax therapy	Para-care
	Continuous passive motion	Optiflex
Artromot
	Moist heat therapy	Theratherm
	Compression therapy	PresSsion
Advance dynamic ROM
	Bracing	Artrocare
Artrocast
Lumbostar
Artromaxx
	Soft Bracing/bandages	Artroskin
	Dynamic splint	Advance
	Hyaluronan acid	Hya-ject, Artroject
	Nutritional supplement	Artrostar

Clinical Electrotherapy	Electrotherapy/ultrasound	Intelect
Intelect vet
Vectra
Vitalstim
CPS
Infinity plus
	Electrodes	Dura-stick
Valutrode

Home Electrotherapy Devices	Transcutaneous electrical nerve stimulation (TENS)	Epix
EasyTENS
Infinity
	Neuromuscular electrical stimulation (NMES)	Focus
300PV

Iontophoresis	Non-invasive drug delivery	Dupel
Dupel B.L.U.E.
Actionpatch

Physical Therapy Tables and
Traction Products	Treatment tables	Triton
Adapta
	Traction	tx
Triton
	Cervical traction	Tru-trac Pronex
Saunders cervical
Hometrac
	Lumbar traction	Saunders lumbar hometrac

Chiropractic	Treatment tables	Ergostyle
Ergo wave
Ergobasic
ES2000
DTS
Surgical Implant Division
     We currently develop, manufacture and market a wide variety of orthopedic reconstructive joint products, spinal implant products and instruments used by surgeons to perform orthopedic surgery. We offer reconstructive joint products in four general areas: knees, hips, shoulders and spine. In 2005, knee products accounted for 41%, hip products accounted for 33%, shoulder products accounted for 11% and spine products accounted for 10% of our Surgical Implant Division sales. In February 2005, we acquired substantially all assets of Osteoimplant Technology, Inc. These acquired assets included a complete line of spinal implant products.

     The following table summarizes our current Surgical Implant Division products which, except as indicated, have FDA approval and which we are currently marketing:

Product Segment	Description	Brand Name
Knees	Primary total joint replacement	Foundation
3DKnee system
Mobile bearing knee*
MJS total knee system
	Revision total joint replacement	Foundation revision knee system
	Unicondylar joint replacement	Epik Unicondylar Knee

Hips	Primary replacement stem	Foundation
Linear
Revelation
R120
Alfa II
Alfa
CLP III
CLP
	Acetabular cup system	FMP
Metal-on-metal acetabular cup
Keramos
	Revision joint replacement	Keystone

Shoulders	Primary total joint replacement	Foundation
RS1
	Fracture repair system	Foundation
	Revision total joint replacement	Foundation

Spine	Anterior Cervical Plating	Cyclone anterior cervical plate
	Interbody Fusion	Varilift**
	Screws, Rods, Hooks	Varifix
MAPS
X Stop
	Corpectomy Systems	MEH4 mesh

* **	Currently not approved for sale within the U.S. Currently not approved as an interbody device within the U.S.
Research and Development
     Our research and development programs focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs. We are continually seeking to develop new technologies to improve durability, performance and usability of existing products, and develop our manufacturing process to improve product performance and reduce manufacturing costs. In addition to our own research and development, we receive new product and invention ideas, especially in procedure-specific areas, from orthopedic surgeons, inventors and other orthopedic specialists. For ideas that we consider promising from a clinical and commercial perspective, we seek to obtain rights to these ideas through entering into either assignment or licensing agreements. We conduct research and development programs at our facilities in Austin, Texas, Chattanooga, Tennessee, and St. Paul, Minnesota.
     We invested approximately $9.6 million in 2005, $7.3 million in 2004 and $4.9 million in 2003 into research and development activities. As of December 31, 2005, our research and development departments were composed of almost 100 employees.
Marketing and Sales
     Both of our divisions have developed their own sales and distribution channels. The combination of these two divisions provides us the opportunity to sell our products to a variety of treatment settings across new and complementary distribution networks. With the addition of the direct distribution channels for our Orthopedic Rehabilitation Division through the acquisition of Empi, we believe we will be able to increase our penetration of the marketplace, including orthopedic surgeons, physical therapists and their patients.
Orthopedic Rehabilitation Division
     Our rehabilitation products are currently marketed and sold two different ways. Our product lines sold to clinics, are primarily sold through a worldwide network of over 6,000 dealers and distributors, which are managed by our internal sales people. These dealers sell our clinical products to a variety of healthcare professionals including physical therapists, athletic trainers, chiropractors and sports medicine physicians. Except for distributors outside of the United States, we do not maintain formal distribution contracts. No particular distributor accounts for more than 5% of Orthopedic Rehabilitation Division clinical products sales. These distributors purchase products from us at discounts off the published list price. We maintain an internal marketing and sales support program to support our dealer network. This program is comprised of a group of individuals who provide dealer and end-user training, develop promotional materials, and attend over 80 trade shows each year.
     Our home electrotherapy devices are sold primarily to individual patients and physical therapy clinics (which includes hospital physical therapy departments, sports medicine clinics and pain management centers). Therapies that use our electrotherapy and orthotics products are generally prescribed to patients by a physician such as an orthopedic surgeon. The physician will typically direct the patient to a physical therapy clinic to meet with a trained physical therapist who provides the patient with the prescribed product from our consigned inventory at the clinic. This sales process is facilitated by our relationships with third-party payors, such as managed care organizations, who ultimately pay us for the products prescribed to patients. For these reasons, we view physical therapists, physicians and third-party payors as key decision makers in product selection and patient referral for our sales of home therapy devices.
     The payor base for our home electrotherapy products is diversified with no individual payor accounting for more than 5% of net revenues for the twelve months ended December 31, 2005. Medicare and Medicaid together accounted for approximately 4.5% of our 2005 net revenues. In the United States, in connection with these product lines, we currently have more than 45 preferred provider arrangements with third-party payors and approximately 325 managed care contracts.
Surgical Implant Division
     Our Surgical Implant Division products are currently marketed and sold in the United States to hospitals and orthopedic surgeons through a network of independent commissioned sales representatives. We continually recruit sales agents and representatives to expand the geographic areas in which we sell our products. Generally, our sales representatives sell either reconstructive joint products or spinal products. However, some of our sales representatives sell both of these products. Sales agents are generally granted a contract with a term of one to five years. Sales representatives work for these agents. Agents are typically paid a sales commission and are eligible for bonuses if sales exceed certain preset objectives. We assign our sales agents to an exclusive sales territory. Substantially all of our sales agents agree not to sell competitive products. Typically we can terminate our agreements with sales agents prior to the expiration of our agreements only for cause, which includes failure to meet specified periodic sales targets. We provide our agents with product inventories on consignment for their use in marketing our products and for filling customer orders. Outside the United States, some of our surgical implant products are sold through distributors, principally in Japan and select countries in Europe, where we are developing a distribution network on a country-by-country basis.
     To a significant extent, sales of our surgical implant products depend on the preference of orthopedic surgeons. We have developed and maintained close contractual relationships with orthopedic surgeons who assist us with developing our products. These orthopedic surgeons may give demonstrations using our products, speak about our products at medical seminars, train other orthopedic surgeons in the use and implantation of our products, and provide us with feedback on the acceptance of our products. We have also established relationships with consulting surgeons who perform various consulting services for us. Such services may include conducting clinical studies on various products, establishing protocols for use of the products and participating at various symposia. Surgeons who assist us in developing our products are generally compensated with a royalty. Consulting surgeons are paid consulting fees for their services.
Manufacturing
     We use both in-house manufacturing capabilities and relationships with third-party vendors to supply our products. Generally, we use third-party vendors that have special manufacturing capabilities. In addition, we use third-party vendors when we believe it is appropriate based on certain factors, including our in-house capacity, lead time control and cost control. We believe there are alternate sources for our vendors and suppliers and believe that adequate capacity exists at our current suppliers to meet our anticipated needs.
Orthopedic Rehabilitation Division
     Our Orthopedic Rehabilitation Division manufactures its products in two primary locations. These manufacturing facilities are ISO certified and also comply with FDA Quality System Regulations (“QSR”) requirements. Many of our products carry the European Community Medical Device Directive “CE” certification mark. We make our products which are clinical in nature, such as electrotherapy devices, patient care products and physical therapy and chiropractic treatment tables and continuous passive motion devices, in our manufacturing facilities located in Chattanooga, Tennessee. These facilities are capable of using various manufacturing processes, including metal fabrication, coating, electronic assembly, mechanical assembly, wood working, sewing and a variety of others.
     Our home electrotherapy devices, which are sold primarily to direct customers, as well as some components and related accessories, are manufactured at our Clear Lake, South Dakota facility. Manufacturing activities at the Clear Lake facility include electronic and mechanical assembly, electrode fabrication and assembly and fabric sewing processes. Our products are comprised of a variety of components including die cast metal parts, injection-molded plastic parts, printed circuit boards, electronic components, lead wires, electrodes and other components. Parts for these components are purchased from outside suppliers and are, in some instances, manufactured on a custom basis.
     Many of the component parts and raw materials we use in our manufacturing and assembly operations are available from more than one supplier. However, several component parts and accessory products are currently purchased from a single supply source. Medireha GmbH (“Medireha”), which is 50% owned by us, is our single source supplier for certain passive motion devices. This facility is also ISO certified. Our distribution agreement with Medireha grants us exclusive rights to the distribution of products that Medireha manufactures. The distribution agreement, which expires on June 30, 2007, also provides that we are required to purchase a certain amount of product annually.
Surgical Implant Division
     Our Austin, Texas in-house manufacturing facilities for our Surgical Implant Division include computer controlled machine tools, belting, polishing, cleaning, packaging and quality control. We initially obtained internationally recognized ISO qualification and the “CE” certification for this division in 1996 and updated our ISO qualification to the ISO 13485:2003 standard in 2005. Our U.S. manufacturing operations also comply with FDA QSR requirements. The primary raw materials used in the manufacture of our surgical implant products are cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene. All Surgical Implant Division products go through in-house quality control, cleaning and packaging operations.
Intellectual Property
     We hold more than 125 United States and foreign patents covering a wide range of our products and have filed applications on additional patents. We own most of these patents and have licensed rights to the remainder, either on an exclusive or non-exclusive basis. In addition, certain of our issued patents are currently licensed to third parties on a non-exclusive basis. We have numerous trademarks registered in the United States, a number of which are also registered in countries around the world. We also assert ownership of numerous unregistered trademarks, some of which have been submitted for registration in the United States and foreign countries. In the future, we will continue to apply for such additional patents and trademarks as we deem appropriate.
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
     We have distribution rights to certain products that are manufactured by others and hold both exclusive and nonexclusive licenses under third-party patents and trade secrets that cover some of our existing products and products under development. For 2005, sales from these distribution agreements and licenses represent less than 10% of our overall sales. However, if any of the distribution agreements were terminated or if we lost any of these licenses, we would not be able to manufacture or sell related products, which could have an adverse affect on our future business, financial condition and results of operations.
     There can be no assurance that the validity of any of the patents or other intellectual property owned by or licensed to us would be upheld if challenged by others in litigation. Due to these and other risks described in this report, we do not rely solely on our patents and other intellectual property to maintain our competitive position. We believe that development of new products and improvement of existing ones is, and will continue to be, more important to our competitive position than solely having our products covered by patents.
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
Orthopedic Rehabilitation Division
     Our competitors include large corporations and companies that are part of corporate groups that have significantly greater financial, marketing and other resources than we do. The primary competitors of our Orthopedic Rehabilitation Division in the rehabilitation market are Dynatronics Corporation, Mettler Electronics Corporation, Richmar Corporation, Patterson Dental Company, Enraf-Nonius, Gymna-Uniphy and Acorn Engineering. The physical therapy products market is highly competitive and fragmented. The competitors in the CPM market include several multi-product companies with significant market share and numerous smaller niche competitors. In the United States, our primary competitor in the TENS and NMES markets is International Rehabilitation Sciences, Inc. Our primary competitor in the iontophoresis market is IOMED, Inc., and our primary competitors in the orthotics market are Dynasplint Systems, Inc., Ultraflex Systems, Inc. and Saunders Group, Inc. In Europe, our primary competitors in the TENS and NMES markets are Schwa-Medico GmbH and BMR Neurotech, Inc., and our primary competitors in the orthotics market are Bauerfeind Orthopadie GmbH & Co. KG, dj Orthopedics, Inc. and Aircast, Inc. Competition in these product markets is primarily based on the quality and technical features of products, product pricing and contractual arrangements with third-party payors and national accounts.
Surgical Implant Division
     The market for orthopedic products similar to those produced by our Surgical Implant Division is dominated by a number of large companies, including Biomet, Inc., DePuy, Inc. (a Johnson & Johnson company), Medtronic, Inc., Smith & Nephew plc, Stryker Corporation and Zimmer Holdings, Inc., which are much larger and have significantly greater financial resources than we do. Our Surgical Implant Division also faces competition from companies similar in size to ours, such as Wright Medical Technology, Inc. and Exactech, Inc.
     The primary competitive factors facing us include price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Our current and future competitors may have greater resources, more widely accepted and innovative products, less-invasive therapies, greater technical capabilities, and stronger name recognition than we do. Our ability to compete is affected by our ability to:
•	Develop new products and innovative technologies;

•	Obtain regulatory clearance and compliance for our products;

•	Manufacture and sell our products cost-effectively;

•	Meet all relevant quality standards for our products and their markets;

•	Respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements;

•	Protect the proprietary technology of our products and manufacturing processes;

•	Market our products;

•	Attract and retain skilled employees and sales representatives; and

•	Maintain and establish distribution relationships.
Government Regulation
     Our products are subject to rigorous government agency regulation in the United States and in other countries. In the United States, the FDA regulates the development, testing, labeling, manufacturing, promotion, distribution and marketing of medical devices to ensure that medical products distributed in the United States are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Our medical devices are subject to such FDA regulation.
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
     When a manufacturer has achieved the required number of implants with the appropriate follow up period and data, the manufacturer submits the data to substantiate the safety and efficacy of the new device or new intended use. When a manufacturer believes that sufficient pre-clinical and clinical data have been generated to substantiate the safety and efficacy of the new device or new intended use, it may submit a PMA application to the FDA. FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but the process may take significantly longer. In approving a PMA application, the FDA may require additional clinical data and may also require some form of post-market surveillance whereby the manufacturer follows certain patient groups for a number of years, making periodic reports to the FDA on the clinical status of those patients. This helps to ensure that the long-term safety and effectiveness of the device are adequately monitored for adverse events.
     Most pre-amendment devices (those marketed prior to the enactment of the Medical Device Amendment of 1976) are, in general, exempt from such PMA requirements, as are Class I and Class II devices.
     Our products include both pre-amendment and post-amendment Class I, II and III medical devices. All currently marketed devices are either exempt from FDA clearance and approval process (based on our interpretation of those regulations) or we have obtained the requisite clearance or approvals (including all modifications, amendments and changes), or pre-market clearances or approvals, as appropriate, required under federal medical device law.
     Our manufacturing processes are also required to comply with QSR requirements that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Further, our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA and other agencies. Failure to comply with applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA to grant future pre-market clearances or PMA approvals, withdrawals or suspensions of current clearances or approvals, and criminal prosecution.
     We must obtain export certificates from the FDA before we can export certain of our products and are subject to regulations in many of the foreign countries in which we sell our products. These include product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. We have also implemented policies and procedures allowing us to position ourselves for the changing international regulatory environment. The ISO 13485:2003 standard specifies requirements for a Quality Management System that can be used by an organization for the design, development and production of medical devices. Receiving ISO 13485:2003 certification assists the company in meeting international regulatory requirements to allow for export of products to countries such as Japan, Europe, Australia and Canada. The Surgical Implant Division has received an ISO 13485:2003 certification for its facilities and an EC Certificate for its products from TUV SUD. The Surgical Implant Division has also met the requisites for the Canadian Medical Device Requirements (January 2006) and we are awaiting receipt of our certificate.
Third-Party Reimbursement
     Our home-therapy products generally are prescribed by physicians and are eligible for third-party reimbursement by government payors, such as Medicare and Medicaid, and private payors. An important consideration is whether third-party payment amounts will be adequate, since this is a factor in customers’ selection of our products. We believe that third-party payors will continue to focus on measures to contain or reduce their costs through managed care and other efforts. Medicare policies are important to our business because third-party payors often model their policies after the Medicare program’s coverage and reimbursement policies. Further, during 2005, approximately 4.5% of our direct billings were from Medicare and Medicaid revenues.
     Healthcare reform legislation in the Medicare area has focused on containing healthcare spending. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act. This legislation provides for revisions to payment methodologies and other standards for durable medical equipment and orthotic devices under the Medicare program. First, beginning in 2004 and continuing through 2008, the payment amounts for durable medical equipment are no longer increased on an annual basis. This payment freeze also affects orthotic devices beginning in 2004 and continuing through 2006. Second, beginning in 2007, a competitive bidding program will be phased in to replace the existing fee schedule payment methodology. Off-the-shelf orthotic devices and other non-Class III devices, including TENS devices, will be subject to the program. The competitive bidding program will begin in 2007 in ten high population metropolitan statistical areas and in 2009 will be expanded to eighty metropolitan statistical areas (and additional areas thereafter). Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding. Third, supplier quality standards are to be established which will be applied by independent accreditation organizations. Fourth, clinical conditions for payment will be established for certain products.
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

     We have not been subject to any governmental audits or claims documentation requests that have resulted in the identification of any material deficiencies with respects to our billing operations. We have been subject to periodic audits of our compliance with federal standards, for which we have been working with the FDA to resolve all outstanding issues they have identified, which we do not believe have a material adverse effect on us.
Federal Privacy and Transaction Law and Regulations
     Other federal legislation requires major changes in the transmission and retention of health information by us. HIPAA mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. Sanctions for failure to comply with HIPAA include civil and criminal penalties. HHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits. The second rule released by HHS imposes new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to obtain satisfactory assurances through written business associate agreements that any business associate of ours to whom such information is disclosed will safeguard the information. The third rule released by HHS establishes minimum standards for the security of electronic health information. We were required to comply with the transaction standards by October 16, 2003, the privacy standards by April 14, 2003, and the security standards by April 21, 2005. As of December 31, 2005, we are in compliance with the standards.
Employees
     As of December 31, 2005, we had approximately 1,300 employees. Of these, approximately 450 were engaged in production and production support, 100 in research and development, 450 in sales and support, and 300 in various administrative capacities including third-party billing staff. Of these employees approximately 1,150 were located in the United States and 150 were located in Europe. Our workforce is not unionized. We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.
Segment and geographic information
     Information about our segments and geographic areas can be found in Note 9 “Segment and Geographic Information” under notes to consolidated financial statements.
Available Information
     We make available free of charge through our website, www.encoremed.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). This information can be found under the investor information and governance information sections of our website. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are our Business Ethics Policy and Code of Conduct, Code of Conduct for the Board of Directors, and Code of Ethics for the Chief Executive Officer and Senior and Financial Officers.
     All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations. Encore Medical Corporation, 9800 Metric Blvd. Austin, Texas 78758, phone: 512-832-9500, fax: 512-834-6300. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.
Item 1A. Risk Factors
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
     We have a substantial amount of indebtedness that requires significant interest payments, consisting principally of our senior credit facility and our outstanding 9 3/4% Senior Subordinated Notes due 2012 (the “notes”). Our substantial level of indebtedness could have important consequences to us, including the following:
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
     In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Covenants in our senior credit facility also require us to use a portion of the proceeds we receive in specified issuances of debt or equity and specified asset sales to repay outstanding borrowings under our senior credit facility. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities or limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness and this may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default applies.
If we are not successful in integrating Compex, the anticipated benefits of the transaction may not be realized.
     If our stockholders are to realize the anticipated benefits of the Compex transaction, our operations must be integrated and combined efficiently. We cannot assure you that the integration will be successful or that the anticipated benefits of the merger will be fully realized. Failure to successfully integrate Compex could negatively impact any possible appreciation in the value of our common stock. The dedication of our management resources to integration activities relating to the Compex merger and other acquisitions we may pursue in the future may detract attention from the day-to-day business of the combined company. The difficulties of integration may be increased by the need to integrate personnel with disparate business backgrounds and combine different corporate cultures. This integration may also be more difficult due to our integration challenges as a result of any future acquisitions. We cannot assure you that there will not be substantial costs associated with the integration process, that certain operations of either or both companies may not have to be consolidated or eliminated, that such consolidation or elimination may not entail significant costs, that certain personnel may not be entitled to severance payments if their positions are eliminated, that integration activities will not result in material write downs in assets, charges to earnings from possible discontinued operations, a decrease in revenues or a decrease in the value of our common stock, or that there will not be other material adverse effects from our integration efforts.
Our integration of the acquisition of Empi is ongoing and we may incur substantial costs to achieve, and may not be able to realize, the anticipated cost savings, synergies or revenue enhancements from integrating Empi’s operations with our current business and with Compex.
     If we cannot successfully complete the integration of Empi’s operations with our current business and with Compex, we may experience material negative consequences to our business, financial condition or results of operations and to the business, financial conditions or results of operations of the combined company. The integration of companies that have previously operated separately will continue to be a costly and time-consuming process that will involve a number of risks, including, but not limited to:
•	demands on management related to the significant increase in the size of the business for which they are responsible;

•	diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of extensive and geographically dispersed operations and personnel;

•	larger international operations and increased exposure to risks relating to business operations outside the United States;

•	difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, including internal accounting controls, procedures and policies; and

•	costs and expenses associated with any undisclosed or potential liabilities.
     Successful integration of Empi’s operations with our current business and with Compex will depend on our ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs. If our integration efforts are not successful, it may not be able to maintain the levels of revenue, earnings or operating efficiency that we have achieved or might have achieved if these companies had continued to operate independently. Furthermore, even if we are able to integrate successfully the operations of Empi with our current business and with Compex, we may not be able to realize the cost savings, synergies and revenue enhancements that were anticipated from the integration, either in the amount or the time frame that we currently expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we currently expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following:
•	our ability to eliminate effectively duplicative back office overhead and overlapping and redundant selling, general and administrative functions, rationalize manufacturing capacity and shift production to more economical facilities;

•	the use of more cash resources on integration and implementation activities than we currently expect, could offset any such savings and other synergies resulting from the Empi acquisition;

•	increases in other expenses, operating losses or problems unrelated to the acquisition, which may offset the cost savings and other synergies from the acquisition or divert resources intended to be used in the integration; and

•	our ability to avoid labor disruption in connection with the integration.
Future acquisitions could entail risks of their own, in addition to risks we otherwise face.
     Our business strategy is to pursue additional acquisitions of companies or businesses. Any acquisition strategy is subject to inherent risk, including risks that we will not be able to identify potential partners, successfully negotiate economically beneficial terms, successfully integrate such business, retain its key employees and achieve the anticipated revenue, cost benefits or synergies. Additionally, we may issue additional shares in connection with any future acquisition which could dilute the holdings of our common stock.

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
     Payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. Healthcare providers may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) by requiring the use of the least expensive product available, or (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures.
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
     In the United States, Germany and the other countries in which we operate, third-party payors, primarily governmental payors, private payors and managed care companies, typically reimburse us for our medical products purchased or rented by patients. Changes in the coverage of, and reimbursement for, our products by these third-party payors could have a material adverse affect on our results of operations. For example, in the United States, Medicare and private payors frequently engage in efforts to contain costs, which may result in a reduction of coverage of, and reimbursement for, our products. We believe that physicians and physical therapists will be less likely to use, purchase or prescribe our products if their patients are unable to obtain sufficient reimbursement from third-party payors, which may adversely affect our sales and profitability. In addition, many other payors base their coverage and reimbursement policies on Medicare policies. As a result, third-party payors’ coverage of, and reimbursement for, our products could be negatively impacted by legislative, regulatory or other measures that reduce Medicare coverage and reimbursement generally.
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
     Prefabricated orthotic devices and certain durable medical equipment, including TENS devices, may be subject to a competitive bidding process established under the Medicare Modernization Act. Although neither proposed nor final regulations have been issued in connection with the competitive bidding process and requirements, it appears that under the competitive bidding process, which will be phased in beginning in 2007, Medicare will no longer reimburse certain products and services based on the current fee schedule amount but will instead provide reimbursement for these items and services based on payment amounts as determined under a competitive bidding process to be established for suppliers within designated geographic areas. Only those suppliers selected as a result of the competitive bidding process within each designated region will be eligible to have their products reimbursed through Medicare. The competitive bidding process may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services within a given geographic area. Also, Medicare reimbursement in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding. Any payment reductions or the inclusion of certain of our products for payment by Medicare as a result of the competitive bidding process, in addition to the other changes to Medicare reimbursement and standards contained in the Medicare Modernization Act, could have a material adverse effect on our results of operations. In addition, if we are not selected in a region in which we participate in the competitive bidding process, it could have a material adverse effect on our operations.
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
     In addition, in 2005, the Centers for Medicare and Medicaid Services, or CMS, the agency responsible for administering the Medicare program, published a final rule finalizing an interim final regulation implementing “inherent reasonableness” authority, which allows adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount according to CMS. These regulations provide that a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than 15% would be necessary to produce a realistic and equitable payment amount. The regulation remains in effect after the enactment of the Medicare Modernization Act, although the new legislation precludes the use of inherent reasonableness authority for payment amounts established under the competitive bidding process. Medicare and Medicaid accounted for approximately 4.5% of our net revenues in 2005, although other third-party payors may adopt similar guidelines. When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain of our products, which could have a material adverse effect on our results of operations. Similarly, reduction in payment or loss of coverage under Medicare could result in similar action by private payors and have a material adverse effect on our operations.
Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.
     The international scope of our operations may expose us to economic, regulatory and other risks in countries in which we operate. We generated approximately 22% and 16% of our revenue from sales outside the United States for the years ended December 31, 2005 and December 31, 2004, respectively. One component of our growth strategy following the Empi acquisition is to expand our combined international operations. Therefore, we anticipate that as a combined company the percentage of sales generated outside the United States will increase compared to the percentage of our foreign sales prior to the Empi acquisition. The nature of our international operations exposes us to the following risks:
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
     Similar to our domestic business, our success in international markets also depends upon the eligibility of our products for coverage and reimbursement through government-sponsored healthcare payment systems. Coverage and reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for government reimbursement. In addition, healthcare cost containment efforts similar to those undertaken in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent measures for coverage and in lower reimbursement. Any developments in our foreign markets that eliminate or reduce reimbursement rates for our products could have an adverse effect on our ability to sell our products or cause our customers to use less expensive products in these markets. Additionally, in Germany, our largest foreign market, new regulations generally require adult patients to pay a portion of each medical technical device prescribed. This may adversely affect our sales and profitability by making it more difficult for patients in Germany to pay for our products.
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
     We maintain product liability insurance with coverage that we believe to be adequate and are not currently aware of any product liability claims that could reasonably be expected to exceed our insurance coverage if we were found to be liable. Our insurance policy is provided on a claims made basis and is subject to annual renewal. We cannot assure you that any liability claims made against us will not exceed the coverage limit of such policy or that such insurance will continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risk that our insurers will exclude our coverage claim for any reason or that insurers may become insolvent. If we do not or cannot maintain sufficient liability insurance, our ability to market our products may be significantly impaired.
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
     The markets in which we sell our products are all highly competitive. In the orthopedic rehabilitation market, there are both large and small companies with which we compete. Our competitors in the physical therapy products market include several large, diversified companies with significant market share and numerous smaller niche companies. The market for our surgical implant products is dominated by a small number of very large companies. We may not be able to offer products similar to or more desirable than our competitors, or at a price comparable to that of our competitors. Many of our competitors have:
•	greater financial and other resources;

•	more widely accepted products;

•	a larger number of endorsements from healthcare professionals;

•	a larger product portfolio;

•	superior ability to maintain new product flow;

•	greater research and development and technical capabilities;

•	patent portfolios that may present an obstacle to our conduct of business;

•	stronger name recognition;

•	larger sales and distribution networks; and/or

•	international manufacturing facilities that enable them to avoid the transportation costs and foreign import duties associated with shipping our products manufactured in the United States to international customers.
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
We rely on our own direct distribution network for certain of our products, which may result in higher fixed costs and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.
     We rely on our own direct sales force to market and sell the orthopedic rehabilitative products which are intended for use in the home and in rehabilitation clinics. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products to ours, due to the costs that we will bear associated with employee benefits, training and managing sales personnel, which could put us at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a materially adverse effect on our profitability.
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
Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.
     Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:
•	demand for our products and our ability to meet the demand for our products;

•	increased competition;

•	the number, significance and timing of introduction of new products and enhancements by us or our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•	changes in pricing policies by us or our competitors;

•	changes in the treatment practices of our surgeon customers;

•	the loss of preferred provider status with managed care programs or buying groups;

•	impact of acquisitions;

•	impact of litigation, regulatory and other legal proceedings;

•	impact of new accounting regulations, standards or policies;

•	the timing of significant orders and shipments;

•	availability of raw materials;

•	recalls of our products;

•	work stoppages or strikes in the healthcare industry; and

•	general economic factors.
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
Our reported results may be adversely affected by increases in reserves for uncollectible accounts receivable, sales allowances, product returns, rental credits and inventory.
     We have a large balance of receivables and have established a reserve for the portion of such receivables that we estimate will not be collected. We may experience changes in our rates of collection of current accounts receivable or past-due receivables recorded for previous fiscal periods. Changes in our collection rates can result from a number of factors, including turnover in personnel, changes in the payment policies or practices of payors or changes in industry rates or pace of reimbursement. Historically, our reserve for uncollectible receivables has fluctuated and our reserve will continue to fluctuate in the future. Changes in rates of collection or fluctuations, even if they are small in absolute terms, could require us to increase our reserve for uncollectible receivables beyond its current level.
     Our net revenues and profitability are affected by changes in reserves to account for uncollectible accounts receivable, sales allowances, product returns and rental credits. The reserve for sales allowances account for sales of our products below the invoice price. Such sales generally result from agreements that we enter into with certain customers that permit them to pay us for our products in amounts that are below the invoice price of the product. We estimate the amount of the reduction based on historical experience and invoices generated in the period.
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
     The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. We maintain inventory reserves for such issues as slow moving or excess inventory, product obsolescence and declines in valuation. In each division we use a specific identification methodology. In addition, we review sales performance on at least a quarterly basis to determine the amounts that we should add to the existing reserves. We monitor reserves on a quarterly basis and make changes when necessary. To determine the adequacy of our reserves at each reporting period we analyze the following, among other factors: current inventory quantities on hand, product acceptance in the marketplace, customer demand, historical sales, forecasted sales, product obsolescence and technological innovations. If there is a material change due to these factors, the current level of the reserve for inventory may not be adequate and would result in our increasing the reserve level in the future.
     Any increase in our reserves for sales allowances, product returns, rental credits, uncollectible accounts receivable or inventory could adversely affect our reported financial results by reducing our net revenues and/or profitability for the reporting period.
The success of our surgical implant products depends on our relationships with leading surgeons who assist with the development and testing of our products.
     A key aspect of the development and sale of our surgical implant products is the use of designing and consulting arrangements with surgeons who are well recognized in the healthcare community. These surgeons assist in the development and clinical testing of new surgical implant products and they participate in symposia and seminars introducing new surgical implant products and with training of healthcare professionals in using our new products. We cannot assure you that we will be successful in maintaining or renewing our designing and consulting arrangements with our current surgeons or that we will be successful in developing arrangements with new surgeons. If we are not able to maintain these relationships or develop new relationships, our ability to develop and test new surgical implant products will be adversely affected which will have an adverse affect on our results of operations and financial condition.
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
     We are subject to ongoing medical device reporting regulations that require us to report to the FDA or governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing. In addition, in light of a material deficiency or design defect or defect in labeling, we may voluntarily elect to recall one of our products, as we have done in the past. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with all of our customers and with the healthcare professionals that use, prescribe and recommend our products. We cannot assure you that we will not have product recalls in the future or that such recalls would not have a material adverse effect on our business. In general, voluntary recalls do occur and most often are not significant in terms of time required to recall, human resource needs or customer dissatisfaction.
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
     In addition, we also rely on third parties to manufacture some of our products. Medireha, which is 50% owned by us, has been Empi’s single source supplier for all of its continuous passive motion devices. If we encounter a cessation, interruption or delay in the supply of the products purchased from Medireha, we may be unable to obtain such products through other sources, on acceptable terms, within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of passive motion devices to our customers and may cause our customers to cancel orders and adversely affect our reputation and our results of operations.
If a natural or man-made disaster strikes our manufacturing facilities, we may be unable to manufacture our products for a substantial amount of time, which could cause our sales to decline.
     We principally rely on manufacturing facilities in Clear Lake, South Dakota, for our electrotherapy and iontophoresis products; in Chattanooga, Tennessee, for our continuous passive motion products, various electrotherapy and patient care products and physical therapy and chiropractic treatment tables; in Umkirch, Germany, for continuous passive motion products and in Austin, Texas, for our surgical implant products. These facilities may be affected by natural or man-made disasters. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair or replace. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers. However, third-party manufacturers may not be available or they may be unable to produce our products on the schedule or to the specifications that we require. We currently carry insurance in the aggregate amount of $125 million to protect us against such disasters. However, such insurance may not be sufficient to cover all of our potential losses or may become unavailable on acceptable terms, if available at all.
Our business plan relies on certain assumptions concerning demographic and other trends that impact the market for our products, which, if incorrect, may adversely affect our expected results of operations.
     We believe that various demographics and industry specific trends will, in the future, help drive growth in the sale of our products. Our ability to achieve our business objectives is subject to a variety of factors, including the relative increase in the aging of the general population and the general increase in participation in exercise and sports and more active lifestyles. In addition, our business plan, and the growth of our electrotherapy products in particular, relies on an increasing clinical acceptance of electrotherapy as a non-invasive treatment regimen. We believe that these trends will increase the need for our orthopedic, physical therapy and surgical implant products. The projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize. However, these demographics and trends are beyond our control and if our assumptions regarding these factors prove to be incorrect, we may not successfully implement our strategy, which could adversely affect our business plan and results of operations. In addition, the perceived benefits of these trends may be offset by business or competitive factors or factors not currently foreseen, such as the introduction of new products by our competitors or the emergence of other countervailing trends.
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
     Many of our existing management personnel have been employed by us for five years or less, including Paul Chapman, our President and Chief Operating Officer, who joined us when we acquired Chattanooga in February 2002, William W. Burke, our Executive Vice President and Chief Financial Officer, who joined us in August 2004 and Scott Klosterman, our Executive Vice President, President-Orthopedic Rehabilitation Division who joined us in February 2002. These executives have substantial experience and expertise in our business. Our future success depends to a significant extent on the ability of our executive officers and other members of our management team to operate effectively, both individually and as a group. We cannot be certain that we will be able to allocate responsibilities efficiently or that the new members of our executive team will succeed in their roles.
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
     We have, in the past, protected ourself from the possible negative effects of exchange rate fluctuations as a result of Ormed’s U.S. dollar purchases by entering into hedging transactions on an ongoing basis. We expect to continue to enter into such hedging transactions and expect to obtain in the future one or more forms of currency protection in the form of forward exchange contracts, options or similar agreements. However, we cannot assure you that any hedging will adequately protect us from the adverse effects of changes in exchange rates or that counterparties under these agreements will honor their obligations thereunder.
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
     We use non-patented, proprietary know-how, trade secrets, processes and other proprietary information and employ various methods to protect this proprietary information, including confidentiality agreements and proprietary information agreements with vendors, employees, independent sales agents, distributors, consultants and others. In addition, we also hold U.S. and foreign patents relating to a number of our components and products and have patent applications pending with respect to other components and products. We also apply for additional patents in the ordinary course of our business, as we deem appropriate. However, these precautions offer only limited protection and our proprietary information may become known to, or be independently developed by, competitors, or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we cannot assure you that our existing or future patents, if any, will afford us adequate protection or any competitive advantage, that any future patent applications will result in issued patents or that our patents will not be circumvented, invalidated or declared unenforceable. We do not consider patent protection to be a significant competitive advantage in the marketplace for electrotherapy devices. However, patent protection may be of significance with various aspects of our orthotics technology.
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
     Litigation involving patents and other intellectual property rights is common in our industry and companies in this industry have used intellectual property litigation in an attempt to gain a competitive advantage. We currently are, and in the future we may become, a party to lawsuits involving patents or other intellectual property. Such litigation is costly and time consuming. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, require us to redesign our products, or prevent us from manufacturing, using or selling our products, any of which would have an adverse affect on our results of operations and financial condition. While in connection with some current patent infringement litigation we are involved with, we have indemnification rights against third parties, there can be no assurance that such parties will not contest their indemnification obligations or be unable to financially satisfy those obligations.
     We have and may in the future also bring actions against third parties for an infringement of our intellectual property rights. The defense and prosecution of intellectual property suits, proceedings before the U.S. Patent and Trademark Office, or the foreign equivalents thereto, and related legal and administrative proceedings are both costly and time consuming. In addition, protracted litigation to defend or prosecute our intellectual property rights could seriously detract from the time our management would otherwise devote to running our business. Intellectual property litigation relating to our products could cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.
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
     We have entered into written agreements for designing and consulting services with surgeons for surgical implant products, and we compensate them under our designing surgeon agreements for services in developing and marketing products sold by us. The form of compensation for such services has historically been a royalty on the sale of our surgical implant products. We have compensated our consulting surgeons who help us in our product development and clinical efforts with cash payments and, in certain cases, options to acquire stock. We believe that in each instance remuneration paid to surgeons represents fair market value for the services provided or is otherwise in compliance with applicable laws. We also utilize an independent sales force for our surgical implant products for which we provide compliance-related training. The sales force has generally been compensated on a commission basis, based on a percentage of revenues generated by products sold. In addition, our marketing and sales practices directed toward existing and potential referral sources have included the provision of goods, services and other remuneration that we believe is standard in the industry. Under applicable federal and state healthcare fraud and abuse, anti-kickback, false claims and self-referral laws, it could be determined that such remuneration and practices fall outside of permitted compensation arrangements, thereby subjecting us to possible civil and/or criminal sanctions (including the exclusion from the Medicare and Medicaid programs) which could have a material adverse effect on our surgical implant business and possibly on our other lines of business. While we maintain that we have a satisfactory compliance program, it may not be adequate in the prevention of violations or the detection thereof. The form and effectiveness of our compliance program may be taken into account by the government in assessing sanctions, if any, should it be determined that violations of laws have occurred.
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
     As part of our business operations, we submit claims on behalf of patients directly to and receive payments directly from the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including requirements for submitting reimbursement claims under appropriate codes, and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims, and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. As indicative of a provider of products, Empi historically has been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. We cannot assure you that such reviews and/or similar audits of our claims will not result in material delays in payment, as well as material recoupments or denials, which could reduce our net revenues and profitability nor in exclusion from participation in the Medicare or Medicaid programs or from participation on the provider panel or a private payer. Private payors may from time to time conduct similar reviews and audits. We have not been subject to any reviews or audits that have resulted in any material delays in payments or material reductions in our net revenues or profitability.
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
     Our stockholders may sell their common stock, and our employees, directors, officers, sales representatives and distributors may exercise their stock options in order to sell the common stock underlying their options in the market under one or more registration statements we have filed with the SEC. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales may occur could depress the market price of our common stock and impair our ability to raise additional capital through the sale of our equity securities. As of December 31, 2005, TC Group, LLC and MPI Holdings, LLC (collectively “TC Group”), which stockholders have no affiliation with any of our directors, beneficially owned approximately 12.3% of our outstanding shares of common stock, and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (collectively “Galen Partners”) beneficially owned approximately 19.4%. Two of our directors are affiliated with the Galen Partners.
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
     As of December 31, 2005, our significant stockholders, executive officers and directors, including stockholders with which directors are affiliated, specifically Galen Partners and TC Group beneficially owned approximately 31.7% of our outstanding shares of common stock. As a result, these individuals, together with Galen Partners and TC Group are able to substantially influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as acquisitions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company, could impede a merger, consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably and may negatively impact the market price of our common stock. The interests of our executive officers, directors and principal stockholders may differ from the interests of the other stockholders.
We do not expect to pay dividends for the foreseeable future.
     We are effectively prohibited from paying cash dividends on our common stock for the foreseeable future under the terms of our credit agreement and indenture. Moreover, we plan to retain all earnings for investment in our business and do not plan to pay cash dividends at any time in the foreseeable future.

Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     Our corporate headquarters are in Austin, Texas, along with the manufacturing facilities and operations for our Surgical Implant Division. The operations of our Orthopedic Rehabilitation Division are based in Chattanooga, Tennessee and St. Paul, Minnesota. Our Orthopedic Rehabilitation Division’s European headquarters is in Freiburg, Germany. We also operate additional manufacturing locations in Clear Lake, South Dakota and Umkirch, Germany and warehouse and distribution centers in Clear Lake, South Dakota, Chattanooga, Tennessee, Freiburg, Germany, and Herentals, Belgium.
     Additional information about our facilities is set forth in the following table.

		Owned/	Lease	Size in
Location	Use	Leased	Termination Date	Square Feet
Austin, Texas	Corporate Headquarters, Surgical Implant
	Division Operations and Manufacturing Facility, Warehouse, Research and Development	Leased	March 2012(1)	70,000
Chattanooga, Tennessee	Orthopedic Rehabilitation Division
	Operations, Manufacturing Facility, Research and Development	Owned	n/a	160,000
Chattanooga, Tennessee	Manufacturing Facility	Owned	n/a	60,000
Chattanooga, Tennessee	Distribution Center for RME Products	Leased	July 2008	50,000
Clear Lake, South Dakota	Manufacturing Facility	Owned	n/a	34,000
Clear Lake, South Dakota	Distribution Center	Owned	n/a	10,000
Clear Lake, South Dakota	Warehouse	Leased	March 2006	1,500
St. Paul, Minnesota	Orthopedic Rehabilitation Division
	Operations, Research and Development	Leased	October 2011(2)	93,666
Freiburg, Germany	European Headquarters, Warehouse and Distribution Facility, Research and Development	Leased	December 2014	39,547
Australia	Warehouse	Leased	July 2007(3)	1,700
Herentals, Belgium	Warehouse	Leased	December 2013(4)	25,800
Umkirch, Germany	Administrative Facility(5)	Leased	August 2007(6)	5,000
Umkirch, Germany	CPM Manufacturing Facility, Research
	and Development (5)	Leased	August 2009	6,500

(1)	Renewable, at our option, for two additional five-year terms.

(2)	Renewable, at our option, for one additional five-year term.

(3)	Renewable, at our option, for one additional three-year term.

(4)	Renewable, at our option, for one additional three-year term.

(5)	These facilities are leased by Medireha, which is 50% owned by us.

(6)	Renewable, at our option, for one additional seven-year term.
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
Item 4. Submission of Matters to a Vote of Security Holders
     On February 23, 2006, a special meeting of our stockholders was held to vote on three proposals. The first proposal was to approve the issuance of shares of our common stock in exchange for shares of common stock of Compex Technologies, Inc. pursuant to the Agreement and Plan of Merger, dated as of November 11, 2005. A total of 39,297,992 votes were cast for this proposal, 127,400 votes were cast against this proposal, and no votes were withheld. There were 129,782 abstentions and no broker non-votes with regard to this proposal. The second proposal was to amend the Company’s 1996 Incentive Stock Plan to increase the number of shares of common stock authorized for issuance under the plan by 5,000,000 shares. A total of 32,943,938 votes were cast for this proposal, 6,591,407 votes were cast against this proposal, there were 19,829 abstentions and no broker non-votes with regard to this proposal. The third proposal was to allow the board of directors or the chairman discretion to adjourn or postpone the special meeting if necessary for further solicitation of proxies if there were not sufficient votes at the originally scheduled time for the first two proposals. A total of 34,177,365 votes were cast for this proposal, 5,371,405 votes were cast against this proposal, there were 6,404 abstentions and no broker non-votes with regard to this proposal.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
     Shares of our common stock are traded on the Nasdaq National Market System under the symbol “ENMC”. The following tables set forth for the periods indicated the high and low sales prices of our common stock as reported on the Nasdaq National Market since January 1, 2004.

	High	Low
2005
First Quarter	$6.86	$4.49
Second Quarter	$5.98	$3.86
Third Quarter	$6.15	$4.46
Fourth Quarter	$5.56	$4.41

2004
First Quarter	$9.45	$7.37
Second Quarter	$8.79	$5.99
Third Quarter	$6.46	$3.80
Fourth Quarter	$7.18	$4.40
     As of March 1, 2006, there were approximately 129 stockholders of record of our common stock and approximately 10,000 beneficial owners of our common stock.
     Historically, we have not paid any dividends on our common stock, and we currently do not anticipate paying any dividends on the outstanding shares of our common stock in the near future. Further, our ability to pay a dividend on the outstanding shares of our common stock is limited by the terms of our Senior Credit Facility (see Note 7 to the consolidated financial statements). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6. Selected Financial Data
The following table sets forth selected financial data with respect to Encore Medical Corporation (“Encore”, the “Company”, “we”, or “us”) as of and for the periods indicated and has been derived from our audited historical consolidated financial statements. The selected financial data should be read in conjunction with the financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003	2002	2001
Statement of Operations Data:
Net sales	$293,726	$148,081	$93,029	$78,034	$33,732
Gross margin	178,946	82,139	48,766	40,648	21,814
Income (loss) from continuing operations	9,347	5,128	(1,769)	655	318 [1]
Net income (loss)	12,330	5,527	(2,517)	6	548
Beneficial conversion feature related to Series A Preferred Stock	—	—	—	—	(3,706)
Net income (loss) attributable to common stock	$12,330	$5,527	$(2,517)	$6	$(3,158)

Basic earnings (loss) per share	$0.24	$0.12	$(0.12)	$0.00	$(0.34)
Diluted earnings (loss) per share	$0.24	$0.12	$(0.12)	$0.00	$(0.34)

Weighted average number of common shares outstanding:
Basic	51,766	44,936	20,848	10,429	9,355
Diluted	52,393	46,281	20,848	26,477	9,355

Balance Sheet Data
Total assets	$552,037	$552,139	$136,380	$93,755	$51,662
Long-term debt, including current portion	315,081	315,553	6,471	36,821	10,344
Stockholders’ equity	167,107	160,317	113,109	41,029	32,177

1  This amount includes other charges of $917,000 related to compensation expense associated with our stock exchange program, which is comprised of $37,000 included in cost of goods sold; $186,000 included as research and development expense; and $694,000 included as selling, general and administrative expense.
The 2002 data includes $46.1 million in sales related to the Orthopedic Rehabilitation Division as a result of our acquisition of Chattanooga Group, Inc on February 8, 2002. The 2004 data includes $41.4 million in sales related to the Orthopedic Rehabilitation Division as a result of our acquisition of Empi on October 4, 2004. The 2005 data includes $5.3 million in sales related to the Surgical Implant Division as a result of our acquisition of OTI, on February 22, 2005. See Notes 12 and 13 of the consolidated financial statements for additional information related to these acquisitions.
The selected financial data does not include the results of our orthopedic soft goods (“OSG”) product lines as such is included in discontinued operations. See Note 17 of the consolidated financial statements for additional information related to this disposition.

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
     This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. We will discuss and provide our analysis of the following:
•	Overview of Business and 2005 Results

•	Key Industry Trends, Events and Uncertainties

•	Results of Operations

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Significant Demands

•	Liquidity and Capital Resources

•	Contractual Obligations, Commercial Commitments and Leases
     The following discussion should be read in conjunction with the consolidated financial statements and related notes to those financial statements as well as the other financial data included elsewhere in this Form 10-K.
Overview of Business and 2005 Results
     We are a diversified orthopedic device company that develops, manufactures and distributes a comprehensive range of high quality orthopedic devices including sports medicine equipment and products for orthopedic rehabilitation, pain management and physical therapy and surgical implants. Our products are used by orthopedic surgeons, physicians, therapists, athletic trainers, and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries, and a substantial amount of our non-invasive medical devices and related accessories are primarily used by patients for at-home physical therapy. We currently market and distribute our products through two operating divisions, as follows:
•	Orthopedic Rehabilitation Division. Our Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy, patient care and continuous passive motion devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; physical therapy traction and treatment tables, chiropractic treatment tables and orthotics devices used to treat joint and spine conditions.

•	Surgical Implant Division. Our Surgical Implant Division offers a comprehensive product offering comprised of reconstructive joint products and spinal implants.
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
     In recent years, our growth has been driven both by the introduction of products facilitated by our research and development efforts and selected acquisitions of businesses or products in the orthopedic industry. Our February 2005 acquisition of the assets of Osteoimplant Technology, Inc. (“OTI”) added the Advanced Spine spinal implant product line and several total knee and hip implant designs to our Surgical Implant Division’s existing product offerings. Our October 2004 acquisition of Empi, Inc. (“Empi”) added to the existing product lines offered by our Orthopedic Rehabilitation Division non-invasive medical devices and accessories that are primarily used by patients for at-home therapy. In addition since 2001, we have completed two other acquisitions which have enhanced our presence in the orthopedic market and expanded the product lines offered by our Orthopedic Rehabilitation Division to include electrotherapy, rehabilitation equipment and related products.
     The nature of our business requires significant investment in accounts receivable, inventory and new product development. We also are subject to significant debt service requirements. We have a diverse group of customers to whom we sell our products. In order to collect our revenues, we employ a variety of processes tailored to meet the needs of our customers. In addition, our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Many of our domestic customers require consignment product to be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. Finally, we have placed an emphasis on our research and development efforts for new products.
     On August 8, 2005, we completed the sale of our soft goods product line to dj Orthopedics, LLC (“dj”) for a cash payment of approximately $9.5 million. The sale to dj of our former soft goods product line in the third quarter of 2005 enabled us to use after-tax net proceeds to reduce our debt and provided expansion space for our growing Surgical Implant Division operations. In the years ending 2005, 2004 and 2003, we reported income (loss) from discontinued operations of approximately $538,000, $399,000 and ($748,000), respectively. In 2005, we reported a $2.4 million gain, or $0.05 per diluted share, from the divestiture of such operations. For accounting purposes, the operating results of the soft goods product line and the gain on asset sale associated with this transaction have been classified as discontinued operations in the consolidated statements of earnings for all historical periods presented in this report.
     In 2005, net sales increased 98.4% to $293.7 million compared to $148.1 for 2004. This improvement was driven by revenue growth in both our Orthopedic Rehabilitation Division, including revenues resulting from products we acquired in the Empi acquisition, which was completed in October 2004, and our Surgical Implant Division. Gross margin as a percentage of our net sales increased to 60.9% in 2005 from 55.5% in 2004. Gross margin in both of our divisions improved due to increasing sales of higher margin product lines and for our Orthopedic Rehabilitation Division from the impact of revenue from sales of Empi products, which are sold via a direct sales force at a higher margin than our other Orthopedic Rehabilitation Division product lines, which are sold through an extensive dealer network. Our operating income improved significantly to $43.7 million in 2005 compared to $14.6 million in 2004 primarily due to continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions. Finally, we achieved net income from continuing operations of $9.3 million, or $0.18 of diluted earnings per share, compared to net income from continuing operations of $5.1 million, or $0.11 of diluted earnings per share, in 2004.
Key Industry Trends, Events and Uncertainties
     The orthopedic industry has been experiencing a growth trend that we expect to continue over the short and long term. Two primary contributing factors to this trend are the aging population and technological innovation. The baby boomer generation continues to age and, as a result, the need for reconstructive implants, sports medicine, rehabilitation equipment and related products is growing. In addition, people are living longer and more active lives thereby increasing the frequency of injury. Furthermore, desire for medical treatment to cure injuries and reduce pain is reducing the age at which orthopedic products and services are required. Technological innovation is also fueling growth in this industry. Improvements are continually introduced to expand the life of implants and minimize the invasiveness of the surgery or therapy required.
Results of Operations
     The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	39.1	44.5	47.6

Gross margin	60.9	55.5	52.4
Operating expenses:
Selling, general and administrative	42.8	40.8	36.4
Research and development	3.2	4.9	5.3

Operating income	14.9	9.8	10.7
Other income (expense):
Interest income	0.1	0.3	0.2
Interest expense	(9.7)	(4.8)	(5.7)
Loss on early extinguishment of debt	—	—	(8.2)
Other income, net	—	0.4	0.6

Income (loss) from continuing operations before income taxes and minority interests	5.3	5.7	(2.4)
Provision (benefit) for income taxes	2.1	2.2	(0.5)
Minority interests	—	0.1	—

Income (loss) from continuing operations	3.2	3.4	(1.9)
Discontinued operations:
Gain on disposal of discontinued operations	0.8	—	—
Income (loss) from discontinued operations (net of income tax expense (benefit))	0.2	0.3	(0.8)

Net income (loss)	4.2%	3.7%	(2.7)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net Sales. Our net sales for the year ended December 31, 2005 were $293.7 million, representing an increase of 98.4% over sales of $148.1 million in 2004, driven by continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions. In addition, Orthopedic Rehabilitation Division revenue benefited from a full year of sales of products we acquired in the Empi acquisition, which was completed in October 2004.
     The following table sets forth the sales geographic mix for both of our divisions. The amounts shown for the Orthopedic Rehabilitation Division in 2004 include $41.4 million of sales of the products we acquired in the Empi acquisition.

	Domestic			International			Total
			%			%			%
(In thousands, except %)	2005	2004	Growth	2005	2004	Growth	2005	2004	Growth
Orthopedic Rehabilitation Division	$185,510	$86,471	115%	$53,751	$18,053	198%	$239,261	$104,524	129%
Surgical Implant Division	44,927	37,945	18%	9,538	5,612	70%	54,465	43,557	25%

Total	$230,437	$124,416	85%	$63,289	$23,665	167%	$293,726	$148,081	98%

     The Orthopedic Rehabilitation Division achieved sales of $239.3 million in 2005 compared to $104.5 million in 2004, representing a 129% increase over the prior year period. In addition to the impact of the Empi acquisition, which impacted both domestic and international sales, Orthopedic Rehabilitation Division sales benefited, on a comparative basis, from increased market penetration in both the domestic and international markets along with the introduction of new products.
     We continue to increase our market penetration in domestic surgical implant sales as we continue to build our United States sales force for reconstruction and spinal products. In the Surgical Implant Division, we had sales of $54.5 million for the year ended December 31, 2005 compared to $43.6 million in 2004, representing an increase of 25%. Domestic Surgical Implant Division sales for 2005 grew 18% to $44.9 million compared to $37.9 million in 2004 principally due to increased sales of its growing knee, hip and shoulder product lines, along with its spinal product line, which was strengthened by the February 2005 acquisition of Osteoimplant Technologies, Inc. International sales grew 70% in 2005 to $9.5 million due to increasing sales to Japan and other countries.
     Sales of new products, which have been on the market less than one year, accounted for $12.5 million in 2005, up significantly over 2004 new product sales of $4.0 million.
     Gross margin. Our gross margin as a percentage of net sales increased to 60.9% in 2005 from 55.5% in 2004. This increase was primarily due to improved gross margin in both of our divisions. Our Orthopedic Rehabilitation Division’s gross margin as a percentage of net sales increased to 56.9% in 2005 from 49.9% in 2004 due to increasing sales of our higher margin electrotherapy products and a full year of sales of products acquired in the Empi acquisition, which are sold through a direct sales force at a higher margin than other products in this division, which are sold on a wholesale basis through an extensive dealer network. The Surgical Implant Division’s gross margin as a percentage of net sales increased to 78.7% in 2005 from 68.8% in 2004 due principally to continued growth of our higher margin knee, hip and shoulder product sales and a lower comparative obsolescence reserve expense.
     Selling, General and Administrative. Our selling, general, and administrative expenses increased to $125.7 million in 2005 from $60.3 million in 2004. As a percentage of net sales, selling, general, and administrative expenses increased to 42.8% in 2005 from 40.8% in 2004. The majority of this increase is a result of additional selling, general and administrative expenses related to the acquisition of Empi and the addition of sales and marketing personnel to support our growing Surgical Implant Division business. We also incurred higher commission expenses resulting from increasing sales in both our Orthopedic Rehabilitation and Surgical Implant Divisions. Finally, amortization expense increased $3.4 million due primarily to the additional amortization related to the intangible assets acquired from Empi.
     Research and Development. Our research and development expenses increased 32% to $9.6 million in 2005 from $7.3 million in 2004 primarily due to the addition of regulatory personnel in both of our divisions in order to support our growing business. However, as a percentage of net sales, research and development expenses decreased to 3.2% in 2005 from 4.9% in 2004.
     Operating Income. Our operating income increased $29.1 million, or 200%, to $43.7 million in 2005 from $14.6 million in 2004. This increase is primarily due to sales and gross margin improvements in both our Orthopedic Rehabilitation

Division, which benefited on a comparative basis from the impact of the acquisition of Empi, and our Surgical Implant Division. Operating income as a percentage of sales increased to 14.9% in 2005 from 9.8% in 2004.
     Interest Expense. Our interest expense increased to $28.5 million in 2005 from $7.1 million in 2004. The primary reasons for the increase in interest expense are related to borrowings of $328.6 million we incurred to finance the Empi and OTI acquisitions, along with $2.2 million of amortization of deferred financing fees associated with the Empi acquisition.
     Discontinued Operations. During 2005, we recorded a gain on the disposal of discontinued operations of approximately $2.4 million. The gain represented $9.3 million of net proceeds from the soft goods asset sale offset by (i) $4.9 million book value of assets sold, (ii) $400,000 of liabilities incurred in connection with the sale and (iii) $1.6 million of income tax expense.
     Net Income. We achieved net income for 2005 of $12.3 million, or $0.24 of diluted earnings per share ($0.18 from continuing operations, $0.06 from discontinued operations), compared to net income of $5.5 million, or $0.12 of diluted earnings per share ($0.11 from continuing operations, $0.01 from discontinued operations), in 2004 based on the factors discussed above.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Net Sales. Our net sales for the year ended December 31, 2004 were $148.1 million, representing an increase of 59% over revenue of $93.0 million in 2003, driven by continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions. Revenue in 2004 included results from the Empi acquisition, which was completed on October 4, 2004.
     The following table sets forth the sales geographic mix for both of our divisions. The amounts shown for the Orthopedic Rehabilitation Division in 2004 include $41.4 million of sales of the products we acquired in the Empi acquisition for the three month period from the date of acquisition.

	Domestic			International			Total
			%			%			%
(In thousands, except %)	2004	2003	Growth	2004	2003	Growth	2004	2003	Growth
Orthopedic Rehabilitation Division	$86,471	$51,221	69%	$18,053	$6,311	186%	$104,524	$57,532	82%
Surgical Implant Division	37,945	29,754	28%	5,612	5,743	(2)%	43,557	35,497	23%

Total	$124,416	$80,975	54%	$23,665	$12,054	96%	$148,081	$93,029	59%

     Our Orthopedic Rehabilitation Division’s 2004 results include three months of operations from Empi, following our acquisition on October 4, 2004. The Orthopedic Rehabilitation Division had sales of $104.5 million in 2004 compared to $57.5 million in 2003, representing an 82% increase for the division. Comparable year over year sales, exclusive of the effect of the Empi acquisition, benefited from increased penetration in international markets, the introduction of new products and patient care product line sales initiatives. Specifically our VitalStim product line and our new electrotherapy products are making an impact on both domestic and international sales. The Orthopedic Rehabilitation Division’s international sales increased 186% for 2004 over 2003, primarily as a result of the Empi acquisition.
     We continue to increase our market penetration in domestic surgical implant sales as we continue to build our United States sales force for reconstruction and spinal products. In the Surgical Implant Division, we had sales of $43.6 million for the year ended December 31, 2004 compared to $35.5 million in 2003, an increase of 23%. Domestic Surgical Implant Division sales for 2004 grew 28% to $37.9 million compared to $29.8 million in 2003. Our Surgical Implant Division introduced to the market a new large-head, metal-on-metal hip system in the fourth quarter, of 2004, representing the fifth new product introduced by this division in 2004. We made a strategic decision to focus our Surgical Implant Division business on its growing knee, hip and shoulder product lines, along with its spinal product line, which was strengthened by the acquisition of OTI in February 2005. International sales of $5.6 million in 2004 were comparable to the prior year’s $5.7 million in sales.
     Sales of new products, which have been on the market less than one year, accounted for $4.0 million. This compares to new product sales of $1.6 million in 2003.
     Gross margin. Our overall gross margin as a percentage of net sales increased three percentage points to 55.5% in 2004 from 52.4% in 2003. This increase was primarily attributable to the improved gross margin in the Orthopedic Rehabilitation Division, which was primarily attributable to Empi product sales that, on average, carry a higher gross margin as a percentage of net sales, than the other products in this division; and continued growth in our higher margin electrotherapy and dysphagia product lines. The Surgical Implant Division’s gross margin as a percentage of net sales decreased to 68.8% in 2004 from 70.0% in 2003 due largely to approximately $1.7 million of expenses in the fourth quarter of 2004, which were primarily related to the write off of our trauma product line inventory. This was based on our strategic decision to focus our Surgical Implant Division business on our growing knee, hip and shoulder product lines, along with our spinal product line. In addition, both divisions continued their efforts to increase the sales mix in favor of higher margin products, increase the volume of sales and reduce manufacturing costs.
     Selling, General and Administrative. Our selling, general, and administrative expenses increased to $60.3 million in 2004 from $33.9 million in 2003. As a percentage of net sales, selling, general, and administrative expenses increased to 40.8% in 2004 from 36.4% in 2003. Higher commissions and royalties associated with increased sales from both of our divisions and the addition of Empi selling, general and administrative expenses comprise the majority of this increase. We also incurred greater expenses for VitalStim marketing efforts and for corporate governance and compliance initiatives resulting from the Sarbanes-Oxley Act of 2002. In addition, we incurred approximately $1.1 million of additional expenses recognized in the third quarter of 2004, which included (1) $380,000 associated with the termination of our proposed acquisition of BioHorizons Implant Systems, Inc. (“BioHorizons”) and (2) $750,000 of past royalty and litigation settlement expenses relating to intellectual property used in a portion of our hip implant product line. Finally, amortization expense increased $732,000 due primarily to the additional amortization related to the intangible assets acquired from Empi.
     Research and Development. Our research and development expenses increased 48% to $7.3 million for the year ended December 31, 2004 from $4.9 million for the year ended December 31, 2003. Although there was an increase in the total dollars spent for research and development activities, which was largely due to the acquisition of Empi, as a percentage of net sales, research and development costs are approximately 5% for both the years ended December 31, 2004 and December 31, 2003. Empi had historically spent fewer dollars on research and development activities than we have. As a result, the inclusion of Empi’s results in the fourth quarter of 2004 has offset our increased expenditures in 2004 to develop new product designs and improve quality systems in our Surgical Implant Division. We expect to expand our new product design initiatives related to our new products acquired in the Empi acquisition as we move forward.
     Operating Income. Our operating income increased $4.6 million, or 46%, to $14.6 million in 2004 from $9.9 million in 2003. This increase is primarily due to continued growth in both our Orthopedic Rehabilitation Division, which also benefited from the impact of the acquisition of Empi, and Surgical Implant Division. Additionally, there was an increase in sales of our ongoing product lines and an improvement in both gross and operating margin percentages.
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
     Discontinued Operations. Our income (loss) from discontinued operations for the years ended December 31, 2004 and 2003 was approximately $399,000 and ($748,000), respectively.
     Net Income. We achieved net income for the year of $5.5 million compared to net loss of $2.5 million in 2003. The prior year result includes a charge of $7.7 million relating to our early extinguishment of debt in August 2003.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to revenue recognition, goodwill and intangible assets, deferred taxes, and inventory. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material impact to our financial statements.
Revenue Recognition
     We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) delivery has occurred and (4) collectibility is reasonably assured.
     We sell our Orthopedic Rehabilitation Division products through a variety of distribution channels. We sell our clinical rehabilitation products to dealers. We record sales at the time the product is shipped to the dealer. Dealers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products and have no price protection. For our home therapy products, we recognize wholesale revenue when we ship our products to our wholesale customers. We recognize home therapy retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient’s insurance has been verified. We recognize revenue for product shipped directly to the patient at the time of shipment. For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.
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
     Our reserves for sales allowances account for sales of our products below the invoice price. These sales generally result from agreements that we enter into with certain customers that permit them to pay us for our products in amounts that are below the invoice price of the product. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We provide for these reserves by reducing our gross revenue.
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
     Our reserve for rental credit recognizes a timing difference between billing of a purchase and processing of a rental credit associated with some of our rehabilitation devices. Many insurance providers require patients to rent our rehabilitation devices for a period of one to three months prior to purchase. If the patient has a long-term need for the device, these insurance companies may authorize purchase of the device after such time period. When the device is purchased, most providers require that rental payments previously made on the device be credited toward the purchase price. These credits are processed at the time the payment is received for the purchase of the device, which creates a time lag between billing of the purchase and processing of the rental credit. Our rental credit reserve accounts for unprocessed rental credits based on the number of devices converted to purchase. The reserve is calculated by first assessing the number of our products being rented during the relevant period and our historical conversion rate of rentals to sales, and then reducing our revenue by the applicable amount. We provide for these reserves by reducing our gross revenue. The cost to refurbish rented products is expensed as incurred as part of cost of sales.
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
Goodwill and Intangible Assets
     We must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination or asset acquisition, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to valuations of intangible assets acquired in connection with a business combination or asset acquisition, we use external third party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life, or the recoverability of the remaining balances of our goodwill and other intangible assets. If such events or circumstances were to indicate that the carrying amount of those assets would not be recoverable, we would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. In the fourth quarter, we perform an annual test of our goodwill and intangible assets for potential impairment. The process of evaluating the potential impairment is subjective and requires us to exercise judgment in making assumptions related to future cash flows and discount rates. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, we would recognize an impairment loss.

     Any impairment of an intangible asset or goodwill would require a reduction in the value of the asset on our consolidated balance sheet and a charge to operating income on our consolidated statement of operations. The nature of the charge to operating income would be determined based upon the nature of the intangible asset or goodwill requiring the adjustment.
     At December 31, 2005, we have goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, net
Orthopedic Rehabilitation Division	$280,473	$78,818
Surgical Implant Division	9,782	3,560

Total	$290,255	$82,378

Deferred Tax Asset Valuation Allowance
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax bases of assets, liabilities and net operating loss carryforwards. We establish valuation allowances when the recovery of a deferred tax asset is not likely based on historical income, projected future income, the expected timing of the reversals of temporary differences and the implementation of tax-planning strategies.
Our gross deferred tax asset balance is approximately $12.3 million at December 31, 2005 and primarily relates to receivable and inventory reserves, and accrued compensation. As of December 31, 2005, we have recorded a valuation allowance of $856,000 due to uncertainties related to our ability to realize certain foreign net operating loss carryforwards acquired in connection with the Empi acquisition.
Inventory Reserves
     The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record inventory at the lower of cost or market, with cost based upon average actual cost. We maintain inventory reserves for such issues as slow moving or excess inventory, product obsolescence and declines in value. In each division we use a specific identification methodology, adjustments to which can occur whenever there is a change in strategy. In addition, we review sales performance on at least a quarterly basis to determine the amounts that we should add to the existing reserve. To determine the adequacy of our reserves at each reporting date we analyze the following, among other factors:
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
     Our Orthopedic Rehabilitation Division consigns a portion of its inventory to clinics and other healthcare provider locations to allow its products to be immediately dispensed to patients. Our Surgical Implant Division products are sold in the United States at the time the product is used in a surgical procedure. As such, this division also consigns product at many locations throughout the country. This requires a large amount of inventory to be on hand for the products we sell on consignment. It also increases the sensitivity of these products to obsolescence reserve estimates. Because this inventory is not in our possession, we also reserve for these products based on the results of periodic inventory counts and historical trends.
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
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) amends SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense is to be charged during the vesting period. Pro forma disclosure will no longer be an alternative. On April 14, 2005, the SEC delayed the effective date for SFAS No. 123(R) to the first fiscal year beginning after June 15, 2005. Therefore, this Statement will become effective for us in the first quarter of 2006. We currently estimate the impact of the adoption of SFAS No. 123(R) on our financial position and results of operations will range from approximately $3.5 million to $4.0 million in 2006.
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
Significant Demands
Accounts Receivable
     We have a substantial ongoing investment in accounts receivable. This investment has increased in recent years as we have continued to grow our revenue base and diversify our product offerings through both acquisitions and commercialization of new products that we have developed. In particular, in October 2004, the Empi acquisition added approximately $35 million to our receivables, consisting primarily of third-party reimbursement receivables. We now collect from hospitals, clinics, medical equipment distributors, public and private insurance companies and patients. As a result, our organization commits significant resources to the information technology and human resource infrastructure required to properly collect amounts due from this wide variety of payors.
Inventory
     The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. Our Orthopedic Rehabilitation Division maintains inventory consignment for its at-home therapy products. Our Surgical Implant Division also maintains sufficient quantities and a complete array of sizes of our products in consigned locations throughout the country for surgeries to be performed on a daily and timely basis. In addition, all of our divisions must have sufficient quantities on hand to supply their dealers and distributors with product within a reasonable timeframe based on market needs.
Debt Service
     We will require a significant amount of cash to service our indebtedness. At December 31, 2005 we have $315.1 million of long-term debt. Approximately $164 million of our debt bears interest at 9.75% and requires semi-annual interest payments of approximately $8 million each April 1 and October 1. Principal is due in full in October 2012. Another $150 million of our debt requires quarterly principal payments of (a) $1.8 million each of the next eight quarters beginning March 2006 (b) $3.6 million each of the following eight quarters, and (c) $23.2 million each of the last four quarters with the last payment due October 2010. This debt agreement bears interest at a variable rate that is tied to the London Interbank Offered Rate (LIBOR) and is payable on a varying basis ranging from one to six months. We may seek to use available borrowing capacity under our revolver to finance all or a portion of future acquisitions of businesses or product lines, which would increase our future debt service requirements (see “Recent Developments”).
Research and Development
     Our industry is characterized by continual technological improvement. Our customers demand innovation for a variety of reasons including increased range of motion, faster recovery periods, ease of use and longer product life span among other things. In response to this demand, we have continued to invest in research and development efforts to benefit both of our divisions. Our product enhancements and new product development processes typically require FDA and international regulatory agency approval. As such, we must invest significant time and resources in order to meet our customers’ expectations. We committed 3.2% of net sales during 2005, 4.9% during 2004 and 5.3% during 2003 to our research and development efforts and we expect to maintain or increase this level of commitment as we continue to grow.

Liquidity and Capital Resources
     During the twelve months ended December 31, 2005, our operating activities provided $19.6 million of cash as compared to $294,000 provided for the twelve months ended December 31, 2004, resulting in a net increase of $19.3 million. This increase in operating cash flow results primarily from improved net income, adjusted for non-cash items. The remaining increase in 2005 operating cash flow results from offsetting sources and uses of cash by our operating assets and liabilities. Net income, adjusted for non-cash items, provided $35.7 million in operating cash flow during 2005, an increase of $16.5 million from $19.2 million in operating cash flow provided in 2004.
     Investing activities used $20.4 million of cash for the twelve months ended December 31, 2005 compared to $288.3 million of cash for the twelve months ended December 31, 2004. The additional $267.9 million of cash used by 2004 investing activities was primarily due to our October 2004 purchase of Empi which utilized $316.8 million of cash. In addition, in 2004 cash flow from investing activities benefited from approximately $35 million of investment maturities.
     Financing activities used $1.2 million of cash in 2005 compared to 2004 when financing activities provided cash of $297.4 million. Proceeds from the issuance of our long-term debt were $14.7 million in 2005, which primarily represents borrowings under our revolving credit facility to fund the OTI acquisition. In 2004, proceeds from issuance of our long-term debt were $313.9 million due to the issuance of debt to finance our Empi acquisition. Payments on long-term obligations used $15.6 million of cash in 2005 compared to $6.1 million in 2004 because of the additional debt to finance our Empi acquisition. Our payments of debt during 2005 included a $7.1 million reduction of principal using the net cash proceeds from the sale to dj Orthopedics, LLC (“dj”) of assets which formerly constituted our soft goods product line.
     Since our inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. We believe there is sufficient liquidity to fund current operations and contingencies. On October 4, 2004, we entered into a new senior credit facility with a syndicate of banks, financial institutions and other institutional lenders led by Bank of America, N.A., that provides for aggregate borrowings of up to $180 million, comprised of a five-year $30 million revolving credit facility, and a six-year $150 million term loan facility (the “Credit Facility”). Proceeds from the term loan facility were used to finance the cash portion of our purchase of Empi. In February 2005, we borrowed $14.7 million from our existing line of credit to finance the purchase of OTI. The remaining $15.3 million revolving credit facility is available as of December 31, 2005 to be used by us for general corporate purposes, subject to certain limitations. We executed various security documents, and we pledged to the lenders all of our domestic assets and 66% of the equity holdings of our foreign subsidiaries to secure the financing under the Credit Facility. The interest rate under the Credit Facility is dependent upon, among other things, our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. Based on that ratio as of December 31, 2005, our interest rate is 7.22% and is equal to Bank of America’s base rate plus 0.5%, or the London Interbank Offered Rate (LIBOR) plus 3.00%. See recent developments for additional discussion regarding our revolving credit facility.
     Our term loan facility is payable in quarterly installments of principal of (a) $1.8 million, for each of the next eight quarterly periods beginning March 2006, (b) $3.6 million, for each of the following eight quarterly periods, and (c) $23.2 million, for each of the last four quarterly periods, with the last payment due in October 2010.
     Additionally, on October 4, 2004, we sold to investors $165 million in aggregate principal amount of 9 3/4% senior subordinated notes due 2012 (the “notes”) at a purchase price of 99.314% of the principal amount of the notes. Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semi-annually on April 1 and October 1, beginning on April 1, 2005. The lenders’ rights under the notes are junior and subordinate to the rights of the various lenders and the security interests created by the security documents executed pursuant to the Credit Facility. We owed $164 million in principal amount of the notes on December 31, 2005.
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

     We continue to expand our business through selected acquisitions of businesses or products in the orthopedic industry. We have completed five acquisitions since 2000 that have allowed us to extend our business in the orthopedic market to include rehabilitation equipment and to expand our surgical implant product offerings. We have a history of raising capital through a combination of debt and equity offerings to finance these acquisitions. As additional financing needs arise, we will consider sources of financing to include a combination of debt or equity. We may issue debt or equity in anticipation of future financing needs, to position our capital structure towards a certain debt-to-equity range or to replace existing borrowing agreements.
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
Contractual Obligations, Commercial Commitments, and Leases
     The following table summarizes our contractual obligations associated with our long-term debt, lease obligations and purchase obligations for periods after December 31, 2005 (in thousands):

	Payment due by period
	Total	<1 year	1–3 years	3-5 years	>5 years
Long-term debt obligations	$314,712	$7,144	$21,870	$121,706	$163,992
Capital lease obligations	369	143	132	94	—
Operating lease obligations	13,277	2,261	4,428	3,818	2,770
Purchase obligations	24,849	22,313	2,536	—	—

Total	$353,207	$31,861	$28,966	$125,618	$166,762

     As of December 31, 2005, we had entered into purchase commitments for inventory, capital acquisitions and other services totaling approximately $24.8 million in the ordinary course of business. The purchase obligations shown above include approximately $2.8 million committed to a manufacturer in Taiwan to build PC boards for our existing and new electrotherapy lines for our Orthopedic Rehabilitation Division. In addition, we are obligated to purchase $5.1 million in 2006 from Medireha, which is 50% owned by us, under a distribution agreement granting us exclusive rights to the distribution of products that Medireha manufactures through June 30, 2007, the expiration date of our agreement.
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
     On October 4, 2004, we paid Galen Advisors LLC, an affiliate of the Galen Entities, $1 million as a consulting fee in connection with our acquisition of Empi. This payment resulted from a consulting agreement with Galen Advisors LLC, which we entered into in November 2003. Under the terms of this agreement, Galen Advisors LLC assisted us in identifying, negotiating and consummating strategic acquisitions. We agreed to pay a fee of $1 million for these services immediately following the closing, if any, of one or more merger or acquisition transactions with a purchase price equal to or in excess of $25 million in the aggregate. This consulting agreement terminated upon the payment of this fee. The fee was recorded as a component of the Empi acquisition costs.
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
Recent Developments
     On February 24, 2006 we completed our acquisition of Compex Technologies, Inc. (Compex). We believe this acquisition creates a stronger company competing in the electrical stimulation business giving Encore and Compex the ability to leverage their existing product lines, intellectual property, research and development, engineering, sales and marketing, and patient billing operations.
     In exchange for all of the outstanding common stock of Compex, we paid consideration of approximately eighteen million shares of our common stock valued at approximately $90.0 million, based upon the average closing price of Encore’s common stock on the Nasdaq National Market for the period from two days before to two days after the announcement of the Compex acquisition. In addition we issued options to purchase approximately 2.3 million shares of Encore common stock in exchange for all of the outstanding options to purchase common stock of Compex.
     In connection with the transaction, we also incurred approximately $15.3 million in debt, which was primarily used to repay bank debt owed by Compex. In order to finance this repayment of Compex debt, we increased our revolving line of credit from $30 million to $50 million.
     The acquisition of Compex will be accounted for as a purchase, with the results of Compex operations included in the Company’s results of operations from the date of acquisition. Under the purchase method of accounting, the total estimated purchase price will be allocated to the acquired tangible and identifiable intangible assets and the assumed liabilities of Compex based upon their estimated fair values as of the date of the completion of the acquisition. Please see our Registration Statement on Form S-4 filed on December 20, 2005, as amended on January 19, 2006, and our related filing of the final joint proxy statement/prospectus pursuant to Rule 424(b)(3) for additional information regarding this acquisition.
     On February 23, 2006, our stockholders approved an amendment to our 1996 Incentive Stock Plan increasing the number of shares of common stock authorized for issuance under the plan from 4,500,000 to 9,500,000.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. Our primary exposure is to changing interest rates. We are exposed to interest rate risk in connection with our Credit Facility, which bears interest at floating rates based on the London Interbank Offering Rate (LIBOR) or the prime rate plus an applicable borrowing margin. Our outstanding balance under this agreement was $150 million as of December 31, 2005.
     We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. Our $180 million credit facility is based on variable interest rates. As of December 31, 2005, utilizing a hedging strategy, we have swapped variable rates for fixed rates on $50 million of the borrowing under the Credit Facility thereby locking in a fixed rate on this portion of the principal. A hypothetical 1% increase in variable interest rates for the Credit Facility would have impacted our earnings and cash flow, for the year ended December 31, 2005, by approximately $1.1 million. All of our other debt is fixed rate debt. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.
     In recent years, in particular with the Empi acquisition, we have begun to directly distribute our Orthopedic Rehabilitation Division products in selected foreign markets, and some of the sales of our products in European markets are denominated in euros, which would cause currency fluctuations to more directly impact our operating results. Results from our euro-based operations accounted for approximately 14% of our consolidated net sales, 21% of our consolidated net income and 44% of our cash flow from operations during 2005. A hypothetical 10% rise in the U.S. dollar against the euro would decrease consolidated revenues, net income and cash from operations by 1.4%, 2.2% and 4.3%, respectively. A weakening of the U.S. dollar by 10% would result in increases to consolidated revenue, net income and cash from operations by similar percentages. During 2005, our average monthly euro sales approximated $3.6 million.
     Our German subsidiary, whose functional currency is euros, is billed for certain inventory in U.S. dollars. Our U.S. operations are subject to risk associated with international currency exchange rates on purchases of inventory from a small number of suppliers. Our German subsidiary periodically utilizes international currency derivatives to limit its risk to currency fluctuations. These derivatives are in the form of forward currency contracts used to manage currency fluctuation on purchases of inventory that are denominated in U.S. dollars. We did not have any foreign currency derivatives outstanding as of December 31, 2005.
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
We have audited the accompanying balance sheets of Encore Medical Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Medical Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Encore Medical Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Austin, Texas
March 13, 2006

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$17,200	$19,889
Accounts receivable, net	53,809	56,852
Inventories, net	58,163	45,621
Deferred tax assets	9,538	8,464
Prepaid expenses and other current assets	4,613	2,589
Assets of discontinued operations	14	7,367

Total current assets	143,337	140,782
Property and equipment, net	25,012	26,440
Goodwill	290,255	286,231
Intangible assets, net	82,378	86,489
Other assets	11,055	12,197

Total assets	$552,037	$552,139

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$7,287	$8,346
Accounts payable	11,820	10,278
Accrued expenses	26,941	28,729
Liabilities of discontinued operations	295	563

Total current liabilities	46,343	47,916
Long-term debt, net of current portion	307,794	307,207
Deferred tax liabilities	29,663	35,011
Other non-current liabilities	460	867

Total liabilities	384,260	391,001
Minority interests	670	821
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,365,000 and 52,204,000 shares issued, respectively	52	52
Additional paid-in capital	155,399	154,894
Notes received for sale of common stock	(846)	(948)
Retained earnings	15,906	3,576
Accumulated other comprehensive (loss) income	(1,757)	4,390
Less cost of repurchased stock (512,000 shares)	(1,647)	(1,647)

Total stockholders’ equity	167,107	160,317

Total liabilities, minority interests and stockholders’ equity	$552,037	$552,139

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net sales	$293,726	$148,081	$93,029
Cost of sales	114,780	65,942	44,263

Gross margin	178,946	82,139	48,766

Operating expenses:
Selling, general and administrative	125,682	60,296	33,902
Research and development	9,577	7,276	4,920

Operating income	43,687	14,567	9,944

Other income (expense):
Interest income	393	429	142
Interest expense	(28,509)	(7,068)	(5,287)
Loss on early extinguishment of debt	—	—	(7,674)
Other income (expense), net	(23)	574	598

Income (loss) from continuing operations before income taxes and minority interests	15,548	8,502	(2,277)

Provision (benefit) for income taxes	6,061	3,279	(508)

Minority interests	140	95	—

Income (loss) from continuing operations	9,347	5,128	(1,769)

Discontinued operations:
Gain on disposal of discontinued operations (net of income tax expense of $1,563)	2,445	—	—
Income (loss) from discontinued operations (net of income tax expense (benefit) of $341, $250 and $(458), respectively)	538	399	(748)

Net income (loss)	$12,330	$5,527	$(2,517)

Earnings (loss) per share — basic:
Income (loss) from continuing operations	$0.18	$0.11	$(0.08)
Income (loss) from discontinued operations	0.06	0.01	(0.04)

Net income (loss)	$0.24	$0.12	$(0.12)

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$0.18	$0.11	$(0.08)
Income (loss) from discontinued operations	0.06	0.01	(0.04)

Net income (loss)	$0.24	$0.12	$(0.12)

Weighted average number of common shares outstanding:
Basic	51,766	44,936	20,848
Diluted	52,393	46,281	20,848
     See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(in thousands)

									Accum.
						Notes			Other
						Received		Retained	Comprehen	Cost of		Total
					Additional	for Sale of		Earnings	-sive	Repurchased		Stock-
	Preferred Stock		Common Stock		Paid-In	Common	Deferred	(Accum.	(Loss)	Stock		holders’
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit)	Income	Shares	Amount	Equity
Balances at December 31, 2002	132	$12,840	11,609	$12	$30,420	$(1,164)	$(14)	$566	—	(509)	$(1,631)	$41,029
Net loss	—	—	—	—	—	—	—	(2,517)	—	—	—	(2,517)
Issuance of common stock, net of offering costs of $6.6 million, and exercise of options	—	—	16,778	17	74,205	—	—	—	—	—	—	74,222
Equity awards	—	—	—	—	141	—	—	—	—	—	—	141
Amortization of deferred compensation	—	—	—	—	—	—	14	—	—	—	—	14
Conversion of preferred stock to common stock	(132)	(12,840)	13,235	13	12,827	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	1,649	1	15	—	—	—	—	(3)	(16)	—
Tax benefit associated with stock options	—	—	—	—	156	—	—	—	—	—	—	156
Note payments	—	—	—	—	—	64	—	—	—	—	—	64

Balances at December 31, 2003	—	—	43,271	43	117,764	(1,100)	—	(1,951)	—	(512)	(1,647)	113,109
Net income	—	—	—	—	—	—	—	5,527	—	—	—	5,527
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4,560	—	—	4,560
Change in hedging gains and losses, net of tax	—	—	—	—	—	—	—	—	(170)	—	—	(170)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	9,917
Issuance of common stock in connection with the Empi acquisition	—	—	8,000	8	35,080	—	—	—	—	—	—	35,088
Equity awards	—	—	—	—	378	—	—	—	—	—	—	378
Exercise of common stock warrants	—	—	550	1	5	—	—	—	—	—	—	6
Refund of short swing profits	—	—	—	—	288	—	—	—	—	—	—	288
Exercise of common stock options	—	—	383	—	1,002	—	—	—	—	—	—	1,002
Tax benefit associated with stock options	—	—	—	—	377	—	—	—	—	—	—	377
Note payments	—	—	—	—	—	152	—	—	—	—	—	152

Balances at December 31, 2004	—	—	52,204	52	154,894	(948)	—	3,576	4,390	(512)	(1,647)	160,317
Net income	—	—	—	—	—	—	—	12,330	—	—	—	12,330
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(6,781)	—	—	(6,781)
Change in hedging gains and losses, net of tax	—	—	—	—	—	—	—	—	634	—	—	634

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	6,183
Equity awards	—	—	—	—	105	—	—	—	—	—	—	105
Exercise of common stock options	—	—	161	—	355	—	—	—	—	—	—	355
Tax benefit associated with stock options	—	—	—	—	45	—	—	—	—	—	—	45
Note payments	—	—	—	—	—	102	—	—	—	—	—	102

Balances at December 31, 2005	—	$—	52,365	$52	$155,399	$(846)	$—	$15,906	$(1,757)	(512)	$(1,647)	$167,107

See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flow
(in thousands)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$12,330	$5,527	$(2,517)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,696	4,404	2,656
Amortization of intangibles	5,053	1,623	812
Amortization of debt issuance costs and loss on early extinguishment of debt	2,177	708	7,547
Non-cash interest expense	100	24	474
Stock-based compensation	160	135	155
Loss on disposal of assets	1,375	368	10
Gain on disposal of discontinued operations	(4,008)	—	—
Deferred income taxes	(2,930)	(1,568)	242
Provision for bad debt expense and sales returns	6,108	2,401	228
Inventory reserves	4,810	4,591	2,374
Minority interests	140	95	—
Tax benefit associated with stock options	45	377	156
Net effect of discontinued operations	1,626	538	1,793
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(4,123)	(8,984)	178
Inventories	(12,570)	(9,306)	(4,636)
Prepaid expenses, other assets and liabilities	(1,803)	105	(92)
Accounts payable and accrued expenses	2,374	(744)	1,549

Net cash provided by operating activities	19,560	294	10,929
INVESTING ACTIVITIES:
Acquisition of businesses	(21,648)	(316,837)	—
Acquisition of intangibles	—	(826)	—
Proceeds from sale of discontinued operations	9,291	—	—
Purchases of property and equipment	(8,010)	(5,752)	(2,827)
Proceeds from sale of assets	8	177	17
Purchase of held-to-maturity investments	—	—	(35,013)
Maturity of held-to-maturity investments	—	35,013	—
Net effect of discontinued operations	(5)	(66)	—

Net cash used in investing activities	(20,364)	(288,291)	(37,823)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	355	1,008	74,222
Proceeds from notes received for sale of common stock	102	152	64
Proceeds from short-swing profit	—	288	—
Proceeds from long-term obligations	14,700	313,892	5,000
Payments on long-term obligations	(15,555)	(6,109)	(41,657)
Payment of debt issuance costs	(642)	(11,783)	—
Dividend paid to minority interests	(198)	—	—
Net effect of discontinued operations	—	—	(914)

Net cash (used in) provided by financing activities	(1,238)	297,448	36,715
Effect of exchange rate on cash and cash equivalents	(647)	364	—

Net increase (decrease) in cash and cash equivalents	(2,689)	9,815	9,821
Cash and cash equivalents at beginning of year	19,889	10,074	253

Cash and cash equivalents at end of year	$17,200	$19,889	$10,074

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,476	$1,849	$3,907
Cash paid for income taxes	12,377	3,871	31

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of businesses	$—	$35,088	$—
Purchase of technology through the issuance of notes payable	—	250	—
Capital lease obligations related to equipment leases	255	—	270
     See accompanying notes to consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation and Description of Business
The accompanying consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries and those entities in which we hold a controlling interest (individually and collectively referred to as “us,” “we,” “our company” or “Encore”). We are a diversified orthopedic device company that develops, manufactures and distributes a comprehensive range of high quality orthopedic devices, including sports medicine equipment and products for orthopedic rehabilitation, pain management and physical therapy, and surgical implants. Our products are used by orthopedic surgeons, physicians, therapists, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries, and a substantial amount of our non-invasive medical devices and related accessories are primarily used by patients for at-home physical therapy.
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
Principles of Consolidation
The consolidated financial statements include our accounts, those of our wholly owned subsidiaries, and those subsidiaries in which we own a controlling interest. Minority interests reflect the 50% separate ownership of Medireha, which we have consolidated due to our controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Sales Returns and Allowances
We must make estimates of the amount of sales returns and allowances that will eventually be granted. In doing so, management analyzes sales programs that are in effect, contractual arrangements, market acceptance and historical trends when evaluating the adequacy of sales returns and allowances accounts.
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

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets that range from three to twenty-five years. Leasehold improvements and assets subject to capital leases are amortized using the straight-line method over the terms of the leases or lives of the assets, if shorter. We capitalize surgical implant instruments that we provide to surgeons, free of charge, for use while implanting our products and the related depreciation expense is recorded as a component of selling, general and administrative expense. Maintenance and repairs are expensed as incurred.
Capitalized Software
Software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to five years. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training and data conversion costs are expensed in the period in which they are incurred.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. Intangible assets consist of agency rights, transferable licenses, distribution networks, intellectual property, non-compete agreements and customer lists and are carried at cost less accumulated amortization. Amortization of intangibles is computed using the straight-line method over periods ranging from one to twenty years. On an annual basis, and between annual tests in certain circumstances, we review our goodwill and intangible assets to determine if there has been any change in the useful lives of goodwill or intangible assets, or whether there has been impairment of these assets.
Shipping and Handling Costs
The portion of shipping and handling costs, which are not reimbursed by customers, is included in selling, general and administrative expense by our Orthopedic Rehabilitation Division. All shipping and handling costs in the Surgical Implant Division are included in selling, general and administrative expense. For the years ended December 31, 2005, 2004 and 2003, $613,000, $500,000 and $450,000 of shipping and handling costs were included in selling, general and administrative expenses. All remaining shipping and handling expenses are included as part of net sales and cost of sales.
Revenue Recognition
We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) delivery has occurred and (4) collectibility is reasonably assured.
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

We must make estimates of potential future product returns and other allowances related to current period product revenue. To do so, our management analyzes historical returns, current economic trends, and changes in customer demand and contractual terms when evaluating the adequacy of the sales returns and other allowances. Significant management judgment must be used and estimates must be made in connection with establishing the sales returns and other allowances in any accounting period. Provisions for product returns and other allowances are recorded as a reduction to revenue.
Warranty Costs
We provide expressed warranties on certain products, principally within our Orthopedic Rehabilitation Division. The warranty periods typically range from one to three years, and provide for customer return rights relative to defective product. At each reporting period, we estimate our warranty obligations based upon historical experience and known product issues, if any.
Activity in the warranty reserve during the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Beginning balance	$370	$419	$402
Amount charged to expense	1,079	501	697
Deductions	(806)	(550)	(680)

Ending balance	$643	$370	$419

Advertising Costs
We expense the majority of advertising costs as they are incurred. During 2005, 2004 and 2003, such costs approximated $3.1 million, $2.0 million and $1.3 million, respectively.
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
Earnings (Loss) Per Share
Basic earnings (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of options, warrants or the conversion of the Series A Preferred Stock. Diluted earnings (loss) per share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. The number of common share equivalents outstanding is computed using the treasury stock method.
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
Derivatives and Hedging Activities
We use derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates and interest rates. We evaluate the amount at risk, risk tolerance, cost of the derivative, and our targeted mix of fixed and floating rates before entering into hedging activities. On occasion we use forward contracts to hedge foreign currency cash flows and interest rate swaps to hedge interest expense. Derivatives are recorded on the balance sheet and measured at fair value. Gains and losses on cash flow hedges that qualify for hedge accounting treatment are reported in accumulated other comprehensive income and are only reported in current income when rate fluctuations of the hedged items are reported. Any ineffective portion of the derivative’s change in fair value is directly recognized in current income. We do not enter into derivative instruments for speculative or trading purposes.
Reclassifications
The consolidated financial statements and accompanying footnotes reflect certain reclassifications, including discontinued operations as described in Note 18. These reclassifications have no effect on previously reported net income (loss).

Fair Value of Financial Instruments
The carrying amounts of our short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair values due to their short-term nature. The fair values of our senior credit facility, notes payable and bank loan approximate their carrying values, due to the variable interest rate features on these instruments. We estimate the fair value of our long-term fixed rate notes based on market quotes for notes outstanding. At December 31, 2005, the fair value of our notes was approximately $160.9 million.
Stock-based Compensation Plans
We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS 148 and SFAS 123, we continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for our plans. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for under the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus 96-18.
Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share information):

		Year Ended December 31,
		2005	2004	2003
Net income (loss)	As reported	$12,330	$5,527	$(2,517)

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(1,291)	(4,231)	(420)

Net income (loss)	Pro forma	$11,039	$1,296	$(2,937)

Earnings (loss) per share:
Basic:	As reported	$0.24	$0.12	$(0.12)
	Pro forma	$0.21	$0.03	$(0.14)

Diluted:	As reported	$0.24	$0.12	$(0.12)
	Pro forma	$0.21	$0.03	$(0.14)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	77.2%	90.4%	86.4%
Risk-free interest rate	4.1%	3.4%	2.7%
Expected life	4 years	4 years	4 years
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and other comprehensive income. Other comprehensive income (loss) refers to unrealized gains and losses that are excluded from current earnings and are recorded directly as an adjustment to stockholders’ equity. These gains and losses often fluctuate before being realized, and are often long-term in nature. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized interest rate hedge gains and losses, net of tax.
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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) amends SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense is to be charged during the vesting period. Pro forma disclosure will no longer be an alternative. On April 14, 2005, the SEC delayed the effective date for SFAS No. 123(R) to the first fiscal year beginning after June 15, 2005. Therefore, this Statement will become effective for us in the first quarter of 2006. We currently estimate the impact of the adoption of SFAS No. 123(R) on our financial position and results of operations will range from approximately $3.5 million to $4.0 million in 2006.
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
2. ACCOUNTS RECEIVABLE
A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Year Ended December 31,
	2005	2004	2003
Balance, beginning of year	$2,735	$440	$213
Provision	6,108	2,401	228
Write-off charges and recoveries	(4,827)	(106)	(1)

Balance, end of year	$4,016	$2,735	$440

Included in the December 31, 2005 and 2004 accounts receivable balance are $929,000 and $5,171,000 of U.S. income tax receivables, respectively.
3. INVENTORIES
Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Components and raw materials	$13,697	$12,126
Work in process	5,516	3,087
Finished goods	32,044	22,676
Inventory held on consignment	14,303	12,725

	65,560	50,614
Less — inventory reserves	(7,397)	(4,993)

	$58,163	$45,621

A summary of the activity in our inventory reserve for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

	Year Ended December 31,
	2005	2004	2003
Balance, beginning of year	$4,993	$1,887	$2,649
Provision charged to cost of sales	4,810	4,591	2,374
Write-offs charged to reserve	(2,406)	(1,485)	(3,136)

Balance, end of year	$7,397	$4,993	$1,887

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

4. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2005	2004
Land	$1,164	$1,164
Buildings and improvements	6,687	6,363
Equipment	16,218	14,625
Software	8,369	7,519
Furniture and fixtures	4,388	3,774
Surgical implant instrumentation	13,581	11,191

	50,407	44,636
Less — accumulated depreciation and amortization	(25,395)	(18,196)

	$25,012	$26,440

Property and equipment are being depreciated, using the straight-line method, over their estimated economic life, as follows (in years):

Buildings and improvements	5 to 25
Equipment	3 to 8
Software	3 to 5
Furniture and fixtures	3 to 8
Surgical implant instrumentation	3 to 5
Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2005, 2004 and 2003 was approximately $8,696,000, $4,404,000 and $2,656,000, respectively. Depreciation expense above includes amounts associated with surgical implant instruments that we provide to surgeons, free of charge, for use while implanting our products, and is reported as a selling, general and administrative expense and amounted to $1,676,000, $1,187,000 and $1,289,000 in 2005, 2004 and 2003, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
A summary of the activity in goodwill is presented below (in thousands):

	Year Ended December 31,
	2005	2004
Balance, beginning of year	$286,231	$18,146
Adjustment related to resolution of contingencies	5,958	(275)
Goodwill associated with the acquisition of Empi, Inc. (“Empi”)	—	262,820
Goodwill associated with the acquisition of Osteoimplant Technology, Inc. (“OTI”)	6,360	—
Foreign currency translation	(8,294)	5,540

Balance, end of year	$290,255	$286,231

At December 31, 2005, we have goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, net
Orthopedic Rehabilitation Division	$280,473	$78,818
Surgical Implant Division	9,782	3,560

Total	$290,255	$82,378

During the fourth quarters of 2005, 2004 and 2003, we have reviewed our goodwill and have determined that there has been no impairment of these assets.

Intangibles consisted of the following as of December 31, 2005 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$10,552	$(2,281)	$8,271
Customer-based	48,011	(4,956)	43,055

	$58,563	$(7,237)	51,326

Unamortizable intangible assets:
Trademarks			31,768

Foreign currency translation			(716)

Total intangible assets			$82,378

Intangibles consisted of the following as of December 31, 2004 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$10,398	$(1,380)	$9,018
Customer-based	46,613	(2,736)	43,877

	$57,011	$(4,116)	52,895

Unamortizable intangible assets:
Trademarks			31,768

Foreign currency translation			1,826

Total intangible assets			$86,489

During 2005, we acquired $4,094,000 of intangible assets and disposed of intangible assets with a net book value of $645,000 associated with the termination of an exclusive license arrangement.
Our amortizable assets will continue to be amortized over their useful lives ranging from 2 to 20 years.
Aggregate amortization expense for the years ended December 31, 2005, 2004 and 2003, was $5.1 million, $1.6 million, and $812,000, respectively.
Our estimated amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,
2006	$4,833
2007	4,509
2008	4,218
2009	3,980
2010	3,308
6. ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accrued wages and related expenses	$8,913	$7,949
Accrued commissions	3,595	2,794
Accrued royalties	762	515
Accrued warranties	643	370
Accrued taxes	1,602	6,673
Accrued professional fees	1,786	3,456
Accrued interest	5,346	4,567
Accrued sales programs	—	400
Deferred revenue	540	617
Other accrued liabilities	3,754	1,388

	$26,941	$28,729

7. LONG-TERM DEBT AND LEASES
Long-term debt (including capital lease obligations) consists of the following (in thousands):

	December 31,
	2005	2004
$180 million senior credit facility to a syndicate of financial institutions; composed of a $150 million six-year term loan and a five-year $30 million revolving credit facility; collateralized by all domestic assets of Encore and pledge of 66% of the stock of foreign subsidiaries of Encore; interest rate at Bank of America’s base rate or the London Interbank Offered Rate (LIBOR), plus an applicable margin determined by, among other things, the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA); $15.3 million available under the revolving credit facility as of December 31, 2005; term loan subject to quarterly principal installments of (a) $1.8 million each of the next 8 quarters, (b) $3.6 million each of the following 8 quarters, and (c) $23.2 million each of the last 4 quarters with the last payment due October 2010; interest rate of 7.22% and 5.35% at December 31, 2005 and 2004, respectively.
	$150,241	$150,000
$165 million senior subordinated notes payable to institutional investors issued at 99.314% of principal amount; less unamortized discount of $1,008 and $1,108 at December 31, 2005 and 2004, respectively; interest at 9.75%; interest payable semi-annually on April 1 and October 1 of each year through October 1, 2012; junior and subordinate to senior credit facility; prepayable at a premium commencing October 1, 2008.	163,992	163,892
4% note payable to a corporation in connection with the acquisition of a technology license in 2004, payable in varying quarterly installments through March 2009.	—	250
Note payable to a corporation, which is principally owned by an employee of the Company, in connection with the acquisition of Rehab Med+Equip by Empi in 2002; 50% payable in each of July 2005 and July 2008; interest at higher of 5% or prime on the first business day of each calendar quarter; interest rate of 6.75% and 5.00% at December 31, 2005 and 2004, respectively.	469	938
European bank loans to finance European working capital; monthly payments through March 2006, variable interest at 5.25% at December 31, 2005 and 2004.	10	93
8.9% unsecured note payable to individuals in connection with the acquisition of Biodynamic Technologies, Inc. in 1999, payable in varying quarterly installments through March 2005.	—	208
Capital lease obligations, collateralized by related equipment.	369	172

	315,081	315,553
Less — current portion	(7,287)	(8,346)

	$307,794	$307,207

The market value of our debt is approximately $312.0 million as of December 31, 2005. This was determined using factors that included recent trade prices on fixed rate notes, prevailing interest rates and the variable rate feature of the senior credit facility.
The debt agreements related to the $180 million senior credit facility and the $165 million senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under both of the applicable agreements. As of December 31, 2005, we are in compliance with all debt covenants and warranties. In addition, these debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations.
In September 2003, we repaid in full all principal amounts then outstanding under our $25 million credit facility and our $24 million senior subordinated notes payable in conjunction with the public offering we completed on August 11, 2003. See Note 9 for additional detail regarding this offering. In connection with the repayment, we recorded a charge due to the early repayment of our outstanding debt, totaling $7.7 million. All but approximately $650,000 of this amount represented a non-cash expense for unamortized warrant and debt issue costs.

On October 4, 2004, all amounts outstanding under our $25 million credit facility (which was $0) and our $24 million senior subordinated notes payable (which was $5 million) were paid in full and those debt agreements were terminated.
On March 1, 2004, we acquired an exclusive license to manufacture and sell products incorporating a patented implant design and mechanism for a total purchase price of $709,000. In connection with this acquisition, we issued a $250,000 note to the holders of the patents. Payments under this note were due in quarterly installments equal to 6% of our net sales of products utilizing this technology. As of December 31, 2005, the note was paid in full and the agreement terminated.
In connection with our Empi acquisition, we assumed a note payable by Empi which Empi issued in connection with its acquisition of Rehab Med+Equip in 2002. The note bears interest of the greater of 5% or the prime rate per annum, payable monthly. As of December 31, 2005, the interest rate on the note was 6.75%.
At December 31, 2005, the aggregate amounts of annual principal maturities of long-term debt and capital leases for the next five years are as follows (in thousands):

Year Ending December 31,
2006	$7,287
2007	7,199
2008	14,803
2009	14,323
2010	107,477
Thereafter	163,992
Leases
We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates. At December 31, 2005, future minimum lease payments are as follows (in thousands):

Operating
Year Ending December 31,	Leases
2006	$2,261
2007	2,286
2008	2,142
2009	1,950
2010	1,868
Thereafter	2,770

$13,277

Rental expense under operating leases totaled approximately $2,250,000, $1,219,000 and $876,000, for the years ended December 31, 2005, 2004 and 2003, respectively. Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.
Leased equipment under capital leases, included in property and equipment in the accompanying consolidated financial statements, are as follows (in thousands):

	December 31,
	2005	2004
Equipment	$647	$292
Less — accumulated amortization	(285)	(117)

	$362	$175

8. CAPITAL STOCK
Preferred Stock
Preferred stock may be issued from time to time at the discretion of our Board of Directors (the “Board”) with such designation, rights and preferences as the Board may determine. The preferred stock may have dividend, liquidation, conversion, voting or other rights that may be more expansive than the rights of the holders of the common stock. As of December 31, 2005 and 2004, we have 1,000,000 shares of authorized preferred stock, of which 255,000 shares have been designated Series A Preferred Stock. There are no shares of preferred stock issued or outstanding.
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
Stock Option Plans
We have a number of stock option plans. All options granted under the plans are exercisable for common stock in Encore as described below. Non-employee stock compensation expense was approximately $160,000, $135,000 and $155,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
The 1996 Incentive Stock Plan provides for the grant of a variety of equity related awards, including, but not limited to, incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, to key employees of Encore and its subsidiaries. The 1997 Distributor Advisory Panel Stock Option Plan provides for the grant of stock options to those persons or entities that are our sales representatives and distributors of our products. The 1997 Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those surgeons who are serving as members of our surgeon advisory panel. The 2000 Non-Employee Director Stock Option Plan provides for the grant of options to non-employee directors of Encore. The Empi individual option agreement plan includes incentive stock options and non-qualified stock options available for grant to employees of Empi, who joined our company as a result of the acquisition of Empi.
The stock options granted under all of these plans are generally granted at fair value on the date of grant, vest ratably over a predefined period and expire no more than ten years from the date of grant. At December 31, 2005, we had 1,612,893 shares available for grant and reserved a total of 5,631,198 shares of common stock for the plans.
During 2004, we accelerated the vesting of certain Company stock options granted to employees under the 1996 Incentive Stock Plan that had a per share option exercise price equal to or greater than $7.28. The minimum $7.28 per share exercise price was greater than the closing price of the Company’s shares on the Nasdaq Stock Market on the effective date of the acceleration. As a result, options to purchase approximately 773,500 shares of the Company’s common stock with varying remaining vesting schedules of between four months and thirty-two months, became immediately exercisable. This acceleration was made considering long-term incentive compensation arrangements. Because the exercise price was above the market price, no expense was recorded at the modification date.
A summary of the activity in our stock option plans is presented below:

	Year Ended December 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Employee Options
Outstanding, beginning of year	3,444,335	$4.97	1,170,691	$2.88	1,077,942	$2.45
Granted at market	900,500	5.32	2,461,000	5.79	280,000	3.13
Exercised	(71,645)	3.16	(114,155)	2.04	(123,261)	2.49
Canceled	(458,885)	5.28	(73,201)	5.08	(63,990)	3.08

Outstanding, end of year	3,814,305	5.05	3,444,335	5.39	1,170,691	2.88

	Year Ended December 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options exercisable at year end	2,177,327	5.17	1,590,342	5.39	646,429	2.74
Weighted-average fair value of options granted during the year		$5.32		$5.77		$2.68

Other Than Employee Options
Outstanding, beginning of year	503,930	$3.91	728,212	$3.58	863,485	$3.75
Granted at market	50,000	6.45	79,000	6.97	20,000	3.00
Exercised	(89,441)	1.47	(268,637)	3.45	(16,436)	3.37
Canceled	(260,489)	4.75	(34,645)	4.55	(138,837)	3.15

Outstanding, end of year	204,000	4.53	503,930	3.89	728,212	3.58

Options exercisable at year end	154,000	3.86	503,930	3.89	703,212	3.67
Weighted-average fair value of options granted during the year		$6.08		$7.13		$2.56
The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise Prices	Number	Life	Price	Number	Price
		(Years)
$1.40 to $2.96	575,450	5.06	$2.44	542,117	$2.42
$3.00 to $3.90	897,355	7.32	$3.63	589,023	$3.57
$4.37 to $4.93	499,000	8.90	$4.68	131,001	$4.50
$5.01 to $5.88	1,083,000	9.23	$5.36	149,686	$5.19
$6.48 to $8.66	963,500	8.01	$7.65	919,500	$7.70

	4,018,305			2,331,327

Warrants
On February 8, 2002, in connection with the financing for the acquisition of Chattanooga, we issued a warrant to CapitalSource Holdings LLC, giving it the right to acquire for a period of five years up to 2,198,614 shares of our common stock. On August 14, 2003, we exercised our right to prepay $6 million of the principal amount of senior subordinated notes. Because we exercised this right, CapitalSource conveyed to Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P., who collectively own approximately 19% of our outstanding stock (the “Galen Entities”), warrants to purchase 549,653 shares of our common stock. On October 20, 2003, CapitalSource exercised all of its remaining warrants for 1,648,961 shares of common stock. On October 2, 2004, the Galen Entities exercised all of its warrants for 549,653 shares of common stock. No warrants were outstanding at December 31, 2005 or December 31, 2004.
Issuance of Common Stock for Recourse Notes Payable
In June 2001, the Company sold approximately 1.2 million shares of common stock at $1.02 per share to certain executives of the Company. In exchange for the common stock, the Company accepted promissory notes from the employees totaling $1,187,000, which bear interest at 8% per annum. The promissory notes were initially collateralized by the 1.2 million shares of common stock and are full recourse to the assets of the executives. The notes have been recorded as a component of stockholders’ equity in the consolidated balance sheet. In 2005, 2004 and 2003, we received $102,000, $152,000 and $64,000, respectively, in note payments.
9. SEGMENT AND GEOGRAPHIC INFORMATION
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
Information regarding business segments is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net sales:
Surgical Implant Division	$54,465	$43,557	$35,497
Orthopedic Rehabilitation Division	239,261	104,524	57,532

Consolidated net sales	$293,726	$148,081	$93,029

Gross margin:
Surgical Implant Division	$42,889	$29,988	$24,848
Orthopedic Rehabilitation Division	136,057	52,151	23,918

Consolidated gross margin	$178,946	$82,139	$48,766

We allocate resources and evaluate the performance of our segments based on gross margin and therefore have not disclosed certain other items, such as depreciation, operating income, interest and income taxes as permitted by SFAS 131. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements.
Geographic Area
We added a European-based operation in 2004 through the acquisition of Empi on October 4, 2004. Prior to 2004, our international sales were primarily to a few foreign distributors, of which no one distributor accounted for at least 10% of our total net sales during such periods.
Following are our net sales by geographic area (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net sales:
United States	$230,437	$124,416	$80,975
Germany	41,161	10,324	665
Other Europe, Middle East, & Africa	8,675	5,297	3,340
Asia Pacific	10,338	4,873	5,477
Other	3,115	3,171	2,572

	$293,726	$148,081	$93,029

Following are our long-lived assets by geographic area (in thousands):

	December 31,
	2005	2004
United States	$336,323	$322,949
Europe	72,377	88,408

	$408,700	$411,357

10. INCOME TAXES
The components of income (loss) from continuing operations before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
U.S. operations	$10,788	$7,173	$(2,277)
Foreign operations	4,760	1,329	—

	$15,548	$8,502	$(2,277)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current income taxes:
U.S. Federal and State	$6,816	$4,318	$664
Foreign	2,175	529	—
Deferred income taxes:
U.S. Federal and State	(2,724)	(1,518)	(1,172)
Foreign	(206)	(50)	—

	$6,061	$3,279	$(508)

The difference between the tax expense (benefit) derived by applying the Federal statutory income tax rate of 35% in 2005, 35% in 2004 and 34% in 2003, to net income (loss) and the expense (benefit) recognized in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Expense (benefit) derived by applying the Federal statutory income tax rate to income (loss) before income taxes	$5,442	$2,976	$(774)
Add (deduct) the effect of:
State tax provision (benefit), net	453	253	(68)
State tax rate increase	—	—	212
Permanent differences and other, net	166	50	122

	$6,061	$3,279	$(508)

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Current deferred tax assets (liabilities):
Contribution carryforward	$—	$251
Inventory	3,002	2,485
Receivables	5,214	4,778
Accrued compensation	650	670
Other	672	280

Gross current deferred tax assets	9,538	8,464
Non-current deferred tax assets (liabilities):
Property and equipment	(1,267)	(1,793)
Intangible assets	(29,996)	(31,607)
Net operating loss carryforwards	882	880
Foreign currency translation	1,422	(2,761)
Other	152	270
Valuation allowance	(856)	—

Gross non-current deferred tax liabilities	(29,663)	(35,011)

Net deferred tax liabilities	$(20,125)	$(26,547)

At December 31, 2005 we maintain approximately $626,000 in state net operating loss carryforwards, which expire over a period of 5 to 20 years. Our European net operating loss carryforwards of approximately $4.3 million generally are not subject to expiration dates, unless the Company triggers certain events.
At December 31, 2005 and 2004, we recorded gross deferred tax assets of $12.3 million and $10.4 million and valuation allowances of $856,000 and $0, respectively. We have recorded a valuation allowance against European net operating loss carryforwards due to uncertainties regarding our ability to realize these deferred tax assets. This valuation allowance was recorded as an adjustment to goodwill as these loss carryforwards were acquired in connection with the Empi acquisition (see Note 12).

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. Among other items, the Act creates a temporary incentive to repatriate foreign earnings at a reduced rate. This incentive is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. On December 27, 2005, we repatriated $4.5 million in foreign earnings under this provision. Accordingly, we recognized a charge of $271,000, which was recorded as income tax expense and increased our effective tax rate by 1.7%.
11. EARNINGS PER SHARE
Following is a reconciliation of the basic and diluted per share computations (in thousands except per share data):

	Year Ended December 31,
	2005	2004	2003
Income (loss) from continuing operations	$9,347	$5,128	$(1,769)
Income (loss) from discontinued operations	2,983	399	(748)

Net income (loss)	$12,330	$5,527	$(2,517)

Shares used in computing basic earnings per share	51,766	44,936	20,848
Incremental shares from assumed conversions	627	1,345	—

Shares used in computing diluted earnings per share	52,393	46,281	20,848

Earnings per share — basic:
Income (loss) from continuing operations	$0.18	$0.11	$(0.08)
Income (loss) from discontinued operations	0.06	0.01	(0.04)

Net income (loss)	$0.24	$0.12	$(0.12)

Earnings per share — diluted:
Income (loss) from continuing operations	$0.18	$0.11	$(0.08)
Income (loss) from discontinued operations	0.06	0.01	(0.04)

Net income (loss)	$0.24	$0.12	$(0.12)

Because we incurred a net loss for the year ended December 31, 2003, 11,586,456 incremental shares from assumed conversions were not included in the computation of diluted earnings per share because the inclusion of such would be anti-dilutive. For the years ended December 31, 2005 and 2004 the effect of 1,473,700 and 911,700 incremental shares from assumed conversions, respectively, were excluded as anti-dilutive.
12. ACQUISITION OF EMPI
On October 4, 2004, we acquired Empi, a privately held Minnesota corporation. The total purchase price of approximately $369.8 million was comprised of approximately $172.8 million payable to the Empi common stockholders and option holders in cash, along with eight million shares of our common stock, plus the repayment of approximately $154.9 million of outstanding Empi debt and $7.0 million in purchase costs. We funded the merger, which we refer to as the Empi acquisition, with proceeds from the offering of $165 million of senior subordinated notes, from borrowings under a new $180 million senior credit facility (see Note 7) and from available cash. These proceeds and borrowings were also used to repay substantially all of Encore’s and Empi’s existing debt and to pay all the related fees and expenses of the Empi acquisition.
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

Current assets	$78,786
Tangible and other non-current assets	14,367
Liabilities assumed	(58,632)
Identifiable intangible assets	72,421
Goodwill	268,778

$375,720

The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable, using the straight-line method:

Asset Class	Fair Value	Wtd. Avg. Useful Life
Technology-based	$6,979	9 years
Marketing-based	4,345	5 years
Customer-based	35,749	20 years
Trademarks	25,348	Indefinite
Goodwill	268,778

	$341,199

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, and is not tax deductible.
The results of Empi have been included within the consolidated statement of operations since the date of acquisition, October 4, 2004.
13. ACQUISITION OF OTI
On February 22, 2005, we acquired substantially all of the assets of OTI, which included a line of spinal implant products and several total knee and hip implant designs. The total purchase price for the OTI assets of approximately $15.7 million was comprised of approximately $14.5 million payable in cash to OTI and $1.2 million in purchase costs. We borrowed $14.7 million from our existing line of credit to finance the OTI asset acquisition. The acquisition consideration is subject to adjustment based upon the final balance sheet as of the closing date, which remains the subject of a dispute between the former OTI shareholders and us. We do not anticipate the resolution of the dispute will have a material impact on our financial position or results of operations.
Under the purchase method of accounting, the total purchase price for the OTI assets was allocated to the acquired tangible and identifiable intangible assets and the assumed liabilities of OTI based upon their estimated fair values as of the closing date. The following represents our allocation of the aggregate purchase price for the OTI assets. We determined the fair value for certain of the OTI assets we acquired based upon independent third party appraisals (inventory, fixed assets, intangible assets). For the remaining OTI assets and liabilities, book value was deemed to approximate fair value due to the nature of the assets and liabilities. The following valuations were determined (in thousands):

Current assets	$4,101
Tangible and other noncurrent assets	1,297
Liabilities assumed	(163)
Intangible assets	4,094
Goodwill	6,360

$15,689

The tangible assets we acquired from OTI are being depreciated over their useful lives of two to five years and the acquired intangible assets consist of the following, and are being amortized over their estimated useful life, where applicable, using the straight-line method:

Asset class	Fair value	Wtd. Avg. Useful life
	(in thousands)
Technology-based	$1,263	6 years
Customer-based	2,831	7 years
Goodwill	6,360

	$10,454

We have included the results of OTI in our consolidated statement of operations since the date of acquisition, February 22, 2005.
14. DERIVATIVE INSTRUMENTS
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
Our $180 million credit facility is subject to a floating interest rate. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance. Interest rate swap agreements were entered into in which we pay fixed rate interest on a predetermined amount and receive floating rate interest in return. This reduces the effect of rising interest rates, thereby making interest expense more predictable. As of December 31, 2005, we had two agreements in place, each for a notional amount of $25 million, expiring in 2006 and 2007, respectively. Under these agreements we pay a fixed rate of 3.64% and receive a variable rate equal to the current one month eurodollar rate.
The fair value of our interest rate swap agreements recorded on the balance sheet as of December 31, 2005 was $761,000 and is recorded in other current and non-current assets. The fair value of our swap agreements is recorded in other non-current liabilities at December 31, 2004 at $269,000. We believe our interest rate swaps are highly effective. Derivative net losses on our interest rate swap agreements of $181,000 and $71,000, on a pre-tax basis, were included in interest expense in fiscal year 2005 and 2004 respectively. If short-term interest rates were to remain at the December 31, 2005 levels, we estimate that $535,000 of pre-tax derivative gains deferred in accumulated other comprehensive income will be reclassified into earnings within the next fiscal year ending December 31, 2006. Derivative gains and losses on cash flow hedges that qualify as accounting hedges are reported as accumulated other comprehensive income net of tax, until such time as they are reported along with the hedged item.
By the nature of our international operations, we are exposed to fluctuation in foreign currency rates. Our U.S. operations are subject to risk associated with international currency exchange rates on purchases of inventory from a small number of suppliers. Our German subsidiary, whose functional currency is the euro, is billed for certain inventory in U.S. dollars. We manage potential negative effects of exchange rate fluctuations by occasionally entering into hedging transactions in the form of forward exchange contracts, options or similar agreements. These transactions historically have not qualified as accounting hedges, and accordingly, the gains and losses from these derivatives are recorded in results of operations as they occur. At December 31, 2005, we did not have any outstanding currency derivatives. At December 31, 2004, we recorded $59,000 of accumulated losses in other current liabilities related to our outstanding currency derivatives.

15. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Three Months Ended
	Apr 2,	Jul 2,	Oct 1,	Dec 31,
	2005	2005	2005	2005
	(in thousands, except per share data)
Net sales	$71,559	$74,429	$72,726	$75,012
Gross margin	42,528	45,211	44,917	46,290
Operating income	9,070	10,600	11,570	12,447
Net income	1,593	2,440	5,106	3,191

Earnings per share — basic	$0.03	$0.05	$0.10	$0.06
Earnings per share — diluted	$0.03	$0.05	$0.10	$0.06

Weighted average number of common shares outstanding:
Basic	51,700	51,744	51,791	51,837
Diluted	52,432	52,289	52,491	52,405

	Three Months Ended
	Apr 3,	Jul 3,	Oct 2,	Dec 31,
	2004	2004	2004	2004
	(in thousands, except per share data)
Net sales	$27,103	$25,773	$26,801	$68,404
Gross margin	14,557	13,773	14,492	39,317
Operating income	2,443	2,610	1,710	7,804
Net income	1,553	1,658	1,282	1,034

Earnings per share — basic	$0.04	$0.04	$0.03	$0.02
Earnings per share — diluted	$0.04	$0.04	$0.03	$0.02

Weighted average number of common shares outstanding:
Basic	42,723	42,875	42,916	51,140
Diluted	44,334	44,261	44,035	52,179
Discontinued operations are included in net income and includes a $2.4 million gain in the third quarter of 2005.
The three months ended December 31, 2004 include the results of Empi, which was acquired on October 4, 2004. See Note 12 for additional information.
16. RELATED PARTY TRANSACTIONS
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
On October 4, 2004, we paid Galen Advisors LLC, an affiliate of one of our greater than 10% stockholders, $1 million as a consulting fee in connection with our acquisition of Empi. This payment resulted from a consulting agreement with Galen Advisors LLC, which we entered into in November 2003. Under the terms of this agreement, Galen Advisors LLC assisted us in identifying, negotiating and consummating strategic acquisitions. We agreed to pay a fee of $1 million for these services immediately following the closing, if any, of one or more merger or acquisition transactions with a purchase price equal to or in excess of $25 million in the aggregate. This consulting agreement terminated upon the payment of this fee. The fee was recorded as a component of the Empi acquisition costs.
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

17. DISCONTINUED OPERATIONS
We account for our discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we classified results of operations and the related charges for discontinued operations as “Income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations. We reclassified assets and liabilities of the discontinued operations and reflected them on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, we restated all prior periods presented to reflect the reclassifications on a consistent basis.
On August 8, 2005, we completed the sale of our orthopedic soft goods product line to dj Orthopedics, LLC (“dj”). The assets, which were previously included in our Orthopedic Rehabilitation Division that were sold under the asset purchase and sale agreement included bracing, splinting and patient safety products, for which we received a cash payment of $9.5 million. Under the terms of our current credit facility, we elected to make a $7.1 million principal payment using the net cash proceeds from the sale to dj of the pledged assets which formerly constituted our orthopedic soft goods product line. We recorded a gain on the disposal of discontinued operations of approximately $2.4 million. The gain represented $9.3 million of net proceeds from the soft goods asset sale offset by (i) $4.9 million book value of assets sold, (ii) $400,000 of liabilities incurred in connection with the sale and (iii) $1.6 million of income tax expense.
Discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net sales	$8,709	$15,457	$15,030
Income (loss) from operations	1,142	1,129	(729)
Income (loss) before income taxes from discontinued operations	879	649	(1,206)
Income tax expense (benefit)	341	250	(458)
Assets and liabilities of the discontinued operations are as follows (in thousands):

	December 31,
	2005	2004
Current assets	$14	$5,713
Property and equipment, net	—	446
Other non-current assets	—	1,208
Current liabilities	(295)	(563)

Net assets (liabilities)	$(281)	$6,804

In connection with the asset purchase and sale agreement, we agreed to provide transition services for a sixty-day period at agreed upon rates. As of December 31, 2005, current assets are primarily composed of accounts receivable and inventory, and current liabilities are primarily composed of accounts payable related to inventory purchases.
18. COMMITMENTS AND CONTINGENCIES
As of December 31, 2005, we had entered into purchase commitments for inventory, capital acquisitions and other services totaling approximately $24.8 million in the ordinary course of business. This amount includes our obligation to purchase $5.1 million annually from Medireha, which is 50% owned by us, through June 30, 2007 under a distribution agreement granting us exclusive rights to the distribution of products that Medireha manufactures.
In October 2004, we reached a settlement of an outstanding patent litigation matter. As part of the settlement we entered into a product license agreement with the plaintiff and paid certain past royalties involving a portion of our hip implant product line. The initial payment under the product license agreement was $750,000, which included amounts related to the past royalties, as well as settlement cost. We recorded the entire amount in selling, general and administrative expenses during the third quarter of 2004.
We were the subject of a Department of Commerce (“DOC”) investigation of Chattanooga’s export practices with respect to unlawfully trading with an embargoed country, and unlawfully preparing export documentation. The DOC investigation commenced prior to our February 2002 acquisition of Chattanooga. We settled this matter with the DOC in August 2005, with the payment of a $101,000 fine. This amount had been previously accrued as a liability for this matter on the Chattanooga financial statements as of the date of the acquisition.

The following table summarizes our contractual obligations associated with our purchase obligations for the next five years (in thousands):

Year Ending December 31,
2006	$22,313
2007	2,536
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
19. EMPLOYEE BENEFIT PLANS
We have a qualified defined contribution plan, which allows for voluntary pre-tax contributions by employees. We pay all general and administrative expenses of the plan and may make contributions to the plan. We made matching contributions of approximately $1.2 million, $698,000 and $389,000 to the plan in 2005, 2004 and 2003, respectively, based on 50% of the first 6% of employee contributions.
20. GUARANTOR / NON-GUARANTOR COMPANIES OF THE 9 3/4% SENIOR SUBORDINATED NOTES DUE 2012
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
ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of December 31, 2005
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$308	$—	$13,588	$3,304	$—	$17,200
Accounts receivable, net	—	—	48,589	5,220	—	53,809
Inventories, net	—	—	55,398	2,719	46	58,163
Deferred tax assets	—	—	9,538	—	—	9,538
Prepaid expenses and other current assets	1,108	351	2,994	160	—	4,613
Assets of discontinued operations	—	—	14	—	—	14

Total current assets	1,416	351	130,121	11,403	46	143,337

Property and equipment, net	—	—	21,383	5,952	(2,323)	25,012
Goodwill	—	—	236,892	53,363	—	290,255
Intangible assets, net	—	—	67,047	15,331	—	82,378
Investment in subsidiaries	55,078	206,453	41,182	—	(302,713)	—
Intercompany receivable	110,924	157,393	—	—	(268,317)	—
Other assets	—	10,458	597	—	—	11,055

Total assets	$167,418	$374,655	$497,222	$86,049	$(573,307)	$552,037

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$—	$7,134	$143	$10	$—	$7,287
Accounts payable	82	—	10,718	1,020	—	11,820
Accrued expenses	—	5,346	16,707	4,888	—	26,941
Liabilities of discontinued operations	—	—	295	—	—	295

Total current liabilities	82	12,480	27,863	5,918	—	46,343

Long-term debt, net of current portion	—	307,099	695	—	—	307,794
Deferred tax liabilities	—	—	23,426	6,150	87	29,663
Intercompany payable	—	—	188,047	80,270	(268,317)	—
Other non-current liabilities	—	—	460	—	—	460

Total liabilities	82	319,579	240,491	92,338	(268,230)	384,260

Minority interests	—	—	—	670	—	670

Stockholders’ equity	167,336	55,076	256,731	(6,959)	(305,077)	167,107

Total liabilities, minority interests and stockholders’ equity	$167,418	$374,655	$497,222	$86,049	$(573,307)	$552,037

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of December 31, 2004
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$739	$—	$15,223	$3,927	$—	$19,889
Accounts receivable, net	—	—	49,814	7,038	—	56,852
Inventories, net	—	—	43,234	2,573	(186)	45,621
Deferred tax assets	—	—	8,464	—	—	8,464
Prepaid expenses and other current assets	7	—	2,130	452	—	2,589
Assets of discontinued operations	—	—	7,367	—	—	7,367

Total current assets	746	—	126,232	13,990	(186)	140,782

Property and equipment, net	—	—	18,716	7,724	—	26,440
Goodwill	—	—	225,637	60,594	—	286,231
Intangible assets, net	—	—	66,512	19,977	—	86,489
Investment in subsidiaries	49,299	393,096	73,292	—	(515,687)	—
Intercompany receivable	111,300	—	—	—	(111,300)	—
Other assets	—	11,527	557	113	—	12,197

Total assets	$161,345	$404,623	$510,946	$102,398	$(627,173)	$552,139

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$—	$7,500	$805	$41	$—	$8,346
Accounts payable	—	—	8,538	1,740	—	10,278
Accrued expenses	—	4,484	17,959	6,356	(70)	28,729
Liabilities of discontinued operations	—	—	563	—	—	563

Total current liabilities	—	11,984	27,865	8,137	(70)	47,916

Long-term debt, net of current portion	—	306,392	763	52	—	307,207
Deferred tax liabilities	—	—	33,373	1,638	—	35,011
Intercompany payable	—	39,200	58,951	13,149	(111,300)	—
Other non-current liabilities	—	269	598	—	—	867

Total liabilities	—	357,845	121,550	22,976	(111,370)	391,001

Minority interests	—	—	—	821	—	821
Stockholders’ equity	161,345	46,778	389,396	78,601	(515,803)	160,317

Total liabilities, minority interests and stockholders’ equity	$161,345	$404,623	$510,946	$102,398	$(627,173)	$552,139

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Year Ended December 31, 2005
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$261,487	$41,002	$(8,763)	$293,726
Cost of sales	—	—	104,669	18,839	(8,728)	114,780

Gross margin	—	—	156,818	22,163	(35)	178,946

Operating expenses:

Selling, general and administrative	—	—	110,276	15,406	—	125,682
Research and development	—	—	8,497	1,080	—	9,577

Operating income	—	—	38,045	5,677	(35)	43,687

Other income (expense):

Interest income	2	18,878	1,987	124	(20,598)	393
Interest expense	—	(28,708)	(20,399)	—	20,598	(28,509)
Other income (expense), net	12,558	22,386	9,516	(1,041)	(43,442)	(23)

Income from continuing operations before income taxes and minority interests	12,560	12,556	29,149	4,760	(43,477)	15,548

Provision for income taxes	—	—	4,032	1,956	73	6,061

Minority interests	—	—	—	140	—	140

Income (loss) from continuing operations	12,560	12,556	25,117	2,664	(43,550)	9,347

Discontinued operations:

Gain on disposal of discontinued operations, net of tax	—	—	2,445	—	—	2,445

Income from discontinued operations, net of tax	—	—	538	—	—	538

Net income	$12,560	$12,556	$28,100	$2,664	$(43,550)	$12,330

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Year Ended December 31, 2004
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$138,779	$11,372	$(2,070)	$148,081
Cost of sales	—	—	61,957	5,869	(1,884)	65,942

Gross margin	—	—	76,822	5,503	(186)	82,139

Operating expenses:

Selling, general and administrative	3	—	56,580	3,713	—	60,296

Research and development	—	—	6,974	302	—	7,276

Operating income	(3)	—	13,268	1,488	(186)	14,567

Other income (expense):

Interest income	240	—	189	—	—	429
Interest expense	—	(6,402)	(491)	(175)	—	(7,068)
Other income (expense), net	10,709	10,500	103	16	(20,754)	574

Income from continuing operations before income taxes and minority interests	10,946	4,098	13,069	1,329	(20,940)	8,502

Provision for income taxes	—	—	2,860	489	(70)	3,279

Minority interests	—	—	—	95	—	95

Net income from continuing operations	10,946	4,098	10,209	745	(20,870)	5,128

Discontinued operations:
Income from discontinued operations	—	—	399	—	—	399

Net income	$10,946	$4,098	$10,608	$745	$(20,870)	$5,527

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
OPERATING ACTIVITIES:

Net income	$12,560	$12,556	$28,100	$2,664	$(43,550)	$12,330

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	6,586	3,019	(909)	8,696
Amortization of intangibles	—	—	3,378	1,675	—	5,053
Amortization of debt issuance costs	—	2,177	—	—	—	2,177
Non-cash interest expense	—	100	—	—	—	100
Stock-based compensation	30	—	140	(10)	—	160
Loss on disposal of assets	—	—	522	1,181	(328)	1,375
Gain on disposal of discontinued operations	—	—	(4,008)	—	—	(4,008)
Deferred income taxes	—	1,422	(3,675)	(764)	87	(2,930)
Earnings from subsidiaries	(12,555)	(22,386)	(8,501)	—	43,442	—
Provision for bad debt expense and sales returns	—	—	5,708	400	—	6,108
Inventory reserves	—	—	4,687	123	—	4,810
Minority interest	—	—	—	140	—	140
Tax provision associated with stock options	45	—	—	—	—	45
Net effect of discontinued operations	—	—	1,626	—	—	1,626

Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	—	(6,219)	2,096	—	(4,123)
Inventories	—	—	(11,722)	(616)	(232)	(12,570)
Prepaid expenses, other assets and liabilities	(1,101)	(56)	(836)	190	—	(1,803)
Accounts payable and accrued expenses	80	1,945	1,755	(1,476)	70	2,374

Net cash provided by operating activities	(941)	(4,242)	17,541	8,622	(1,420)	19,560

INVESTING ACTIVITIES:
Acquisition of businesses	—	(5,958)	(15,690)	—	—	(21,648)
Proceeds from sale of discontinued operations	—	—	9,291	—	—	9,291
Purchases of property and equipment	—	—	(8,175)	(3,395)	3,560	(8,010)
Proceeds from sale of assets	—	—	8	—	—	8

Net effect of discontinued operations	—	—	(5)	—	—	(5)

Net cash used in investing activities	—	(5,958)	(14,571)	(3,395)	3,560	(20,364)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	355	—	—	—	—	355
Proceeds from notes received for sale of common stock	102	—	—	—	—	102
Intercompany	53	10,601	(8,137)	(377)	(2,140)	—
Intercompany cash dividends	—	—	4,554	(4,554)	—	—
Proceeds from long-term obligations	—	14,700	—	—	—	14,700
Payments on long-term obligations	—	(14,459)	(1,022)	(74)	—	(15,555)
Payment of debt issuance costs	—	(642)	—	—	—	(642)
Dividends paid to minority interest	—	—	—	(198)	—	(198)

Net cash used in financing activities	510	10,200	(4,605)	(5,203)	(2,140)	(1,238)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(647)	—	(647)

Net decrease in cash and cash equivalents	(431)	—	(1,635)	(623)	—	(2,689)

Cash and cash equivalents at beginning of year	739	—	15,223	3,927	—	19,889

Cash and cash equivalents at end of year	$308	$—	$13,588	$3,304	$—	$17,200

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
OPERATING ACTIVITIES:

Net income	$10,946	$4,098	$10,608	$745	$(20,870)	$5,527

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	—	3,692	712	—	4,404
Amortization of intangibles	—	—	1,623	—	—	1,623
Amortization of debt issuance costs	—	565	143	—	—	708
Non-cash interest expense	—	24	—	—	—	24
Stock-based compensation	—	—	135	—	—	135
Loss on disposal of assets	—	—	368	—	—	368
Deferred income taxes	—	—	(1,518)	(50)	—	(1,568)
Provision for bad debt expense and sales returns	—	—	2,551	(150)	—	2,401
Inventory reserves	—	—	4,591	—	—	4,591
Minority interests	—	—	—	95	—	95
Tax benefit associated with stock options	377	—	—	—	—	377
Net effect of discontinued operations	—	—	538	—	—	538

Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	—	(8,699)	(285)	—	(8,984)
Inventories	—	—	(9,828)	522	—	(9,306)
Prepaid expenses, other assets and liabilities	(4)	—	47	62	—	105
Accounts payable and accrued expenses	2	4,460	(4,277)	(929)	—	(744)

Net cash provided by operating activities	11,321	9,147	(26)	722	(20,870)	294

INVESTING ACTIVITIES:
Acquisition of businesses	(254,662)	(85,474)	—	—	23,299	(316,837)
Investment in subsidiaries	(10,708)	—	—	—	10,708	—
Acquisition of intangibles	—	—	(826)	—	—	(826)
Purchases of property and equipment	—	—	(5,594)	(158)	—	(5,752)
Proceeds from sale of assets	—	—	177	—	—	177
Maturity of held-to-maturity investments	35,013	—	—	—	—	35,013
Net effect of discontinued operations	—	—	(66)	—	—	(66)

Net cash used in investing activities	(230,357)	(85,474)	(6,309)	(158)	34,007	(288,291)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,303	42,850	—	—	(43,145)	1,008
Proceeds from notes received for sale of common stock	152	—	—	—	—	152
Proceeds from short-swing profit	288	—	—	—	—	288
Intercompany	214,221	(268,632)	24,524	(121)	30,008	—
Proceeds from long-term obligations	—	313,892	—	—	—	313,892
Payments on long-term obligations	—	—	(6,092)	(17)	—	(6,109)
Payment of debt issuance costs	—	(11,783)	—	—	—	(11,783)

Net cash provided by financing activities	215,964	76,327	18,432	(138)	(13,137)	297,448

Effect of exchange rate changes on cash and cash equivalents	—	—	—	364	—	364

Net increase (decrease) in cash and cash equivalents	(3,072)	—	12,097	790	—	9,815

Cash and cash equivalents at beginning of year	3,811	—	3,127	3,136	—	10,074

Cash and cash equivalents at end of year	$739	$—	$15,224	$3,926	$—	$19,889

Consolidating financial statements prior to October 4, 2004 do not provide additional meaningful information to that which is presented in the consolidated financial statements. The issuer (Encore Medical IHC Inc.) did not exist and the nonguarantor companies were not owned by Encore prior to that date. As a result, we have omitted this information.

21. SUBSEQUENT EVENTS
On February 24, 2006 we completed our acquisition of Compex Technologies, Inc. (Compex). We believe this acquisition creates a stronger company competing in the electrical stimulation business giving Encore and Compex the ability to leverage their existing product lines, intellectual property, research and development, engineering, sales and marketing, and patient billing operations.
In exchange for all of the outstanding common stock of Compex, we paid consideration of approximately eighteen million shares of our common stock valued at approximately $90.0 million, based upon the average closing price of Encore’s common stock on the Nasdaq National Market for the period from two days before to two days after the announcement of the Compex acquisition. In addition we issued options to purchase approximately 2.3 million shares of Encore common stock in exchange for all of the outstanding options to purchase common stock of Compex.
In connection with the transaction, we also incurred approximately $15.3 million in debt, which was primarily used to repay bank debt owed by Compex. In order to finance this repayment of Compex debt, we increased our revolving line of credit from $30 million to $50 million.
The acquisition of Compex will be accounted for as a purchase, with the results of Compex operations included in the Company’s results of operations from the date of acquisition. Under the purchase method of accounting, the total estimated purchase price will be allocated to the acquired tangible and identifiable intangible assets and the assumed liabilities of Compex based upon their estimated fair values as of the date of the completion of the acquisition. Please see our Registration Statement on Form S-4 filed on December 20, 2005, as amended on January 19, 2006, and our related filing of the joint proxy statement/prospectus pursuant to Rule 424(b)(3) for additional information regarding this acquisition.
On February 23, 2006, our stockholders approved an amendment to our 1996 Incentive Stock Plan increasing the number of shares of common stock authorized for issuance under the plan from 4,500,000 to 9,500,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
             None.
Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the evaluation of our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this annual report is made known to them by others on a timely basis.
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
     Encore management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria. See our report on internal control over financial reporting below.
     Encore’s independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. Their report appears on the following page.
Management’s Report on Internal Control over Financial Reporting
     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Encore Medical Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Encore Medical Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Encore Medical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Encore Medical Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Encore Medical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Medical Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Austin, Texas
March 13, 2006

Part III.
Item 10. Directors and Executive Officers of the Registrant
          Information with respect to this Item is incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders. Information regarding directors and officers is included within the sections of our Proxy Statement entitled “Proposal Item 1 — Election of Directors” and “Executive Officers.” Information related to the Audit Committee is included within the sections of our Proxy Statement entitled “Corporate Governance and Related Matters” and “Audit Committee Information.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included within the section of our Proxy Statement entitled “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our code of conduct is included within the section of our Proxy Statement entitled “Corporate Governance and Related Matters.”
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
          The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities of Encore are authorized for issuance. These plans are as follows:
•	the 1996 Incentive Stock Plan;

•	the 1997 Distributor Advisory Panel Stock Option Plan;

•	the 1997 Surgeon Advisory Panel Stock Option Plan;

•	the 2000 Non-Employee Director Stock Option Plan; and

•	the 2004 Grants to Empi Employees.

			Number of securities
			remaining
	Number of securities		available for future
	to be issued upon	Weighted-average	issuance under
	exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	3,429,305	$5.06	1,451,893

Equity compensation plans not approved by security holders	589,000	$4.80	161,000

	4,018,305	$5.02	1,612,893

          For additional information regarding those plans that have not been approved by security holders, please see the information included in Note 8 in our notes to consolidated financial statements under Item 8.
Item 13. Certain Relationships and Related Transactions
          Information set forth under the sub-caption “Certain Relationships and Related Party Transactions” contained in our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
          Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2005 and 2004 by KPMG LLP for services rendered to us is set forth under the caption “Independent Accountants — Audit Fees” in our Proxy Statement and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the sub-caption “Audit Committee Pre-approval Policy” in our Proxy Statement and is incorporated herein by reference.

Part IV.
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.
Report of Independent Registered Public Accounting Firm, on the consolidated financial statements
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm, on management’s assessment of, and the effectiveness of, internal control over financial reporting
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts
Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(c)	Exhibits:

Exhibit
No.	Description
2.1	Agreement and Plan of Merger dated August 8, 2004 among Encore Medical Corporation, Encore Medical Merger Sub, Inc., Empi, Inc., MPI Holdings, LLC, and principal shareholders of Empi, Inc. (1)

2.2	Agreement and Plan of Merger dated November 11, 2005, by and among Encore Medical Corporation, Compex Technologies, Inc. and Encore-Snow Acquisition Corp. (2)

3.1	Certificate of Incorporation of Encore, as amended, including Certificate of Designations, Preferences and Limitations of Series A Preferred Stock (3)

3.2	Bylaws of Encore (3)

4.1	Investors’ Rights Agreement between Encore and the Initiating Holders dated June 12, 2001 (4)

4.2	Amendment No. 1 dated February 8, 2002 to Investors’ Rights Agreement between Encore and the Initiating Holders dated June 12, 2001 (5)

4.3	Credit Agreement among Encore Medical IHC, Inc., Encore Medical Corporation, Bank of America, N.A., Banc of America Securities LLC, and a syndicate of banks, financial institutions and other institutional lenders party thereto, dated as of October 4, 2004 (6)

4.4	Indenture dated October 4, 2004 among Encore Medical IHC, Inc., as issuer, its domestic subsidiaries and Encore Medical Corporation, as guarantors, and Wells Fargo Bank, N.A., as trustee (1)

4.5	Investor Rights Agreement among Encore Medical Corporation and certain Empi principal shareholders dated October 4, 2004. (7)

4.6	Amendment No. 1 and Waiver No. 4 dated December 20, 2005 to Credit Agreement among Encore Medical IHC, Inc., Encore Medical Corporation, Bank of America, N.A., Banc of America Securities LLC, and a syndicate of banks, financial institutions and other institutional lenders party thereto, dated as of October 4, 2004 (8)

10.1*	Encore Medical Corporation 1996 Incentive Stock Plan, as amended (6)

10.2*	Form of Stock Option Agreement — 1996 Incentive Stock Plan Agreement (6)

10.3*	Encore Medical Corporation Amended and Restated 1997 Distributor Advisory Panel Stock Option Plan (9)

10.4*	Form of Stock Option Agreement — 1997 Distributor Advisory Panel Stock Option Plan Agreement (6)

Exhibit
No.	Description
10.5*	Encore Medical Corporation 1997 Surgeon Advisory Panel Stock Option Plan, as amended (15)

10.6*	Form of Stock Option Agreement — 1997 Surgeon Advisory Panel Stock Option Plan Agreement (6)

10.7*	Encore Medical Corporation 2000 Non-Employee Director Stock Option Plan, as amended (15)

10.8*	Form of Stock Option Agreement — 2000 Non-Employee Director Stock Option Plan Agreement (6)

10.9*	Form of Stock Option Agreement with respect to stock options granted to former employees of Empi, Inc. on October 4, 2004 (15)

10.10*	Employment Agreement between Encore Medical Corporation and Kenneth W. Davidson dated October 1, 2003 (13)

10.11*	Employment Agreement between Encore Medical Corporation and Paul Chapman dated February 8, 2002 (10)

10.11.1*	Amendment to Employment Agreement between Encore and Paul Chapman dated November 15, 2003 (15)

10.12*	Employment Agreement between Encore Medical Corporation and William W. Burke dated August 30, 2004 (6)

10.13*	Employment Agreement between Encore Medical Corporation and Harry L. Zimmerman dated June 12, 2001(11)

10.13.1*	Amendment to Employment Agreement between Encore and Harry L. Zimmerman dated November 15, 2003 (15)

10.14*	Employment Agreement between Encore Medical Corporation and Jack Cahill dated June 12, 2001 (11)

10.14.1*	Amendment to Employment Agreement between Encore and Jack Cahill dated November 15, 2003 (15)

10.15*	Employment Agreement between Encore and Scott Klosterman dated June 2, 2003 (12)

10.15.1*	Amendment to Employment Agreement between Encore and Scott Klosterman dated November 15, 2003 (15)

10.16*	Restricted Stock Agreement between Encore Medical Corporation and Kenneth W. Davidson dated June 12, 2001 (11)

10.17*	Restricted Stock Agreement between Encore Medical Corporation and Harry L. Zimmerman dated June 12, 2001 (11)

10.18	Exclusive Distribution Agreement between Medireha GmbH and Ormed GmbH dated effective July 1, 1998 (12)

12.1	Computation of Ratio of Earnings to Fixed Charges**

21.1	Schedule of Subsidiaries of Encore Medical Corporation **

23.1	Consent of KPMG LLP **

31.1	Certification by Chief Executive Officer (pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) **

31.2	Certification by Chief Financial Officer (pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) **

32.1	Section 1350 — Certification by Chief Executive Officer (pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) **

32.2	Section 1350 — Certification by Chief Financial Officer (pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) **

*	=	constitutes management contract or compensatory arrangement

**	=	filed herewith
(1)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on October 8, 2004 and incorporated by reference herein

(2)	Filed as an exhibit to Encore’s Form S-4 filed with the SEC on December 20, 2005 (No. 333-130533) and incorporated by reference herein

(3)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on July 19, 2004 and incorporated by reference herein

(4)	Filed as an exhibit to Encore’s Form S-4/A filed with the SEC on February 24, 2005 (No. 333-121780-08) and incorporated by reference herein

(5)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on February 25, 2002 and incorporated by reference herein

(6)	Filed as an exhibit to Encore’s Form 10-Q filed with the SEC on November 15, 2004 and incorporated by reference herein

(7)	Filed as an exhibit to Encore’s Form S-4 filed with the SEC on December 30, 2004 (No. 333-121780-08) and incorporated by reference herein

(8)	Filed as an exhibit to Encore’s Form S-4/A filed with the SEC on January 19, 2006 (No. 333-130533) and incorporated by reference herein

(9)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on December 17, 2003 and incorporated by reference herein

(10)	Filed as an exhibit to Encore’s Form 10-K filed with the SEC on March 28, 2003 and incorporated by reference herein

(11)	Filed as an exhibit to Encore’s Form 10-K filed with the SEC on March 29, 2002 and incorporated by reference herein

(12)	Filed as an exhibit to Empi, Inc.’s Amendment No. 2 to Form S-1 filed with the SEC on July 7, 2004 (No. 333-113915) and incorporated by reference herein

(13)	Filed as an exhibit to Encore’s Form 8-K filed with the SEC on December 17, 2003 and incorporated by reference herein

(14)	Filed as an exhibit to TC Group LLC’s Schedule 13D/A filed October 15, 2004 and incorporated by reference herein

(15)	Filed as an exhibit to Encore’s Form 10-K filed with the SEC on March 16, 2005 and incorporated by reference herein

PART IV
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

			Allowance for
	Allowance for	Allowance	Sales
	Doubtful	for Sales	Discounts and
Year ended December 31,	Accounts	Returns	Other Allowances	[1]
2003
Balance, beginning of year	$213	$—	$—
Provision	103	125	22
Write-off charges and recoveries	(1)	—	—

Balance, end of year	$315	$125	$22

2004
Balance, beginning of year	$315	$125	$22
Provision	2,382	19	7,902
Write-off charges and recoveries	(106)	—	802

Balance, end of year	$2,591	$144	$8,726

2005
Balance, beginning of year	$2,591	$144	$8,726
Provision	5,900	208	49,752
Write-off charges and recoveries	(4,827)	—	(48,158)

Balance, end of year	$3,664	$352	$10,320

[1]	Amounts are excluded from the provisions included in the consolidated statements of cash flows as the inclusion would not provide meaningful information.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE MEDICAL CORPORATION

March 14, 2006	By:	/s/ Kenneth W. Davidson

Date		Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2006	By:	/s/ Kenneth W. Davidson

Date		Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

March 14, 2006	By:	/s/ William W. Burke

Date		William W. Burke, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 14, 2006	By:	/s/ Alastair Clemow

Date		Alastair Clemow, Director

March 14, 2006	By:	/s/ Joel Kanter

Date		Joel Kanter, Director

March 14, 2006	By:	/s/ Richard Martin

Date		Richard Martin, Director

March 14, 2006	By:	/s/ Karen Osar

Date		Karen Osar, Director

March 14, 2006	By:	/s/ Zubeen Shroff

Date		Zubeen Shroff, Director

March 14, 2006	By:	/s/ Bruce F. Wesson

Date		Bruce F. Wesson, Director