Form 10-Q
period 2006-04-01
ENCORE MEDICAL CORP
filed 2006-05-10
CIK 944763

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in
Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 1, 2006:

Class	Outstanding as of May 1, 2006

Common Stock; $0.001 Par Value per Share	71,004,134 shares

ENCORE MEDICAL CORPORATION
Quarterly Report on Form 10-Q
For the period ended April 1, 2006

Part I. Financial Information
Item 1. Financial Statements
ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of April 1, 2006 and December 31, 2005
(in thousands, except share and per share data)
(unaudited)

	April 1,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$22,927	$17,200
Accounts receivable, net	102,648	53,809
Inventories, net	73,379	56,433
Deferred tax assets	15,262	9,538
Prepaid expenses and other current assets	5,849	4,613
Assets of discontinued operations	7	14

Total current assets	220,072	141,607

Property and equipment, net	35,005	26,742
Goodwill	327,866	290,255
Intangible assets, net	108,884	82,378
Deferred tax assets	1,889	—
Other assets	10,753	11,055

Total assets	$704,469	$552,037

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$9,845	$7,287
Accounts payable	17,687	11,820
Accrued expenses	34,400	26,941
Liabilities of discontinued operations	92	295

Total current liabilities	62,024	46,343
Long-term debt and capital leases , net of current portion	331,701	307,794
Deferred tax liabilities	40,597	29,663
Other non-current liabilities	474	460

Total liabilities	434,796	384,260

Minority interests	747	670

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 71,516,000 and 52,365,000 shares issued, respectively	72	52
Additional paid-in capital	258,345	155,399
Notes received for sale of common stock	(846)	(846)
Retained earnings	13,381	15,906
Accumulated other comprehensive loss	(376)	(1,757)
Less cost of repurchased stock (512,000 shares)	(1,650)	(1,647)

Total stockholders’ equity	268,926	167,107

Total liabilities, minority interests and stockholders’ equity	$704,469	$552,037

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended April 1, 2006 and April 2, 2005
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net sales	$88,125	$71,559
Cost of sales	35,707	29,031

Gross margin	52,418	42,528

Operating expenses:
Selling, general and administrative	39,242	30,979
Research and development	6,848	2,479

Operating income	6,328	9,070

Other income (expense):
Interest income	121	84
Interest expense	(7,518)	(6,997)
Other income (expense), net	(116)	24

Income (loss) from continuing operations before income taxes and minority interests	(1,185)	2,181

Provision for income taxes	1,279	873

Minority interests	59	26

Income (loss) from continuing operations	(2,523)	1,282

Discontinued operations:
Income (loss) from discontinued operations (net of income tax (benefit) expense of $(2) and $207, respectively)	(2)	311

Net income (loss)	$(2,525)	$1,593

Earnings (loss) per share — basic:
Income (loss) from continuing operations	$(0.04)	$0.02
Income (loss) from discontinued operations	—	0.01

Net income (loss)	$(0.04)	$0.03

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$(0.04)	$0.02
Income (loss) from discontinued operations	—	0.01

Net income (loss)	$(0.04)	$0.03

Weighted average number of common shares outstanding:
Basic	58,982	51,700
Diluted	58,982	52,432
See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the three months ended April 1, 2006 and April 2, 2005
(in thousands)
(unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(2,525)	$1,593
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,334	2,043
Amortization of intangibles	1,466	1,210
Amortization of debt issuance costs	542	553
Non-cash interest expense	27	24
Stock-based compensation	823	38
Loss on disposal of assets	222	207
Deferred income taxes	(74)	2,646
Provision for bad debt expense and sales returns	2,079	1,132
Inventory reserves	1,064	1,484
Minority interests	59	26
Excess tax benefit associated with stock option exercises	(945)	(49)
In-process research and development	4,016	—
Net effect of discontinued operations	(196)	88
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(5,465)	2,852
Inventories	(2,217)	(4,640)
Prepaid expenses, other assets and liabilities	183	(2,266)
Accounts payable and accrued expenses	(879)	(7,295)

Net cash provided by (used in) operating activities	514	(354)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(235)	(15,246)
Proceeds on sale of assets	61	—
Purchases of property and equipment	(3,833)	(2,048)
Acquisition of intangibles	(384)	—
Net effect of discontinued operations	—	(2)

Net cash used in investing activities	(4,391)	(17,296)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,416	48
Proceeds from notes received for sale of common stock	—	102
Excess tax benefit associated with stock option exercises	945	—
Proceeds from long-term obligations	25,300	14,700
Payments on long-term obligations	(19,141)	(2,126)
Payment of debt issuance costs	—	(166)
Dividend paid to minority interests	—	(198)

Net cash provided by financing activities	9,520	12,360
Effect of exchange rate on cash and cash equivalents	84	(287)

Net increase (decrease) in cash and cash equivalents	5,727	(5,577)
Cash and cash equivalents at beginning of year	17,200	19,889

Cash and cash equivalents at end of period	$22,927	$14,312

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,795	$10,278
Cash paid for income taxes	571	1,148
Non-cash investing and financing activities:
Capital lease obligations related to equipment leases	$384	$—
     See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries and those entities in which we hold a controlling interest (individually and collectively referred to as “us,” “we,” “our company” or “Encore”). Minority interest reflects the 50% separate ownership of Medireha GmbH (“Medireha”) due to our controlling interest which results from our being Medireha’s only customer and our ability to direct Medireha’s production and research and development efforts. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements and accompanying footnotes reflect certain reclassifications that have been made to prior period information to conform to the current year presentation. These reclassifications have no effect on previously reported net income (loss). Operating results for the three-month period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K dated December 31, 2005.
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
We currently market and distribute our products through two operating divisions, our Orthopedic Rehabilitation Division and our Surgical Implant Division. Our Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions. Our Surgical Implant Division offers a comprehensive suite of reconstructive joint products and spinal implants.
Our products are subject to regulation by the Food and Drug Administration (“FDA”) with respect to their sale in the United States, and we must, in many cases, obtain FDA authorization to market our products before they can be sold in the United States. Additionally, we are subject to similar regulations in many of the foreign countries in which we sell products.
Stock Based Compensation
Change in Accounting Principle
Effective January 1, 2006, we adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.
As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees prior to January 1, 2006. Accordingly, compensation cost for stock options was measured as the excess, if any, of the market price of our common stock at the date of grant over the exercise price. Historically, we had not recognized any compensation cost under APB 25.

Prior to the adoption of SFAS 123R, we presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.
In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards” (“FSP FAS 123R-3”). We have elected to adopt the transition guidance for the additional paid-in-capital pool (“APIC pool”) in paragraph 81 of SFAS 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS 123R.
With the adoption of SFAS 123R, we elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire award.
Summary of Plans
As of April 1, 2006, up to 10,361,969 shares of common stock are authorized to issue in connection with our Stock Plans to directors, employees and consultants. Under our Stock Plans, options generally expire ten years from the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over a period of three years.
The 1996 Incentive Stock Plan (the “96 Plan”) provides for the grant of a variety of equity related awards, including, but not limited to, incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, to key employees of Encore and its subsidiaries. On February 23, 2006, our stockholders approved an amendment to our 96 Plan increasing the number of shares of common stock authorized for issuance under the 96 Plan from 4,500,000 to 9,500,000. The 1997 Distributor Advisory Panel Stock Option Plan provides for the grant of stock options to those persons or entities that are our sales representatives and distributors of our products. The 1997 Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those surgeons who are serving as members of our surgeon advisory panel. The 2000 Non-Employee Director Stock Option Plan provides for the grant of options to non-employee directors of Encore. The Empi individual option agreement plan includes incentive stock options and non-qualified stock options available for grant to employees of Empi, who joined our company as a result of the acquisition of Empi.
Summary of Assumptions and Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock, and other factors such as implied volatility of traded options. The expected life assumptions were derived from our review of annual historical employee exercise behavior of option grants with similar vesting periods. Expected life is calculated in two tranches based on the employment level in the company defined as management or non-management. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

	Three Months Ended
	April 1,	April 2,
	2006	2005*
Dividend yield	0.0%	0.0%
Expected volatility	61.03%	81.7%
Risk-free interest rate	4.5%	4.1%
Expected life	4.5 to 5.6 years	4.1 years

*	The assumptions used in the three months ended April 2, 2005 were used to calculate pro forma compensation expense per SFAS 123.

A summary of option activity as of April 1, 2006, and changes during the quarter then ended, is presented below:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding, beginning of year	4,018,305	$5.02
Granted	4,064,582	4.01
Exercised	(890,405)	2.72
Canceled	(16,075)	7.76

Outstanding, end of period	7,176,407	$4.73	8.59	$6,050,822

Options exercisable at period end	3,861,590	$4.54	8.00	$5,069,292
The weighted average grant date fair value of options granted during the quarter ended April 1, 2006 was $3.80 per option. The total intrinsic value of options exercised during the quarter ended April 1, 2006 was $2.7 million. Upon the exercise of options, we issue new common stock from our authorized shares.
Total unrecognized stock-based compensation expense related to nonvested stock options was approximately $8.1 million as of April 1, 2006. We anticipate this expense to be recognized over a weighted average period of approximately two years.
The following table summarizes the effect of adopting SFAS 123R for the quarter ending April 1, 2006:

Stock-option compensation expense recognized:
Cost of sales	$16
Selling, general and administrative	794
Research and development	8

Total	$818
Related deferred income tax benefit	110

Decrease in net income	$708

Impact on basic and diluted net loss per common share	($0.01)
Pro-Forma Disclosure for Quarter ended April 1, 2005
If the fair value based method prescribed by SFAS 123 had been applied in measuring employee stock compensation expense for the three months ended April 1, 2005, the pro-forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

		Three Months Ended
		April 1, 2005
Net income	As reported	$1,593

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects		(269)

Net income	Pro forma	$1,324

Earnings per share:
Basic:	As reported	$0.03
	Pro forma	$0.03
Diluted:	As reported	$0.03
	Pro forma	$0.03
The weighted average grant date fair value of options granted during the quarter ended April 2, 2005 was $3.35 per option.

2. ACCOUNTS RECEIVABLE
A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	April 1,	April 2,
	2006	2005
Balance, beginning of year	$4,016	$2,735
Provision	2,079	1,132
Write-off charges and recoveries	(2,377)	15

Balance, end of period	$3,718	$3,882

3. INVENTORIES
Inventories consist of the following (in thousands):

	April 1,	December 31,
	2006	2005
Components and raw materials	$18,279	$13,697
Work in process	6,502	5,516
Finished goods	37,590	30,314
Inventory held on consignment	18,487	14,303

	80,858	63,830
Less-inventory reserves	(7,479)	(7,397)

	$73,379	$56,433

A summary of the activity in our inventory reserve for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

	April 1,	April 2,
	2006	2005
Balance, beginning of year	$7,397	$4,993
Provision charged to cost of sales	1,064	1,484
Write-offs charged to reserve	(982)	(361)

Balance, end of period	$7,479	$6,116

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.
4. GOODWILL AND INTANGIBLE ASSETS
A summary of the activity in goodwill is presented below (in thousands):

	April 1,
	2006	December 31, 2005
Balance, beginning of year	$290,255	$286,231

Adjustment related to resolution of contingencies	—	5,958

Goodwill associated with the acquisition of Osteoimplant Technology, Inc. (“OTI”)	474	6,360

Goodwill associated with the acquisition of Compex Technologies, Inc. (“Compex”)	36,729	—
Adjustment related to tax benefit associated with Compex stock option exercises	(912)	—

Foreign currency translation	1,320	(8,294)

Balance, end of period	$327,866	$290,255

During 2005, the purchase price we paid to acquire Empi, Inc. (“Empi”) was adjusted to reflect the resolution of two contingencies. The first contingency related to an anticipated closing tax benefit generated by the completion of our Empi acquisition, which resulted in a $6.0 million payment to Empi’s former stockholders and option holders. The second contingency related to completion of the audit of Empi’s closing date balance sheet that resulted in a return to us of $291,000 of the original acquisition consideration. In addition, we incurred an additional $249,000 in purchase costs.
Refer to notes 9 and 10 for a discussion of the OTI and Compex acquisitions, respectively.
At April 1, 2006, we have goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, net
Orthopedic Rehabilitation Division	$317,610	$105,243
Surgical Implant Division	10,256	3,641

Total	$327,866	$108,884

Intangibles consisted of the following as of April 1, 2006 (in thousands):

	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net
Amortizable intangible assets:
Technology-based	$19,326	$(2,743)	$16,583
Customer-based	61,252	(5,960)	55,292

	$80,578	$(8,703)	71,875

Unamortizable intangible assets:
Trademarks			37,348
Foreign currency translation			(339)

Total intangible assets			$108,884

Intangibles consisted of the following as of December 31, 2005 (in thousands):

	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net
Amortizable intangible assets:
Technology-based	$10,552	$(2,281)	$8,271
Customer-based	48,011	(4,956)	43,055

	$58,563	$(7,237)	51,326

Unamortizable intangible assets:
Trademarks			31,768
Foreign currency translation			(716)

Total intangible assets			$82,378

During the three months ended April 1, 2006, we acquired $27.2 million of intangible assets in connection with the Compex acquisition and $384,000 of other intangible assets. Amortization expense for the three months ended April 1, 2006 and April 2, 2005 were $1,466,000 and $1,210,000, respectively.
Our amortizable assets will continue to be amortized over their useful lives ranging from 2 to 20 years.
Our estimated amortization expense for the nine months ended December 31, 2006 and the next five years is as follows (in thousands):

For nine months ended December 31, 2006	$5,519
For year ended December 31, 2007	7,046
For year ended December 31, 2008	6,755
For year ended December 31, 2009	6,477
For year ended December 31, 2010	5,800
For year ended December 31, 2011	5,614

5. LONG-TERM DEBT
Long-term debt (including capital lease obligations) consists of the following (in thousands):

	April 1, 2006	December 31, 2005
$200 million senior credit facility to a syndicate of financial institutions; composed of a $150 million six-year term loan and a five-year $50 million revolving credit facility due October 2010; collateralized by all domestic assets of Encore and pledge of 66% of the stock of foreign subsidiaries of Encore; interest rate at Bank of America’s base rate or the London Interbank Offered Rate (LIBOR), plus an applicable margin determined by, among other things, the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA); $10 million available under the revolving credit facility as of April 1, 2006; term loan subject to quarterly principal installments of (a) $1.8 million each of the next 7 quarters, (b) $3.6 million each of the following 8 quarters, and (c) $23.2 million each of the last 4 quarters with the last payment due October 2010; interest rate of 7.34% and 7.22% at April 1, 2006 and December 31, 2005, respectively.
	$173,757	$150,241
$165 million senior subordinated notes payable to institutional investors issued at 99.314% of principal amount; less unamortized discount of $981 and $1,008 at April 1, 2006 and December 31, 2005, respectively; interest rate of 9.75%; interest payable semi-annually on April 1 and October 1 of each year through October 1, 2012; junior and subordinate to senior credit facility; prepayable at a premium commencing October 1, 2008.	164,019	163,992
$5 million Swiss credit facility that provides for a three-year term loan at varying rates; collateralized by the equity interest held by Compex’s Swiss subsidiary in Filsport; payable on June 30, 2006, interest rate of 4.40% at April 1, 2006.	2,427	—
Note payable to a corporation, which is principally owned by an employee of the Company, in connection with the acquisition of Rehab Med+Equip by Empi in 2002; payable in July 2008; interest rate at higher of 5% or prime on the first business day of each calendar quarter; interest rate of 7.25% and 6.75% at April 1, 2006 and December 31, 2005, respectively.	469	469
European bank loans to finance European working capital; monthly payments through March 2006, variable interest rate of 5.25% at December 31, 2005.	—	10
Capital lease obligations, collateralized by related equipment.	874	369

	341,546	315,081
Less — current portion	(9,845)	(7,287)

	$331,701	$307,794

In connection with our Compex acquisition, we incurred approximately $15.3 million in debt under our revolving credit facility, which was primarily used to repay bank debt owed by Compex. In addition, the maximum amount we can borrow under our revolving line of credit was increased from $30 million to $50 million.
The debt agreements related to the $200 million senior credit facility and the $165 million senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under both of the applicable agreements. As of April 1, 2006, we are in compliance with all debt covenants and warranties. In addition, these debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations.
6. SEGMENT AND GEOGRAPHIC INFORMATION
We have two reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Our reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions. Since February 24, 2006, Compex results have been included in the results of our Orthopedic Rehabilitation Division. The Surgical Implant Division sells reconstructive products including knee, hip, shoulder and spinal implants.

Information regarding business segments is as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net sales:
Orthopedic Rehabilitation Division	$72,700	$59,268
Surgical Implant Division	15,425	12,291

Consolidated net sales	$88,125	$71,559

Gross margin:
Orthopedic Rehabilitation Division	$40,627	$32,711
Surgical Implant Division	11,791	9,817

Consolidated gross margin	$52,418	$42,528

We allocate resources and evaluate the performance of our segments based on gross margin and therefore have not disclosed certain other items, such as depreciation, operating income, interest and income taxes as permitted by SFAS 131.
Geographic Area
Following are our net sales by geographic area (in thousands):

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net sales:
United States	$70,012	$55,549
Germany	7,317	9,630
Other Europe, Middle East & Africa	7,653	4,183
Asia Pacific	2,413	1,304
Other	730	893

	$88,125	$71,559

Following are our long-lived assets by geographic area (in thousands):

	April 1,	December 31,
	2006	2005
United States	$404,655	$338,053
Europe	79,742	72,377

	$484,397	$410,430

7. DISCONTINUED OPERATIONS
We account for our discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we classified results of operations and the related charges for discontinued operations as “Income (loss) from discontinued operations, net of income tax expense (benefit)” in the accompanying Consolidated Statements of Operations. We classified assets and liabilities of the discontinued operations on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, we restated all prior periods presented to reflect the reclassifications on a consistent basis.
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

Discontinued operations are as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net sales	$—	$3,797
Income (loss) from operations	(4)	632
Income (loss) before income taxes	(4)	518
Income tax (benefit) expense	(2)	207

Income (loss) from discontinued operations	$(2)	$311

8. EARNINGS PER SHARE
Following is a reconciliation of the basic and diluted per share computations (in thousands except per share data):

	Three Months Ended
	April 1,	April 2,
	2006	2005
Income (loss) from continuing operations	$(2,523)	$1,282
Income (loss) from discontinued operations	(2)	311

Net income (loss)	$(2,525)	$1,593

Shares used in computing basic earnings per share	58,982	51,700
Incremental shares from assumed conversions	—	732

Shares used in computing diluted earnings per share	58,982	52,432

Earnings (loss) per share — basic:
Income (loss) from continuing operations	$(0.04)	$0.02
Income (loss) from discontinued operations	—	0.01

Net income (loss)	$(0.04)	$0.03

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$(0.04)	$0.02
Income (loss) from discontinued operations	—	0.01

Net income (loss)	$(0.04)	$0.03

Since we incurred a net loss for the first quarter of 2006, 2,828,000 incremental shares from assumed conversions were not included in the computation of diluted earnings per share because the inclusion of such would be anti-dilutive. For the quarter ended April 2, 2005, the effect of 1,144,000 incremental shares from assumed conversions were excluded as anti-dilutive.
9. ACQUISITION OF OTI
On February 22, 2005, we acquired substantially all of the assets of OTI, which included a line of spinal implant products and several total knee and hip implant designs. The total purchase price for the OTI assets of approximately $15.7 million was comprised of approximately $14.5 million payable in cash to OTI and $1.2 million in purchase costs. We borrowed $14.7 million from our existing line of credit to finance the OTI asset acquisition. The acquisition consideration is subject to adjustment based upon the final balance sheet as of the closing date, which remains the subject of a dispute between the former OTI shareholders and us. We do not anticipate the resolution of the dispute will have a material impact on our financial position or results of operations. During the first quarter of 2006, we identified $474,000 of additional obsolete inventory related to inventory acquired with our acquisition of OTI which we recorded as an adjustment to the OTI purchase price as it did not relate to post acquisition activity.
We have included the results of OTI in our consolidated statement of operations since the date of acquisition, February 22, 2005.
10. ACQUISITION OF COMPEX
On February 24, 2006, pursuant to the terms of a merger agreement dated November 14, 2005, we acquired Compex, a Minnesota corporation. The total purchase price of approximately $102.7 million was comprised of 18.3 million shares of our common stock, valued at $90.0 million, options to purchase 2.3 million shares of our common stock valued at $9.8 million, plus $2.9 million in purchase costs. We funded the merger, which we refer to as the Compex acquisition, with our common stock and with $15.3 million of borrowings under the revolving credit facility with our senior creditors (see Note 5). In connection with the acquisition, we retired $17.3 million of outstanding Compex debt.
The fair value of the Encore common stock issued of $90.0 million was determined as $4.93 per share based upon the average closing price of Encore’s common stock on the Nasdaq National Market for the period from two days before to two days after the announcement of the Compex acquisition.
Under the purchase method of accounting, the total purchase price is allocated to the acquired tangible and identifiable intangible assets and the assumed liabilities of Compex based upon their estimated fair values as of the date of the merger. The following represents the preliminary allocation of the aggregate purchase price as of February 24, 2006. Fair value for certain of the assets acquired (inventory, fixed assets, intangible assets) was estimated based upon preliminary evaluations. For the remaining assets and liabilities, book value was deemed to approximate fair value due to the nature of the assets and liabilities. The following valuations are preliminary and are subject to change upon completion of independent third party appraisals and further evaluation of the assets acquired and liabilities assumed (in thousands):

Current assets	$73,301
Tangible and other non-current assets	8,537
Liabilities assumed	(47,131)
In-process research and development	4,016
Identifiable intangible assets	27,211
Goodwill	36,729

$102,663

Included in the liabilities assumed is approximately $17.3 million of Compex debt that we paid upon closing of the Compex acquisition funded in part by our borrowing under our revolving line of credit. The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable, using the straight-line method (in thousands, except useful life):

Asset Class	Fair Value	Wtd. Avg. Useful Life
Technology-based	$8,523	7 years
Customer-based	13,107	11 years
Trademarks	5,581	Indefinite
In-process research and development	4,016
Goodwill	36,729

	$67,956

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, and is not tax deductible.
We are currently evaluating our plans with respect to the acquired Compex operations and the integration of such into the Company. The completion of this evaluation could result in adjustments to the purchase price allocation. The results of Compex have been included within the consolidated statement of operations since the date of acquisition, February 24, 2006.
The following pro forma information presents results of operations of Encore as if the acquisition of Compex occurred as of January 1 of the respective year. Although prepared on a basis consistent with Encore’s consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results (in thousands except per share data):

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net sales	$108,253	$94,461
Income before income taxes	(1,590)	868
Net income (loss)	(2,932)	519
Basic earnings (loss) per share	$(0.04)	$0.01
Shares used in computing basic earnings (loss) per share	70,344	69,960
Diluted earnings (loss) per share	$(0.04)	$0.01
Shares used in computing diluted earnings (loss) per share	70,344	70,692

11. INCOME TAXES
Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. During Q1 2006, we recorded approximately $1.3 million of income tax expense on a pre-tax loss of approximately $1.2 million due to the recording of approximately $4.0 million of in-process research and development (“IPR&D”) costs, which are not deductible. We have treated the IPR&D charge as a discrete item, and as such, recorded the entire income tax impact in Q1 2006. Excluding the IPR&D charge, our effective tax rate would have approximated 42%. The increased rate from that we used in 2005 (approximately 40%), principally resulted from our adoption of FAS 123R and the fact that certain of our stock compensation costs are not deductible for income tax purposes.

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
ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of April 1, 2006
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$446	$—	$17,812	$4,669	$—	$22,927
Accounts receivable, net	—	—	90,171	12,477	—	102,648
Inventories, net	—	—	67,496	6,424	(541)	73,379
Deferred tax assets	—	—	15,183	79	—	15,262
Prepaid expenses and other current assets	2	329	4,880	638	—	5,849
Assets of discontinued operations	—	—	7	—	—	7

Total current assets	448	329	195,549	24,287	(541)	220,072

Property and equipment, net	—	—	30,039	7,336	(2,370)	35,005
Goodwill	—	—	273,182	54,684	—	327,866
Intangible assets, net	—	—	93,458	15,426	—	108,884
Investment in subsidiaries	54,373	308,834	33,399	—	(396,606)	—
Intercompany receivable	215,199	82,402	813	—	(298,414)	—
Deferred tax assets	—	—	(—)	1,889	—	1,889
Other assets	—	10,033	603	117	—	10,753

Total assets	$270,020	$401,598	$627,043	$103,739	$(697,931)	$704,469

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$—	$7,134	$284	$2,427	$—	$9,845
Accounts payable	424	—	14,367	2,896	—	17,687
Accrued expenses	—	9,449	17,028	7,923	—	34,400
Liabilities of discontinued operations	—	—	92	—	—	92

Total current liabilities	424	16,583	31,771	13,246	—	62,024
Long-term debt and capital leases, net of current portion	—	330,642	1,059	—	—	331,701
Deferred tax liabilities	—	—	33,467	7,067	63	40,597
Intercompany payable	—	—	216,345	82,069	(298,414)	—
Other non-current liabilities	—	—	474	—	—	474

Total liabilities	424	347,225	283,116	102,382	(298,351)	434,796
Minority interests	—	—	—	747	—	747
Stockholders’ equity	269,596	54,373	343,927	610	(399,580)	268,926

Total liabilities, minority interests and stockholders’ equity	$270,020	$401,598	$627,043	$103,739	$(697,931)	$704,469

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of December 31, 2005
(in thousands)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$308	$—	$13,588	$3,304	$—	$17,200
Accounts receivable, net	—	—	48,589	5,220	—	53,809
Inventories, net	—	—	53,668	2,719	46	56,433
Deferred tax assets	—	—	9,538	—	—	9,538
Prepaid expenses and other current assets	1,108	351	2,994	160	—	4,613
Assets of discontinued operations	—	—	14	—	—	14

Total current assets	1,416	351	128,391	11,403	46	141,607

Property and equipment, net	—	—	23,113	5,952	(2,323)	26,742
Goodwill	—	—	236,892	53,363	—	290,255
Intangible assets, net	—	—	67,047	15,331	—	82,378
Investment in subsidiaries	55,078	206,453	41,182	—	(302,713)	—
Intercompany receivable	110,924	157,393	—	—	(268,317)	—
Other assets	—	10,458	597	—	—	11,055

Total assets	$167,418	$374,655	$497,222	$86,049	$(573,307)	$552,037

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$—	$7,134	$143	$10	$—	$7,287
Accounts payable	82	—	10,718	1,020	—	11,820
Accrued expenses	—	5,346	16,707	4,888	—	26,941
Liabilities of discontinued operations	—	—	295	—	—	295

Total current liabilities	82	12,480	27,863	5,918	—	46,343
Long-term debt and capital leases, net of current portion	—	307,099	695	—	—	307,794
Deferred tax liabilities	—	—	23,426	6,150	87	29,663
Intercompany payable	—	—	188,047	80,270	(268,317)	—
Other non-current liabilities	—	—	460	—	—	460

Total liabilities	82	319,579	240,491	92,338	(268,230)	384,260
Minority interests	—	—	—	670	—	670
Stockholders’ equity	167,336	55,076	256,731	(6,959)	(305,077)	167,107

Total liabilities, minority interests and stockholders’ equity	$167,418	$374,655	$497,222	$86,049	$(573,307)	$552,037

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Months Ended April 1, 2006
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$76,741	$12,809	$(1,425)	$88,125
Cost of sales	—	—	31,241	5,841	(1,375)	35,707

Gross margin	—	—	45,500	6,968	(50)	52,418

Operating expenses:
Selling, general and administrative	—	—	33,798	5,444	—	39,242
Research and development	—	—	6,472	376	—	6,848

Operating income	—	—	5,230	1,148	(50)	6,328

Other income (expense):
Interest income	—	3,776	107	14	(3,776)	121
Interest expense	—	(7,463)	(3,820)	(11)	3,776	(7,518)
Other income (expense), net	1,991	5,678	214	(304)	(7,695)	(116)

Income (loss) from continuing operations before income taxes and minority interests	1,991	1,991	1,731	847	(7,745)	(1,185)
Provision for income taxes	—	—	965	338	(24)	1,279
Minority interests	—	—	—	59	—	59

Income (loss) from continuing operations	1,991	1,991	766	450	(7,721)	(2,523)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	—	(2)	—	—	(2)

Net income (loss)	$1,991	$1,991	$764	$450	$(7,721)	$(2,525)

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Months Ended April 2, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$61,595	$11,047	$(1,083)	$71,559
Cost of sales	—	—	24,981	5,124	(1,074)	29,031

Gross margin	—	—	36,614	5,923	(9)	42,528

Operating expenses:
Selling, general and administrative	—	—	26,862	4,117	—	30,979
Research and development	—	—	2,122	357	—	2,479

Income from continuing operations	—	—	7,630	1,449	(9)	9,070

Other income (expense):
Interest income	2	—	82	—	—	84
Interest expense	—	(6,975)	(43)	21	—	(6,997)
Other income (expense), net	1,720	8,694	178	(155)	(10,413)	24

Income from continuing operations before minority interests and income taxes	1,722	1,719	7,847	1,315	(10,422)	2,181
Provision for income taxes	—	—	234	642	(3)	873
Minority interests	—	—	—	26	—	26

Net income from continuing operations	1,722	1,719	7,613	647	(10,419)	1,282
Income from discontinued operations	—	—	311	—	—	311

Net income	$1,722	$1,719	$7,924	$647	$(10,419)	$1,593

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Three Months Ended April 1, 2006
(in thousands and unaudited)

	Encore	Encore
	Medical	Medical	Other	Non	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
OPERATING ACTIVITIES:
Net loss	$1,991	$1,991	$764	$450	$(7,721)	$(2,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	—	—	1,687	686	(39)	2,334
Amortization of intangibles	—	—	1,050	416	—	1,466
Amortization of debt issuance costs	—	542	—	—	—	542
Non-cash interest expense	—	27	—	—	—	27
Stock-based compensation	—	—	823	—	—	823
Loss on disposal of assets	—	—	219	85	(82)	222
Deferred income taxes	—	—	99	(149)	(24)	(74)
Income from subsidiaries	(1,991)	(4,769)	(350)	—	7,110	—
Provision for bad debt expense and sales returns	—	—	1,986	93	—	2,079
Inventory reserves	—	—	1,012	52	—	1,064
Minority interests	—	—	—	59	—	59
Excess tax benefit associated with stock option exercises	—	—	(945)	—	—	(945)
In-process research and development	—	—	4,016	—	—	4,016
Net effect of discontinued operations	—	—	(196)	—	—	(196)

Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	—	(6,383)	918	—	(5,465)
Inventories	—	—	(2,584)	(221)	588	(2,217)
Prepaid expenses, other assets and liabilities	1,106	19	(837)	(105)	—	183
Accounts payable and accrued expenses	341	4,103	(2,484)	(2,839)	—	(879)

Net cash provided by operating activities	1,447	1,913	(2,123)	(555)	(168)	514

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(233)	(2)	—	—	(235)
Proceeds on sale of assets	—	—	61	—	—	61
Purchases of property and equipment	—	—	(3,151)	(850)	168	(3,833)
Acquisition of intangibles	—	—	(250)	(134)	—	(384)

Net cash used in investing activities	—	(233)	(3,342)	(984)	168	(4,391)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,416	—	—	—	—	2,416
Intercompany	(3,725)	(25,197)	24,006	4,916	—	—
Excess tax benefit associated with stock option exercises	—	—	945	—	—	945
Proceeds from long-term obligations	—	25,300	—	—	—	25,300
Payments on long-term obligations	—	(1,783)	(15,262)	(2,096)	—	(19,141)

Net cash provided by financing activities	(1,309)	(1,680)	9,689	2,820	—	9,520
Effect of exchange rate on cash and cash equivalents	—	—	—	84	—	84

Net decrease in cash and cash equivalents	138	—	4,224	1,365	—	5,727

Cash and cash equivalents at beginning of year	308	—	13,588	3,304	—	17,200

Cash and cash equivalents at end of period	$446	$—	$17,812	$4,669	$—	$22,927

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Three Months Ended April 2, 2005
(in thousands and unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
OPERATING ACTIVITIES:
Net income	$1,722	$1,719	$7,924	$647	$(10,419)	$1,593
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	—	—	1,306	737	—	2,043
Amortization of intangibles	—	—	789	421	—	1,210
Amortization of debt issuance costs	—	553	—	—	—	553
Non-cash interest expense	—	24	—	—	—	24
Stock-based compensation	—	—	38	—	—	38
(Gain) loss on disposal of assets	—	—	(97)	304	—	207
Deferred income taxes	—	(3,651)	6,035	262	—	2,646
Provision for bad debt expense and sales returns	—	—	1,096	36	—	1,132
Inventory reserves	—	—	1,484	—	—	1,484
Minority interests	—	—	—	26	—	26
Tax benefit associated with stock options	(49)	—	—	—	—	(49)
Net effect of discontinued operations	—	—	88	—	—	88
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	—	3,129	(277)	—	2,852
Inventories	—	—	(4,458)	(191)	9	(4,640)
Prepaid expenses, other assets and liabilities	4	—	(1,987)	(283)	—	(2,266)
Accounts payable and accrued expenses	(2)	(3,877)	(2,700)	(713)	(3)	(7,295)

Net cash used in operating activities	1,675	(5,232)	12,647	969	(10,413)	(354)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(156)	(15,090)	—	—	(15,246)
Investment in subsidiaries	(1,719)	(8,694)	—	—	10,413	—
Purchases of property and equipment	—	—	(1,385)	(663)	—	(2,048)
Net effect of discontinued operations	—	—	(2)	—	—	(2)

Net cash used in investing activities	(1,719)	(8,850)	(16,477)	(663)	10,413	(17,296)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	48	—	—	—	—	48
Proceeds from notes received for sale of common stock	102	—	—	—	—	102
Intercompany	3,177	1,423	(5,476)	876	—	—
Proceeds from long-term obligations	—	14,700	—	—	—	14,700
Payments on long-term obligations	—	(1,875)	(230)	(21)	—	(2,126)
Payment of debt issuance costs	—	(166)	—	—	—	(166)
Dividend paid to minority interests	—	—	—	(198)	—	(198)

Net cash provided by financing activities	3,327	14,082	(5,706)	657	—	12,360
Effect of exchange rate on cash and cash equivalents	—	—	28	(315)	—	(287)
Net decrease in cash and cash equivalents	3,283	—	(9,508)	648	—	(5,577)
Cash and cash equivalents at beginning of period	739	—	15,223	3,927	—	19,889

Cash and cash equivalents at end of period	$4,022	$—	$5,715	$4,575	$—	$14,312

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
          In recent years, our growth has been driven both by the introduction of products facilitated by our research and development efforts and selected acquisitions of businesses or products in the orthopedic industry. During the first quarter of 2006, we completed our acquisition of Compex Technologies, Inc. (“Compex”). This acquisition expanded upon our at-home therapy product lines acquired from Empi, Inc. (“Empi”) in October 2004. In addition since 2001, we have completed two other acquisitions which have enhanced our presence in the orthopedic market and expanded the product lines offered by our Orthopedic Rehabilitation Division to include electrotherapy, rehabilitation equipment and related products. Our February 2005 acquisition of the assets of Osteoimplant Technology, Inc. (“OTI”) added the Advanced Spine spinal implant product line and total knee and hip implant designs to our Surgical Implant Division’s existing product offerings.
          The nature of our business requires significant investment in accounts receivable, inventory, new product development and debt service requirements. We have a diverse group of customers to whom we sell our products. In order to collect our revenues, we employ a variety of processes tailored to meet the needs of our customers. In addition, our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Many of our domestic customers require consignment product to be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. Finally, our growth is driven by new product development and selected acquisitions. These initiatives demand investment in development efforts and currently require us to meet significant debt service requirements.
          On August 8, 2005, we completed the sale of our soft goods product line to dj Orthopedics, LLC (“dj”) for a cash payment of approximately $9.5 million. The sale to dj of our former soft goods product line in the third quarter of 2005 enabled us to use after-tax net proceeds to reduce our debt and provided expansion space for our growing Surgical Implant Division operations. For accounting purposes, the operating results of the soft goods product line and the gain on asset sale associated with this transaction have been classified as discontinued operations in the consolidated statements of operations for all historical periods presented in this report.
          Our net sales increased 23.2% in the first quarter of 2006 to $88.1 million compared to $71.6 million in the quarter ended April 2, 2005. Our first quarter 2006 comparative operating performance was driven by continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions along with one month of revenue contribution from our Compex acquisition. Gross margin as a percentage of our net sales increased to 59.5% in the first quarter of 2006 from 59.4% in the first quarter of 2005. Our operating income of $6.3 million for the first quarter of 2006 decreased from $9.1 million in the same period of 2005 due to (i) a $4.0 million charge for in-process research and development costs stemming from our Compex acquisition, (ii) $280,000 of expense related to the write up to fair market value of inventory acquired in the Compex acquisition, with the remainder to be expensed by the end of the second quarter of 2006, and (iii) $818,000 of stock based compensation expense resulting from the implementation of SFAS 123(R) in the first quarter of 2006. We recorded a loss from continuing operations of $2.5 million, or $0.04 of diluted earnings per share in the first quarter of 2006 compared to income from continuing operations of $1.3 million, or $0.02 of diluted earnings per share, in the first quarter of 2005. In the first quarter of 2006, we had 59.0 million diluted shares outstanding, compared to 52.4 million diluted shares outstanding in the same period last year.
Results of Operations
          The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	40.5	40.6

Gross margin	59.5	59.4
Operating expenses:
Selling, general and administrative	44.5	43.3
Research and development	7.8	3.4

Operating income	7.2	12.7
Other income (expense):
Interest income	0.1	0.1
Interest expense	(8.5)	(9.8)
Other income (expense), net	(0.1)	—

Income (loss) from continuing operations before income taxes and minority interests	(1.3)	3.0
Provision for income taxes	1.5	1.2
Minority interests	0.1	—

Income (loss) from continuing operations	(2.9)	1.8
Discontinued operations:
Income (loss) from discontinued operations (net of income tax expense)	—	0.4

Net income (loss)	(2.9%)	2.2%

Three Months Ended April 1, 2006, as Compared to the Three Months Ended April 2, 2005
          Net sales. Our net sales for the quarter ended April 1, 2006 were $88.1 million, representing an increase of 23.2% over net sales of $71.6 million in the quarter ended April 2, 2005, driven by continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions. Our domestic net sales increased 26.0% to $70.0 million in the first quarter of 2006 from $55.5 million in the first quarter of 2005. Our foreign net sales increased 13.1%, to $18.1 million for the first three months of 2006 from $16.0 million for the same period in 2005.

     The following table sets forth the geographic mix of our net sales for the first quarter of 2006 compared to the first quarter of 2005.

	Domestic			International			Total
			%			%			%
(In thousands, except %)	2006	2005	Growth	2006	2005	Growth	2006	2005	Growth
Orthopedic Rehabilitation Division	$56,970	$44,743	27.3%	$15,730	$14,525	8.3%	$72,700	$59,268	22.7%
Surgical Implant Division	13,042	10,806	20.7%	2,383	1,485	60.5%	15,425	12,291	25.5%

Total	$70,012	$55,549	26.0%	$18,113	$16,010	13.1%	$88,125	$71,559	23.2%

          Our Orthopedic Rehabilitation Division achieved net sales of $72.7 million during the first quarter of 2006, which was an increase of 22.7% over revenue of $59.3 million in the first quarter of 2005, led by continued growth in our clinical electrotherapy, home electrotherapy and catalogue products. The Division also benefited from one month of revenue contribution from our Compex acquisition.
          Our Surgical Implant Division achieved net sales of $15.4 million in the first quarter of 2006, a 25.5% increase over the same period in the prior year. Domestic Surgical Implant Division sales for the first quarter of 2006 grew 20.7% to $13.0 million compared to $10.8 million in the first quarter of 2005. International sales of $2.4 million in the first quarter of 2006 grew 60.5% over the prior year’s first quarter sales of $1.5 million. Revenue growth in our Surgical Implant Division was driven primarily by growth in our knee, hip and shoulder product lines, increased international market penetration and sales of Advanced Spine TM and other total joint products from our February 2005 acquisition of the assets of Osteoimplant Technologies, Inc. (“OTI”).
          In the first quarter of 2006, our sales of new products, which are products that have been on the market less than one year, were $5.9 million compared to first quarter 2005 new product sales of $2.2 million.
          Gross margin. Our overall gross margin as a percentage of net sales increased to 59.5% in the first quarter 2006 from 59.4% in the first quarter of 2005. Gross margin in the first quarter of 2006 was negatively impacted by $280,000 of expense related to the write up to fair market value of inventory acquired in the Compex acquisition. Our Orthopedic Rehabilitation Division gross margin of 55.9%, compared to that division’s gross margin of 55.2% in the first quarter of 2005, was negatively impacted by the inventory write up expense described above and positively impacted by one month of gross margin contribution from our Compex acquisition. Surgical Implant Division gross margin of 76.4% in the first quarter of 2006 compared to gross margin of 79.9% in the first quarter of 2005, due primarily to growth in international sales, which are at a lower comparative gross margin.
          Selling, General and Administrative. Our selling, general, and administrative expenses increased to $39.2 million in the first quarter of 2006 from $31.0 million in the first quarter of 2005. As a percentage of net sales, selling, general, and administrative expenses increased to 44.5% from 43.3% in the prior year first quarter. Increased selling, general and administrative expenses associated with Compex, and higher commissions and royalties associated with increased sales comprise the majority of this increase. In addition, we recorded approximately $800,000 of employee stock compensation in the first quarter of 2006 in connection with the implementation of SFAS 123(R) as of January 1, 2006.
          Research and Development. Our research and development expenses increased significantly to $6.8 million for the first quarter of 2006 from $2.5 million for the first quarter of 2005. In connection with the Compex acquisition, we recognized $4.0 million of in-process research and development costs. The addition of Compex research and development expenses and higher product development costs also contributed to this increase.
          Operating Income. Our operating income of $6.3 million or 7.2% of revenue, in the first quarter of 2006 compared to operating income of $9.1 million, or 12.7% of revenue, in the first quarter of 2005. Operating income in the first quarter was negatively impacted by approximately $4.0 million of expense related to the write off of in-process research and development associated with the Compex acquisition and $280,000 of expense related to the write up of inventory acquired in the Compex acquisition to fair market value. In addition, we incurred $818,000 of stock based compensation expense in the first quarter of 2006.
          Interest Expense. Our interest expense increased to $7.5 million in the first quarter of 2006 compared to interest expense of $7.0 million in the first quarter of 2005. The comparative increase in first quarter 2006 interest expense over the prior year period was principally driven by higher interest rates on the floating portion of the Company’s outstanding indebtedness and increased borrowings to finance the OTI acquisition in February 2005 along with borrowings in connection with the Compex acquisition in February 2006.
          Provision for Income Taxes. For the first quarter of 2006, we recorded approximately $1.3 million of income tax expense on a per-tax loss of approximately $1.2 million due to the recording of approximately $4.0 million of in-process research and development (“IPR&D”) costs, which are not deductible. We have treated the IPR&D charge as a discrete item, and as such, recorded the entire income tax impact in Q1 2006. Excluding the IPR&D charge, our effective tax rate would have approximated 42%. The increased rate from that we used in 2005 (approximately 40%), principally resulted from our adoption of FAS 123R and the fact that certain of our stock compensation costs are not deductible for income tax purposes.
          Net Income. We recognized a net loss for the first quarter of 2006 of $2.5 million, or $0.04 of diluted earnings per share, compared to net income of $1.6 million or $0.03 of diluted earnings per share ($0.02 from continuing operations, $0.01 from discontinued operations), in the first quarter of 2005 based on the factors discussed above.
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
     At April 1, 2006, we have goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, net
Orthopedic Rehabilitation Division	$317,610	$105,243
Surgical Implant Division	10,256	3,641

Total	$327,866	$108,884

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
     Our gross deferred tax asset balance is approximately $21.9 million at April 1, 2006 and primarily relates to receivable and inventory reserves, accrued compensation and net operating loss carryforwards. As of April 1, 2006, we have recorded a valuation allowance of $2.4 million due to uncertainties related to our ability to realize certain foreign net operating loss carryforwards acquired in connection with the Empi and Compex acquisitions.
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
Recent Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes”, and FASB SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting standard when the standard does not include specific transition provisions and is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial condition, results of operations or cash flows.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our financial condition, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). This Statement revised SFAS No. 123 (“SFAS 123”) by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.
     Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.
     As permitted under SFAS 123, we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees prior to January 1, 2006. Accordingly, we measured compensation cost for stock options as the excess, if any, of the market price of our common stock at the date of grant over the exercise price. Historically, we had recognized no compensation cost under APB 25.
     Prior to the adoption of SFAS 123R, we presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-

15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.
     In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards” (“FSP FAS 123R-3”). We have elected to adopt the transition guidance for the additional paid-in-capital pool (“APIC pool”) in paragraph 81 of SFAS 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS 123R.
     With the adoption of SFAS 123R, we elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire award. The following table summarizes the effect of adopting SFAS 123R for the quarter ending April 1, 2006:

Stock-option compensation expense recognized:
Cost of sales	$16
Selling, general and administrative	794
Research and development	8

Total	$818
Related deferred income tax benefit	110
Decrease in net income	$708

Impact on basic and diluted net loss per common share	($0.01)
Liquidity and Capital Resources
     During our quarter ended April 1, 2006, our operating activities provided $514,000 of cash and cash equivalents as compared to our quarter ended April 2, 2005 when our operating activities used cash of $354,000 an improvement of $868,000. In the first quarter of 2006, cash used for inventory, prepaids and accounts payable and accrued expenses declined in comparison to the first quarter of 2005 while cash used for accounts receivable increased, resulting in a net improvement in cash flow from operating assets and liabilities of $3.0 million. This improvement was offset by a $1.2 million reduction in our cash flow related to net income, adjusted for noncash items, from the first quarter of 2006 of $9.8 million compared to the first quarter of 2005 of $11.0 million. In addition, prior to the adoption of SFAS 123R, we presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow. For the quarter ended April 1, 2006, our excess tax benefit associated with stock option exercises totaled approximately $945,000, and this reclassification resulted in a decrease in our operating cash flow of $945,000.
     Investing activities used $4.4 million of cash in the first quarter of 2006 compared to $17.3 million in the first quarter of 2005, a $12.9 million decline of cash used for investing activities primarily resulting from our OTI acquisition in February 2005. We used a $15.2 million in cash in the first quarter of 2005 to purchase the assets of OTI. In contrast, our first quarter 2006 acquisition of Compex was purchased through the issuance of stock. This $15.0 million increase in cash flow related to acquisitions was offset by an additional $1.8 million of cash used for purchases of property and equipment compared to the first quarter of 2005.
     Cash provided by financing activities in the first quarter of 2005 of $9.5 million decreased $2.9 million from the first quarter of 2005, when cash provided by financing activities was $12.4 million. Our net borrowings, or the difference between proceeds from borrowings and related debt payments, provided $6.2 million of cash in the first quarter of 2006, a net decrease in cash from net borrowings of $6.4 million compared to net borrowings of $12.6 million in the first quarter of 2005. In the first quarter of 2006, we borrowed $25.3 million under our revolving credit facility in connection with our Compex acquisition, and we paid $19.1 million on long-term debt, $17.3 million of which represented a retirement of bank debt acquired from Compex. In the first quarter of 2005, we borrowed $14.7 million under our revolving credit facility to finance our acquisition of OTI. We also paid $2.1 million on long-term debt representing our regularly scheduled principal payments. In addition, during the first quarter of 2006, we received approximately $2.4 million in proceeds from option exercises principally by former Compex executives. Finally, we received $945,000 of excess tax benefit associated with the exercise of these stock options.

     Since our inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. We believe there is sufficient liquidity to fund current operations and contingencies. In connection with our Compex acquisition, our revolving credit facility was increased from $30 million to $50 million. As a result, on February 24, 2006 our senior credit facility with a syndicate of banks, financial institutions and other institutional lenders led by Bank of America, N.A., provides for aggregate borrowings of up to $200 million, comprised of a five-year $50 million revolving credit facility, and a six-year $150 million term loan facility (the “Credit Facility”). Proceeds from the term loan facility were used to finance the cash portion of our purchase of Empi. In February 2005, we borrowed $14.7 million from our existing line of credit to finance the purchase of OTI. During the first quarter of 2006, we borrowed $25.3 million from our revolving credit facility in connection with our Compex acquisition. The remaining $10 million available under our revolving credit facility as of April 1, 2006 can be used for general corporate purposes, subject to certain limitations. We executed various security documents, and we pledged to the lenders all of our domestic assets and 66% of the equity holdings of our foreign subsidiaries to secure the financing under the Credit Facility. The interest rate under the Credit Facility is dependent upon, among other things, our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. Based on that ratio as of April 1, 2006, our interest rate is 7.34% and is equal to Bank of America’s base rate plus 0.5%, or the London Interbank Offered Rate (LIBOR) plus 3.00%. Our outstanding balance owed under our Credit Facility was $173.7 million as of April 1, 2006.
     Our term loan facility is payable in quarterly installments of principal of (a) $1.8 million, for each of the next seven quarterly periods, (b) $3.6 million, for each of the following eight quarterly periods, and (c) $23.2 million, for each of the last four quarterly periods, with the last payment due in October 2010.
     Additionally, on October 4, 2004, we sold to investors $165 million in aggregate principal amount of 9 3/4% senior subordinated notes due 2012 (the “notes”) at a purchase price of 99.314% of the principal amount of the notes. Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semi-annually on April 1 and October 1. The lenders’ rights under the notes are junior and subordinate to the rights of the various lenders and the security interests created by the security documents executed pursuant to the Credit Facility. We owed $164 million in principal amount of the notes on April 1, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. Our primary exposure is to changing interest rates. We are exposed to interest rate risk in connection with our Credit Facility, which bears interest at floating rates based on the London Interbank Offering Rate (LIBOR) or Bank of America’s base rate plus 0.5%. Our outstanding balance under this agreement was $173.7 million as of April 1, 2006.
     We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. Our $200 million credit facility is based on variable interest rates. As of April 1, 2006, utilizing a hedging strategy, we have swapped variable rates for fixed rates on $50 million of the borrowing under the Credit Facility thereby locking in a fixed rate on this portion of the principal. A hypothetical 1% increase in variable interest rates for the Credit Facility would have impacted our earnings and cash flow, for the quarter ended April 1, 2006, by approximately $1.2 million. All of our other debt is fixed rate debt. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.
     In recent years, in particular with the Empi acquisition and expanding as a result of the Compex acquisition, we have begun to directly distribute our Orthopedic Rehabilitation Division products in selected foreign markets, and some of the sales of our products in European markets are denominated in euros, which would cause currency fluctuations to more directly impact our operating results. During the first quarter of 2006, our average monthly euro sales approximated $4.7 million.
     Our German subsidiary, whose functional currency is euros, is billed for certain inventory in U.S. dollars. Our U.S. operations are subject to risk associated with international currency exchange rates on purchases of inventory from a small number of suppliers. In addition, our Swiss subsidiary, acquired as part of the Compex acquisition whose functional currency is euros, must pay a portion of its operating expenses in Swiss francs. Our German subsidiary periodically utilizes international currency derivatives to limit its risk to currency fluctuations. These derivatives are in the form of forward currency contracts used to manage currency fluctuation on purchases of inventory that are denominated in U.S. dollars. We did not have any foreign currency derivatives outstanding as of April 1, 2006.
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
Changes in Internal Control Over Financial Reporting
     We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and / or operating results. The information presented below updates and should be read in conjunction with the risk factors and information discussed in our 2005 Form 10-K.
     Our success in marketing consumer products in the U.S. depends on a number of factors, and we cannot assure you that our efforts will be successful
     We have not sold substantial volumes of consumer products in the U.S., but as a result of acquiring Compex, we will devote resources to market consumer products for health and fitness applications. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including:
•	Our ability to obtain clearance from the FDA and other regulatory authorities to market electrical stimulation products for all relevant consumer applications;

•	Our ability to maintain distribution rights with, and to obtain adequate quantities of product from, the manufacturers of consumer products for which we serve as a distributor;

•	Our ability to establish consumer demand with a marketing budget which is relatively low compared to the much larger companies with which we compete in the electrical stimulation consumer market;

•	Our ability to secure “shelf space” in the United States with significant retailers; and

•	The effectiveness of our new products for their intended applications.
Item 2. Unregistered Sales Of Equity Securities And Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     A special meeting of our stockholders was held on February 23, 2006. At the meeting, our stockholders acted on the following matters:
     1. Issuance of shares of common stock, par value $0.001 per share, pursuant to the Agreement and Plan of Merger, dated as of November 11, 2005, by and among Encore, Encore-Snow Acquisition Corp., which is a wholly owned subsidiary of Encore, and Compex Technologies, Inc.

Voted For	Voted Against	Abstain

39,297,992	127,400	129,782
     2. Amendment to Encore’s 1996 Incentive Stock Plan increasing the number of shares of common stock authorized for issuance under the plan.

Voted For	Voted Against	Abstain

32,943,938	6,591,407	19,829
Item 5. Other Information
     None.
Item 6. Exhibits

a)	Exhibits.
	31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

	31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

	32.1	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

	32.2	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2006 Date	By:	/s/ Kenneth W. Davidson Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 10, 2006 Date	By:	/s/ William W. Burke William W. Burke, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)