Form 10-Q
period 2006-07-01
ENCORE MEDICAL CORP
filed 2006-08-09
CIK 944763

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 1, 2006:

Class	Outstanding as of August 1, 2006

Common Stock; $0.001 Par Value per Share	71,395,414 shares

ENCORE MEDICAL CORPORATION
Quarterly Report on Form 10-Q
For the period ended July 1, 2006

Part I. Financial Information
Item 1. Financial Statements
ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 1, 2006 and December 31, 2005
(in thousands except per share data)
(unaudited)

	July 1,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$23,000	$17,200
Accounts receivable, net	97,981	53,809
Inventories, net	72,005	56,433
Deferred tax assets	15,075	9,538
Prepaid expenses and other current assets	5,331	4,613
Assets of discontinued operations	6,794	14

Total current assets	220,186	141,607
Property and equipment, net	35,900	26,742
Goodwill	330,060	290,255
Intangible assets, net	108,961	82,378
Deferred tax assets	1,908	—
Other assets	10,245	11,055

Total assets	$707,260	$552,037

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$9,942	$7,287
Accounts payable	18,215	11,820
Accrued expenses	33,979	26,941
Deferred tax liability	19	—
Liabilities of discontinued operations	69	295

Total current liabilities	62,224	46,343
Long-term debt and capital leases, net of current portion	329,892	307,794
Deferred tax liabilities	41,585	29,663
Other non-current liabilities	524	460

Total liabilities	434,225	384,260

Minority interests	836	670

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 71,580,000 and 52,365,000 shares issued, respectively	72	52
Additional paid-in capital	259,295	155,399
Notes received for sale of common stock	(846)	(846)
Retained earnings	12,597	15,906
Accumulated other comprehensive income (loss)	2,731	(1,757)
Less: cost of repurchased stock (512,000 shares)	(1,650)	(1,647)

Total stockholders’ equity	272,199	167,107

Total liabilities, minority interests and stockholders’ equity	$707,260	$552,037

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and six months ended July 1, 2006 and July 2, 2005
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	$95,915	$74,429	$182,828	$145,988
Cost of sales	38,011	29,218	72,971	58,249

Gross margin	57,904	45,211	109,857	87,739

Operating expenses:
Selling, general and administrative	47,265	32,199	85,790	63,177
Research and development	3,289	2,412	10,137	4,892

Operating income	7,350	10,600	13,930	19,670

Other income (expense):
Interest income	119	86	240	171
Interest expense	(7,962)	(7,345)	(15,480)	(14,342)
Other income (expense), net	72	234	(44)	257

Income (loss) from continuing operations before income taxes and minority interests	(421)	3,575	(1,354)	5,756
Provision (benefit) for income taxes	(1)	1,349	1,399	2,224
Minority interests	53	17	112	43

Income (loss) from continuing operations	(473)	2,209	(2,865)	3,489
Discontinued operations:
Income (loss) from discontinued operations (net of income tax (benefit) expense of $(289), $142, $(410) and $347, respectively)	(312)	231	(444)	544

Net income (loss)	$(785)	$2,440	$(3,309)	$4,033

Earnings (loss) per share — basic:
Income (loss) from continuing operations	$(0.01)	$0.04	$(0.04)	$0.07
Income (loss) from discontinued operations	0.00	0.01	(0.01)	0.01

Net income (loss)	$(0.01)	$0.05	$(0.05)	$0.08

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$(0.01)	$0.04	$(0.04)	$0.07
Income (loss) from discontinued operations	0.00	0.01	(0.01)	0.01

Net income (loss)	$(0.01)	$0.05	$(0.05)	$0.08

Weighted average number of common shares outstanding:
Basic	71,019	51,744	65,009	51,722
Diluted	71,019	52,289	65,009	52,348
See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the six months ended July 1, 2006 and July 2, 2005
(in thousands)
(unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(3,309)	$4,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,064	4,156
Amortization of intangibles	3,369	2,530
Amortization of debt issuance costs	1,073	1,103
Non-cash interest expense	54	49
Stock-based compensation	1,971	91
Loss on disposal of assets	225	774
Deferred income taxes	(263)	(1,947)
Provision for bad debt expense and sales returns	4,352	2,329
Inventory reserves	1,731	2,377
Minority interests	112	43
Excess tax benefit associated with stock option exercises	(984)	(49)
In-process research and development	3,897	—
Net effect of discontinued operations	(659)	679
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(2,304)	1,072
Inventories	(8,301)	(4,923)
Prepaid expenses, other assets and liabilities	2,790	(1,115)
Accounts payable and accrued expenses	(3,356)	(439)

Net cash provided by operating activities	5,462	10,763
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(779)	(21,065)
Proceeds on sale of assets	64	—
Purchases of property and equipment	(6,983)	(3,808)
Acquisition of intangibles	(244)	—
Net effect of discontinued operations	—	(2)

Net cash used in investing activities	(7,942)	(24,875)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,618	181
Proceeds from notes received for sale of common stock	—	102
Excess tax benefit associated with stock option exercises	984	—
Proceeds from long-term obligations	25,300	14,700
Payments on long-term obligations	(20,995)	(4,046)
Payment of debt issuance costs	(10)	(226)
Dividend paid to minority interests	—	(198)

Net cash provided by financing activities	7,897	10,513
Effect of exchange rate on cash and cash equivalents	383	(624)

Net increase (decrease) in cash and cash equivalents	5,800	(4,223)
Cash and cash equivalents at beginning of year	17,200	19,889

Cash and cash equivalents at end of period	$23,000	$15,666

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,113	$12,362
Cash paid for income taxes	3,581	4,894
Non-cash investing and financing activities:
Capital lease obligations related to equipment leases	$384	—
See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries and those entities in which we hold a controlling interest (individually and collectively referred to as “us,” “we,” “our company” or “Encore”). Minority interest reflects the 50% separate ownership of Medireha GmbH (“Medireha”) due to our controlling interest which results from our being Medireha’s only customer and our ability to direct Medireha’s production and research and development efforts. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements and accompanying footnotes reflect certain reclassifications that have been made to prior period information to conform to the current year presentation. These reclassifications have no effect on previously reported net income (loss). Operating results for the three and six-month periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2005.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Stock Based Compensation
Change in Accounting Principle
Effective January 1, 2006, we adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.
As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we elected to follow Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees “ (“APB 25”), and related interpretations in accounting for stock-based awards to employees prior to January 1, 2006. Accordingly, compensation cost for stock options was measured as the excess, if any, of the market price of our common stock at the date of grant over the exercise price. Historically, we had not recognized any compensation cost under APB 25.
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
Summary of Plans
As of July 1, 2006, up to 10,614,090 shares of common stock are reserved for issuance under our stock plans (which are described below) for the benefit of certain directors, employees and consultants. Under our Stock Plans, options generally expire ten years from the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over a period of three to four years.
The 1996 Incentive Stock Plan (the “1996 Plan”) provides for the grant of a variety of equity related awards, including, but not limited to, incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, to key employees of Encore and its subsidiaries. On February 23, 2006, our stockholders approved an amendment to our 1996 Plan increasing the number of shares of common stock authorized for issuance under the 1996 Plan from 4,500,000 to 9,500,000. The 1997 Distributor Advisory Panel Stock Option Plan provides for the grant of stock options to those persons or entities that are our sales representatives and distributors of our products. The 1997 Surgeon Advisory Panel Stock Option Plan provides for the grant of stock options to those surgeons who are serving as members of our surgeon advisory panel. The 2000 Non-Employee Director Stock Option Plan provides for the grant of options to non-employee directors of Encore. The Empi Inc. (“Empi”) Individual Option Agreement Plan includes incentive stock options and non-qualified stock options available for grant to those employees of Empi who joined our company as a result of our acquisition of Empi in 2004.
At the May 18, 2006 annual stockholders meeting, stockholders approved the 2006 Incentive Stock Plan (the “2006 Plan”). Under the 2006 Plan, certain employees of Encore and its subsidiaries are eligible to receive equity rewards in the form of stock options, stock appreciation rights, restricted stock and other equity based compensation. The 2006 Plan also provides the Compensation Committee of the Board of Directors with other alternatives to help reward and retain our employees, including stock appreciation rights, restricted stock awards, unrestricted stock, deferred stock awards, and performance unit awards. The 2006 Plan is administered by the Compensation Committee which is appointed by the Board of Directors. To date, no shares have been granted under the 2006 Plan.
Summary of Assumptions and Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock, and other factors such as implied volatility of traded options. In periods prior to January 1, 2006, we generally estimated volatility based upon historical volatility of our common stock. The change in determining the expected volatility assumption was based upon the inclusion of implied volatility of traded Encore options, consistent with the guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The expected life assumptions were derived from our review of annual historical employee exercise behavior of option grants with similar vesting periods. Expected life is calculated in two tranches based on the employment level in the company defined as management or non-management. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

	Three Months Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2006	2005*	2006	2005*
Dividend Yield	0.0%	0%	0.0%	0%
Expected volatility	61.0%	80.4%	61.0%	81.0%
Risk-free interest rate	5.0%	3.7%	4.8%	3.9%
Expected life	4.5 to 5.6 yrs	4.0 yrs	4.5 to 5.6 yrs	4.1 yrs
*The assumptions used in the six months ended July 2, 2005 were used to calculate pro forma compensation expense per SFAS 123.
A summary of option activity as of July 1, 2006, and changes during the period then ended, is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding, beginning of year	4,018,305	$5.02
Granted	4,169,582	4.03
Exercised	(954,390)	2.75
Canceled	(50,408)	6.14

Outstanding, end of period	7,183,089	$4.74	7.29	$4,562,456

Options exercisable at period end	3,943,438	$4.55	5.79	$4,281,904

The weighted average grant date fair value of options granted during the three months and six months ended July 1, 2006 was $2.71 and $3.68, respectively. The total intrinsic value of options exercised during the three months and six months ended July 1, 2006 was $117,000 and $2.8 million, respectively. Upon the exercise of options, we issue new common stock from our authorized shares.
Total unrecognized stock-based compensation expense related to nonvested stock options was approximately $7.3 million as of July 1, 2006. We anticipate this expense to be recognized over a weighted average period of approximately 2.0 years. See Note 13 regarding the announced sale of the Company, which would affect the timing of the recognition of this expense.
The following table summarizes the effect of adopting SFAS 123R for the quarter and six months ended July 1, 2006:

	Three Months	Six Months
	Ended	Ended
	July 1, 2006	July 1, 2006
Stock-option compensation expense recognized:
Cost of sales	$22	$37
Selling, general and administrative	1,064	1,858
Research and development	27	35

Total	1,113	1,930

Related deferred income tax benefit	(118)	(228)

Decrease in net income	$995	$1,702

Impact on basic and diluted net loss per common share	$0.01	$0.03

Pro-Forma Disclosure for three and six months ended July 2, 2005
If the fair value based method prescribed by SFAS 123 had been applied in measuring employee stock compensation expense for the three and six months ended July 2, 2005, the pro-forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

		Three Months	Six Months
		Ended	Ended
		July 2, 2005	July 2, 2005
Net income	As reported	$2,440	$4,033
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects		(457)	(830)

Net income	Pro forma	$1,983	$3,203

Earnings per share:
Basic:	As reported	$0.05	$0.08
	Pro forma	0.04	0.06
Diluted:	As reported	0.05	0.08
	Pro forma	0.04	0.06
The weighted average grant date fair value of options granted during the three months and six months ended July 2, 2005 was $3.00 and $3.22 per option, respectively.
Recent Accounting Pronouncements
In February 2006, the FASB issued Staff Position No. FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event” (“FSP FAS 123R-4”). FASB Staff Position FSP FAS 123R-4 amends FASB Statement of Financial Accounting Standards (SFAS) 123R to require evaluation of the probability of occurrence of a contingent cash settlement event in determining whether the underlying options or similar instruments issued as employee compensation should be classified as liabilities or equity. On the date the contingent event becomes probable of occurring the award must be recognized as a liability. On that date, the company recognizes a share-based liability equal to the portion of the award attributed to past service and any provision for accelerated vesting, multiplied by the fair value of the award on that date. We recently entered into a definitive agreement with two companies which were formed by and owned by Blackstone Capital Partners V L.P. (“Blackstone”) (the “Agreement”) to be acquired in a going private merger transaction. This Transaction (defined below) would trigger an acceleration clause in our employee stock option plan which would result in cash settlement for employee options. We do not believe the Transaction would be considered probable under FSP FAS 123R-4 at this time, due to the presence of certain unfulfilled conditions, including the approval of the Transaction by our stockholders that must be satisfied before the Transaction is concluded. See Recent Developments for a discussion of the impact of adopting the provisions of FSP FAS 123R-4 on our financial position, results of operations and liquidity, should the Transaction become probable.
In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment. We have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.
2. ACCOUNTS RECEIVABLE
A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Balance, beginning of period	$3,718	$3,882	$4,016	$2,735
Provision	2,273	1,197	4,352	2,329
Write-off charges and recoveries	(2,292)	(777)	(4,669)	(762)

Balance, end of period	$3,699	$4,302	$3,699	$4,302

3. INVENTORIES
Inventories consist of the following (in thousands):

	July 1,	December 31,
	2006	2005
Components and raw materials	$20,484	$13,697
Work in process	5,037	5,516
Finished goods	35,560	30,314
Inventory held on consignment	18,695	14,303

	79,776	63,830
Less-inventory reserves	(7,771)	(7,397)

	$72,005	$56,433

A summary of the activity in our inventory reserve for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Balance, beginning of period	$7,479	$6,116	$7,397	$4,993
Provision charged to cost of sales	669	893	1,731	2,377
Write-offs charged to reserve	(377)	(133)	(1,357)	(494)

Balance, end of period	$7,771	$6,876	$7,771	$6,876

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.
4. GOODWILL AND INTANGIBLE ASSETS
A summary of the activity in goodwill is presented below (in thousands):

	July 1,	December 31,
	2006	2005
Balance, beginning of year	$290,255	$286,231
Adjustment related to resolution of contingencies	(173)	5,958
Goodwill associated with the acquisition of Osteoimplant Technology, Inc. (“OTI”)	474	6,360
Goodwill associated with the acquisition of Compex Technologies, Inc. (“Compex”)	35,807	—
Adjustment related to tax benefit associated with Compex stock option exercises	(943)	—
Foreign currency translation	4,640	(8,294)

Balance, end of period	$330,060	$290,255

During 2005, the purchase price we paid to acquire Empi was adjusted to reflect the resolution of two contingencies. The first contingency related to an anticipated closing tax benefit generated by the completion of our Empi acquisition, which resulted in a $6.0 million payment to Empi’s former stockholders and option holders. The second contingency related to completion of the audit of Empi’s closing date balance sheet that resulted in a return to us of $291,000 of the original acquisition consideration. In addition, we incurred an additional $249,000 in purchase costs. During 2006, the recorded goodwill associated with our acquisition of Empi was adjusted to reflect the resolution of a tax contingency.
Refer to Notes 9 and 10 for a discussion of the OTI and Compex acquisitions, respectively.

At July 1, 2006, we had goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, Net
Orthopedic Rehabilitation Division	$319,804	$105,629
Surgical Implant Division	10,256	3,332

Total	$330,060	$108,961

Intangibles consisted of the following as of July 1, 2006 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$18,875	$(3,377)	$15,498
Customer-based	62,755	(7,228)	55,527

	$81,630	$(10,605)	71,025

Unamortizable intangible assets:
Trademarks			37,538
Foreign currency translation			398

Total intangible assets			$108,961

Intangibles consisted of the following as of December 31, 2005 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$10,552	$(2,281)	$8,271
Customer-based	48,011	(4,956)	43,055

	$58,563	$(7,237)	51,326

Unamortizable intangible assets:
Trademarks			31,768
Foreign currency translation			(716)

Total intangible assets			$82,378

During the six months ended July 1, 2006, we acquired $28.6 million of intangible assets in connection with the Compex acquisition and $244,000 of other intangible assets. Amortization expense for the six months ended July 1, 2006 and July 2, 2005 was $3.4 million and $2.5 million respectively.
Our amortizable assets will continue to be amortized over their useful lives ranging from 2 to 20 years.
Our estimated amortization expense for the six months ending December 31, 2006 and the next five years is as follows (in thousands):

For six months ended December 31, 2006	$3,704
For year ending December 31, 2007	7,155
For year ending December 31, 2008	6,851
For year ending December 31, 2009	6,564
For year ending December 31, 2010	5,888
For year ending December 31, 2011	5,702

5. LONG-TERM DEBT
Long-term debt (including capital lease obligations) consists of the following (tabular amounts in thousands):

	July 1, 2006	December 31, 2005
$200 million senior credit facility to a syndicate of financial institutions; composed of a $150 million six-year term loan and a five-year $50 million revolving credit facility due October 2010; collateralized by all domestic assets of Encore and pledge of 66% of the stock of foreign subsidiaries of Encore; interest rate at Bank of America’s base rate or the London Interbank Offered Rate (LIBOR), plus an applicable margin determined by, among other things, the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA); $10 million available under the revolving credit facility as of July 1, 2006; term loan subject to quarterly principal installments of (a) $1.8 million each of the next 6 quarters, (b) $3.6 million each of the following 8 quarters, and (c) $23.2 million each of the last 4 quarters with the last payment due October 2010; interest rate of 7.77% and 7.22% at July 1, 2006 and December 31, 2005, respectively.
	$171,974	$ 150,241
$165 million senior subordinated notes payable to institutional investors issued at 99.314% of principal amount; less unamortized discount of $954,000 and $1,008,000 at July 1, 2006 and December 31, 2005, respectively; interest rate of 9.75%; interest payable semi-annually on April 1 and October 1 of each year through October 1, 2012; junior and subordinate to senior credit facility; prepayable at a premium commencing October 1, 2008.	164,046	163,992
€5 million Swiss credit facility; payable in two €1 million installments on July 3, 2006 and July 4, 2006 respectively; collateralized by an equity interest held by Compex’s Swiss subsidiary; interest rate of 4.2% at July 1, 2006.	2,544	—
Note payable to a corporation, which is principally owned by an employee of the Company, in connection with the acquisition of Rehab Med+Equip by Empi in 2002; payable in July 2008; interest rate at higher of 5% or prime on the first business day of each calendar quarter; interest rate of 7.75 % and 6.75% at July 1, 2006 and December 31, 2005, respectively.	469	469
European bank loans to finance European working capital; monthly payments through March 2006, variable interest rate of 5.25% at December 31, 2005.	—	10
Capital lease obligations, collateralized by related equipment.	801	369

	339,834	315,081
Less — current portion	(9,942)	(7,287)

	$329,892	$ 307,794

In connection with our Compex acquisition, which was completed in February 2006, we incurred approximately $25.3 million in debt under our revolving credit facility, which was primarily used to repay bank debt owed by Compex. In addition, in connection with the Compex acquisition we increased the maximum amount we can borrow under our revolving line of credit from $30 million to $50 million.
The debt agreements related to the $200.0 million senior credit facility and the $165.0 million senior subordinated notes payable contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under both of the applicable agreements. As of July 1, 2006, we are in material compliance with all debt covenants and warranties. In addition, these debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations. See Note 14 regarding the announced sale of the Company, which could affect the timing of the repayment of the Company’s long-term debt, and the amortization of related debt issue costs, which approximated $8.9 million at July 1, 2006.
6. SEGMENT AND GEOGRAPHIC INFORMATION
We have two reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” (“SFAS 131”). Our reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The Orthopedic Rehabilitation

Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions. Since February 24, 2006, Compex results have been included in the results of our Orthopedic Rehabilitation Division. The Surgical Implant Division sells reconstructive products including knee, hip, shoulder and spinal implants.
Information regarding business segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales:
Orthopedic Rehabilitation Division	$80,628	$60,771	$152,116	$120,039
Surgical Implant Division	15,287	13,658	30,712	25,949

Consolidated net sales	$95,915	$74,429	$182,828	$145,988

Gross margin:
Orthopedic Rehabilitation Division	$45,999	$34,639	$86,163	$67,350
Surgical Implant Division	11,905	10,572	23,694	20,389

Consolidated gross margin	$57,904	$45,211	$109,857	$87,739

We allocate resources and evaluate the performance of our segments based on gross margin and therefore have not disclosed certain other items, such as depreciation, operating income, interest and income taxes as permitted by SFAS 131.
Geographic Area
The following are our net sales by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales:
United States	$74,681	$58,598	$143,481	$114,147
Germany	9,076	7,446	16,393	17,076
Other Europe, Middle East & Africa	9,401	4,994	17,054	9,177
Asia Pacific	1,747	2,429	4,160	3,733
Other	1,010	962	1,740	1,855

	$95,915	$74,429	$182,828	$145,988

The following are our long-lived assets by geographic area (in thousands):

	July 1,	December 31,
	2006	2005
United States	$393,328	$338,053
Europe	93,746	72,377

	$487,074	$410,430

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
Under the terms of our current credit facility, we made a $7.1 million principal payment using the net cash proceeds from the sale to dj of the pledged assets, which formerly constituted our orthopedic soft goods product line.
On June 30, 2006, we completed the sale of our Slendertone® U.S. consumer product line (“US Consumer product line”) for a purchase price of $2.35 million, plus the cost of inventory acquired. The assets sold were previously included in our Orthopedic Rehabilitation Division and comprised all of our Slendertone consumer product inventory and all of our rights to distribute Slendertone products in the United States. As part of this transaction the buyer has approximately 120 days to pay us for the value of the inventory. In addition, per the Transaction Services Agreement consummated on June 8, 2006, we have agreed to provide transition support for the Slendertone business in the U.S. over the next six months. We intend to use the net proceeds from this sale to invest in our core Surgical Implant and Orthopedic Rehabilitation businesses.
For accounting purposes, the operating results of the US Consumer product line and the soft goods product line have been classified as discontinued operations in the statement of operations for all historical periods.
Discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	$2,766	$3,578	$3,978	$7,375
Income (loss) from operations	(601)	480	(854)	1,112
Income (loss) before income taxes	(601)	373	(854)	891
Income tax (benefit) expense	(289)	142	(410)	347

Income (loss) from discontinued operations	$(312)	$231	$(444)	$544

Asset and liabilities of the discontinued operations are as follows (in thousands):

	July 1,	December 31,
	2006	2005
Current assets	$6,794	$14
Current liabilities	(69)	(295)

Net assets (liabilities)	$6,725	$(281)

As of July 1, 2006, current assets are composed of accounts receivable and current liabilities are composed of accounts payable both associated with the sale of our US consumer product lines.
8. EARNINGS PER SHARE
The following is a reconciliation of the shares used in the basic and diluted per share computations (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Shares used in computing basic earnings per share	71,019	51,744	65,009	51,722
Incremental shares from assumed conversions	—	545	—	626

Shares used in computing diluted earnings per share	71,019	52,289	65,009	52,348

For the quarters ended July 1, 2006 and July 2, 2005, we did not include the effect of 4,795,000 and 1,700,000 common stock equivalents, respectively, in the computation of diluted earnings per share because the inclusion of such would be anti-dilutive. The total number of common stock equivalents excluded from the calculation of diluted earnings per common share was 4,415,000 for the first six months of 2006 and 1,495,000 for the first six months of 2005.

9. ACQUISITION OF OTI
On February 22, 2005, we acquired substantially all of the assets of OTI, which included a line of spinal implant products and several total knee and hip implant designs. The total purchase price for the OTI assets of approximately $15.7 million was comprised of approximately $14.5 million payable in cash to OTI and $1.2 million in purchase costs. We borrowed $14.7 million from our existing line of credit to finance the OTI asset acquisition. The acquisition consideration is subject to adjustment based upon the final balance sheet as of the closing date, which remains the subject of a dispute between the former OTI shareholders and us. We do not anticipate the resolution of the dispute will have a material impact on our financial position or results of operations. In addition to the final balance sheet adjustment dispute, we have been involved in the defense of a patent infringement claim against us and OTI and are in a related dispute with OTI and its chief executive officer over certain representations and warranties that were made as part of the Asset Purchase Agreement. This dispute is currently the subject of litigation in which each party has asserted certain claims, including our claim for indemnification from the approximately $1.5 million escrow fund that was established pursuant to the Asset Purchase Agreement specifically for the purpose of funding indemnification claims. We have reflected the costs that we have incurred to date for which we believe we are entitled to indemnification as an account receivable. During the first quarter of 2006, we identified $474,000 of additional obsolete inventory related to inventory acquired with our acquisition of OTI which we recorded as an adjustment to the OTI purchase price as it did not relate to post acquisition activity.
We have included the results of OTI in our consolidated statement of operations since the February 22, 2005 date of acquisition.
10. ACQUISITION OF COMPEX
On February 24, 2006, pursuant to the terms of a merger agreement dated November 11, 2005, we acquired Compex, a Minnesota corporation. The total purchase price of approximately $102.8 million was comprised of 18.3 million shares of our common stock, valued at approximately $90.0 million, options to purchase 2.3 million shares of our common stock valued at $9.4 million, along with $3.4 million in purchase costs. We funded the merger, which we refer to as the Compex acquisition, with our common stock and $25.3 million of borrowings under the revolving credit facility with our senior creditors (see Note 5). In connection with the Compex acquisition, we retired $17.3 million of outstanding Compex debt.
The fair value of the Encore common stock issued of $90.0 million was determined as $4.93 per share based upon the average closing price of Encore’s common stock on the Nasdaq Global Market for the period from two days before to two days after the announcement of the Compex acquisition.
Under the purchase method of accounting, the total purchase price is allocated to the acquired tangible and identifiable intangible assets and the assumed liabilities of Compex based upon their estimated fair values as of the date of the merger. The following represents the preliminary allocation of the aggregate purchase price. Fair value for certain of the assets acquired (inventory, fixed assets and intangible assets) was estimated based upon preliminary evaluations and third party appraisals. For the majority of the remaining assets and liabilities, book value was deemed to approximate fair value due to the nature of the assets and liabilities. The following valuations are preliminary and are subject to change upon our further evaluation of the assets acquired and liabilities assumed (in thousands):

Current assets	$75,849
Tangible and other non-current assets	8,661
Liabilities assumed	(49,068)
In-process research and development	3,897
Restructuring costs	(924)
Identifiable intangible assets	28,594
Goodwill	35,807

$102,816

Included in the liabilities assumed is approximately $17.3 million of Compex debt that we retired upon closing of the Compex acquisition utilizing borrowings under our revolving line of credit.
In connection with the Company’s analysis of the Compex accounts receivable balances acquired during the Compex acquisition, the Company increased the recorded sales and other allowances by $5.6 million as compared to what was recorded in the historical Compex accounts as of the acquisition date (February 24, 2006). In assessing the ultimate collectibility of the acquired receivables, we obtained additional payor mix and reimbursement data to estimate the related allowances. We concluded that additional allowances were necessary when applied against our own policies and procedures. We have reflected the change in estimate as a current period charge during the second quarter of 2006, the period in which the change in estimate occurred. The adjustment resulted in a reduction of our net revenues, gross margin, operating and pre-tax income of $5.6 million, and a reduction of our net income of approximately $2.9 million, or $0.04 per fully diluted share for both the three and six months ended July 1, 2006.
The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable, using the straight-line method (in thousands, except useful life):

Asset Class	Fair Value	Wtd. Avg. Useful Life
Technology-based	$8,213	7 years
Customer-based	14,610	11 years
Trademarks	5,771	Indefinite
In process research and development	3,897
Goodwill	35,807

	$68,298

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, and is not tax deductible.
We are currently evaluating and beginning to implement our integration plans with respect to the acquired Compex operations. The completion of this evaluation could result in further adjustments to the purchase price allocation. On June 30, 2006, we completed the divestiture of our US Consumer product line which we acquired in the Compex acquisition. Refer to note 7 regarding this divestiture. In addition, we have announced our intention to close the Compex billing operations located in Tampa, Florida and integrate such into our existing operations in Minnesota. The restructuring effort will include the termination of approximately 165 employees, and the vacating of our Tampa facility, which is subject to a lease expiring in 2014. We anticipate the restructuring to be completed during the first quarter of 2007.
In connection with this restructuring, during the second quarter of 2006, we accrued the following costs (in thousands):

	Lease Termination Costs	Severance	Total
Accrued at April 1, 2006	$—	$—	$—
Included in the Compex purchase cost	924	—	924
Charged to expense during the period	—	151	151
Payments made during the period	—	—	—
Accrued at July 1, 2006	$924	$151	$1,075

We have accrued costs associated with our lease of the Tampa facility through May 2014, less our estimate of sublease income that may be generated throughout the lease term. Based upon our contractual rentals payments on the lease, and our estimates of potential sublease rentals available in the existing commercial real estate market in Tampa, Florida, we estimate our remaining lease liability to be approximately $924,000.
In addition, during the second quarter of 2006, we have accrued $151,000 of estimated severance costs associated with the closure of the Tampa facility. We intend to terminate the related employees at various dates from August 2006 through February 2007. As the provisions of the applicable severance arrangements require the employees to work through their respective termination dates, we are accruing the related severance costs over the service period, and have included such costs within selling, general and administrative costs of our Orthopedic Rehabilitation segment. We estimate that the total severance to be paid in connection with this restructuring will approximate $750,000.
The results of Compex have been included within our consolidated statement of operations since February 24, 2006, the date of acquisition.
The following pro forma information presents results of operations of Encore as if the acquisition of Compex occurred as of January 1, of the respective year. Although prepared on a basis consistent with Encore’s consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results (in thousands except per share data):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	$95,915	$99,974	$195,652	$193,504
Income (loss) before income taxes	(68)	5,160	(4,172)	6,758
Net income (loss)	(217)	3,142	(5,691)	4,045
Basic earnings (loss) per share	$(0.00)	$0.04	$(0.08)	$0.06
Shares used in computing basic earnings (loss) per share	71,019	70,004	70,690	69,982
Diluted earnings (loss) per share	$(0.00)	$0.04	$(0.08)	$0.06
Shares used in computing diluted earnings (loss) per share	71,019	70,549	70,690	70,608
11. INCOME TAXES
Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. During the three and six months ended July 1, 2006, we recorded approximately $1,000 and $1.4 million of income tax benefit and expense, respectively, on a pre-tax loss of approximately $421,000 and $1.4 million, respectively, due to the recording, in connection with the Compex acquisition, of approximately $3.9 million of in-process research and development (“IPR&D”) costs, which are not deductible for tax purposes, and to non-deductible stock based compensation expense.
12. CONTINGENCIES
On July 7, 2006, a purported class action complaint, Louis Dudas et al.v. Encore Medical Corporation et al., Cause No. D-1-GN-06-002495 (the “Texas Action”), was filed against Encore Medical Corporation and its directors in the District Court of Travis County, Texas, 345th Judicial District. On July 18, 2006, a second purported class action complaint, Robert Kemp et al. v. Alastair J. Clemow et al. (the “Delaware Action”) was filed by a putative stockholder of Encore in the Court of Chancery of the State of Delaware, New Castle County, against Encore and its directors. Blackstone, Grand Slam Holdings, LLC, and Grand Slam Acquisition Corp. are also named as defendants in the Delaware Action.
Both complaints seek to enjoin the proposed acquisition of Encore by Blackstone (discussed below in Note 14) on grounds that our directors breached their fiduciary duties by agreeing to an allegedly inadequate acquisition price. The complaints allege that our directors will receive substantial benefits from the acquisition that supposedly will not be shared with other stockholders, and that the directors and Blackstone timed the acquisition so that the agreement would be announced before we released our second quarter 2006 financial results, which allegedly would have caused the stock price to rise. The complaints further allege that the directors who approved the transaction were not sufficiently independent and disinterested and did not conduct a competitive auction. The complaints seek, among other things, injunctive relief to enjoin the consummation of the acquisition and rescind any actions that have already been taken to consummate the acquisition; rescissory damages; and the plaintiffs’ reasonable costs and attorneys’ fees and expert fees. The Delaware Action also seeks an accounting of all “profits and any special benefits” obtained by our directors and asserts a claim for damages on behalf of the putative class.
Both lawsuits are in their preliminary stages and we cannot presently predict the outcome of the lawsuits.

13. GUARANTOR / NON-GUARANTOR COMPANIES OF THE 9 3/4% SENIOR SUBORDINATED NOTES DUE 2012
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
ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of July 1, 2006
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-
	Corporation	IHC, Inc.	Guarantors	guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,394	$—	$15,003	$6,603	$—	$23,000
Accounts receivable, net	—	—	84,270	13,711	—	97,981
Inventories, net	—	—	66,276	5,863	(134)	72,005
Deferred tax assets	—	—	14,949	126	—	15,075
Prepaid expenses and other current assets	134	258	3,876	1,063	—	5,331
Assets of discontinued operations	—	—	6,794	—	—	6,794

Total current assets	1,528	258	191,168	27,366	(134)	220,186
Property and equipment, net	—	—	30,437	7,811	(2,348)	35,900
Goodwill	—	—	261,983	68,077	—	330,060
Intangible assets, net	—	—	93,236	15,725	—	108,961
Investment in subsidiaries	63,178	291,766	53,275	—	(408,219)	—
Intercompany receivable	210,339	103,187	—	—	(313,526)	—
Deferred tax assets	—	—	83	1,825	—	1,908
Other assets	—	9,559	558	128	—	10,245

Total assets	$275,045	$404,770	$630,740	$120,932	$(724,227)	$707,260

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$—	$7,134	$264	$2,544	$—	$9,942
Accounts payable	178	—	14,696	3,341	—	18,215
Accrued expenses	—	5,572	19,208	9,199	—	33,979
Current deferred tax liability	—	—	19	—	—	19
Liabilities of discontinued operations	—	—	69	—	—	69

Total current liabilities	178	12,706	34,256	15,084	—	62,224
Long-term debt and capital leases, net of current portion	—	328,886	1,006	—	—	329,892
Deferred tax liabilities	—	—	34,144	7,370	71	41,585
Intercompany payable	—	—	215,577	97,949	(313,526)	—
Other non-current liabilities	—	—	524	—	—	524

Total liabilities	178	341,592	285,507	120,403	(313,455)	434,225
Minority interests	—	—	—	836	—	836
Stockholders’ equity	274,867	63,178	345,233	(307)	(410,772)	272,199

Total liabilities, minority interests and stockholders’ equity	$275,045	$404,770	$630,740	$120,932	$(724,227)	$707,260

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

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Months Ended July 1, 2006
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$79,677	$17,216	$(978)	$95,915
Cost of sales	—	—	31,822	7,200	(1,011)	38,011

Gross margin	—	—	47,855	10,016	33	57,904
Operating expenses:
Selling, general and administrative	36	—	38,695	8,534	—	47,265
Research and development	—	—	1,020	2,269	—	3,289

Operating income	(36)	—	8,140	(787)	33	7,350
Other income (expense):
Interest income	—	3,776	102	17	(3,776)	119
Interest expense	—	(7,979)	(3,720)	(39)	3,776	(7,962)
Other income (expense), net	788	4,991	394	(347)	(5,754)	72

Income (loss) from continuing operations before income taxes and minority interests	752	788	4,916	(1,156)	(5,721)	(421)
Provision for income taxes	—	—	(433)	424	8	(1)
Minority interests	—	—	—	53	—	53

Income (loss) from continuing operations	752	788	5,349	(1,633)	(5,729)	(473)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	—	(312)	—	—	(312)

Net income (loss)	$752	$788	$5,037	$(1,633)	$(5,729)	$(785)

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Six Months Ended July 1, 2006
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$155,205	$30,025	$(2,402)	$182,828
Cost of sales	—	—	62,316	13,041	(2,386)	72,971

Gross margin	—	—	92,889	16,984	(16)	109,857
Operating expenses:
Selling, general and administrative	36	—	71,777	13,977	—	85,790
Research and development	—	—	7,492	2,645	—	10,137

Operating income	(36)	—	13,620	362	(16)	13,930
Other income (expense):
Interest income	—	7,551	210	31	(7,552)	240
Interest expense	—	(15,442)	(7,540)	(50)	7,552	(15,480)
Other income (expense), net	2,778	10,669	609	(651)	(13,449)	(44)

Income (loss) from continuing operations before income taxes and minority interests	2,742	2,778	6,899	(308)	(13,465)	(1,354)
Provision for income taxes	—	—	653	762	(16)	1,399
Minority interests	—	—	—	112	—	112

Income (loss) from continuing operations	2,742	2,778	6,246	(1,182)	(13,449)	(2,865)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	—	(444)	—	—	(444)

Net income (loss)	$2,742	$2,778	$5,802	$(1,182)	$(13,449)	$(3,309)

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Months Ended July 2, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$64,914	$10,234	$(719)	$74,429
Cost of sales	—	—	25,180	4,622	(584)	29,218

Gross margin	—	—	39,734	5,612	(135)	45,211
Operating expenses:
Selling, general and administrative	—	—	28,243	3,956	—	32,199
Research and development	—	—	2,084	328	—	2,412

Operating income	—	—	9,407	1,328	(135)	10,600
Other income (expense):
Interest income	—	—	39	47	—	86
Interest expense	—	(7,397)	73	(21)	—	(7,345)
Other income (expense), net	2,455	9,852	239	(5)	(12,307)	234

Income from continuing operations before income taxes and minority interests	2,455	2,455	9,758	1,349	(12,442)	3,575
Provision for income taxes	—	—	960	440	(51)	1,349
Minority interests	—	—	—	17	—	17

Income (loss) from continuing operations	2,455	2,455	8,798	892	(12,391)	2,209
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	—	231	—	—	231

Net income (loss)	$2,455	$2,455	$9,029	$892	$(12,391)	$2,440

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Six Months Ended July 2, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$126,509	$21,281	$(1,802)	$145,988
Cost of sales	—	—	50,161	9,746	(1,658)	58,249

Gross margin	—	—	76,348	11,535	(144)	87,739
Operating expenses:
Selling, general and administrative	—	—	55,104	8,073	—	63,177
Research and development	—	—	4,207	685	—	4,892

Operating income	—	—	17,037	2,777	(144)	19,670
Other income (expense):
Interest income	2	—	122	47	—	171
Interest expense	—	(14,372)	(30)	—	—	(14,342)
Other income (expense), net	4,174	18,545	417	(160)	(22,719)	257

Income from continuing operations before income taxes and minority interests	4,176	4,173	17,606	2,664	(22,863)	5,756
Provision for income taxes	—	—	1,196	1,082	(54)	2,224
Minority interests	—	—	—	43	—	43

Income (loss) from continuing operations	4,176	4,173	16,410	1,539	(22,809)	3,489
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	—	544	—	—	544

Net income (loss)	$4,176	$4,173	$16,954	$1,539	$(22,809)	$4,033

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Six Months Ended July 1, 2006
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
OPERATING ACTIVITIES:
Net loss	$2,742	$2,778	$5,802	$(1,182)	$(13,449)	$(3,309)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	—	—	3,648	1,605	(189)	5,064
Amortization of intangibles	—	—	2,515	854	—	3,369
Amortization of debt issuance costs	—	1,073	—	—	—	1,073
Non-cash interest expense	—	54	—	—	—	54
Stock-based compensation	—	—	1,971	—	—	1,971
Loss on disposal of assets	—	—	221	214	(210)	225
Deferred income taxes	—	1,567	(1,474)	(341)	(15)	(263)
Income from subsidiaries	(2,778)	(12,200)	1,719	—	13,259	—
Provision for bad debt expense and sales returns	—	—	4,200	152	—	4,352
Inventory reserves	—	—	1,700	31	—	1,731
Minority interests	—	—	—	112	—	112
Excess tax benefit associated with stock option exercises	(984)	—	—	—	—	(984)
In-process research and development	—	—	2,198	1,699	—	3,897
Net effect of discontinued operations	—	—	(659)	—	—	(659)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	—	(2,541)	237	—	(2,304)
Inventories	—	—	(9,324)	843	180	(8,301)
Prepaid expenses, other assets and liabilities	974	38	2,279	(501)	—	2,790
Accounts payable and accrued expenses	1,042	226	(2,782)	(1,842)	—	(3,356)

Net cash provided by operating activities	996	(6,464)	9,473	1,881	(424)	5,462
INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(777)	(2)	—	—	(779)
Proceeds on sale of assets	—	—	64	—	—	64
Purchases of property and equipment	—	—	(5,654)	(1,753)	424	(6,983)
Acquisition of intangibles	—	—	(110)	(134)	—	(244)

Net cash used in investing activities	—	(777)	(5,702)	(1,887)	424	(7,942)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,618	—	—	—	—	2,618
Intercompany	(3,512)	(14,446)	15,026	2,932	—	—
Excess tax benefit associated with stock option exercises	984	(36)	36	—	—	984
Proceeds from long-term obligations	—	25,300	—	—	—	25,300
Payments on long-term obligations	—	(3,567)	(17,418)	(10)	—	(20,995)
Payment of debt issuance costs	—	(10)	—	—	—	(10)

Net cash provided by financing activities	90	7,241	(2,356)	2,922	—	7,897
Effect of exchange rate on cash and cash equivalents	—	—	—	383	—	383

Net increase in cash and cash equivalents	1,086	—	1,415	3,299	—	5,800
Cash and cash equivalents at beginning of year	308	—	13,588	3,304	—	17,200

Cash and cash equivalents at end of period	$1,394	$—	$15,003	$6,603	$—	$23,000

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Six Months Ended July 2, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
OPERATING ACTIVITIES:
Net income	$4,176	$4,173	$16,954	$1,539	$(22,809)	$4,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	2,691	1,465	—	4,156
Amortization of intangibles	—	—	1,673	857	—	2,530
Amortization of debt issuance costs	—	1,103	—	—	—	1,103
Non-cash interest expense	—	49	—	—	—	49
Stock-based compensation	30	—	61	—	—	91
Loss on disposal of assets	—	—	289	485	—	774
Deferred income taxes	—	—	(12,359)	10,412	—	(1,947)
Provision for bad debt expense and sales returns	—	—	2,294	35	—	2,329
Inventory reserves	—	—	2,370	7	—	2,377
Minority interests	—	—	—	43	—	43
Tax benefit associated with stock option exercises	(49)	—	—	—	—	(49)
Net effect of discontinued operations	—	—	679	—	—	679
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	—	(2,564)	3,636	—	1,072
Inventories	—	—	(6,439)	1,372	144	(4,923)
Prepaid expenses, other assets and liabilities	7	(557)	(482)	(83)	—	(1,115)
Accounts payable and accrued expenses	—	895	929	(2,209)	(54)	(439)

Net cash provided by operating activities	4,164	5,663	6,096	17,559	(22,719)	10,763
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	—	(21,065)	—	—	(21,065)
Investment in subsidiaries	(4,571)	(18,942)	794	—	22,719	—
Purchases of property and equipment	—	—	(2,434)	(1,374)	—	(3,808)
Net effect of discontinued operations	—	—	(2)	—	—	(2)

Net cash used in investing activities	(4,571)	(18,942)	(22,707)	(1,374)	22,719	(24,875)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	181	—	—	—	—	181
Proceeds from notes received for sale of common stock	102	—	—	—	—	102
Intercompany	(544)	2,556	11,582	(13,594)	—	—
Proceeds from long-term obligations	—	14,700	—	—	—	14,700
Payments on long-term obligations	—	(3,751)	(259)	(36)	—	(4,046)
Payment of debt issuance costs	—	(226)	—	—	—	(226)
Dividend paid to minority interests	—	—	—	(198)	—	(198)

Net cash provided by financing activities	(261)	13,279	11,323	(13,828)	—	10,513
Effect of exchange rate on cash and cash equivalents	—	—	24	(648)	—	(624)
Net decrease in cash and cash equivalents	(668)	—	(5,264)	1,709	—	(4,223)
Cash and cash equivalents at beginning of period	739	—	15,223	3,927	—	19,889

Cash and cash equivalents at end of period	$71	$—	$9,959	$5,636	$—	$15,666

13. SALE OF THE COMPANY
On June 30, 2006, we entered into a definitive agreement with Blackstone Capital Partners V L. P. (“Blackstone”) (the “Agreement”) to be acquired by an affiliate of Blackstone in a going private transaction. Under the terms of the Agreement, our stockholders will receive $6.55 in cash for each share of our common stock they hold (the “Transaction”). The Transaction will be financed through a combination of equity contributed by Blackstone and debt financing.
Except for certain options held by our executive officers, each outstanding option to purchase common stock of Encore which is vested or which by its terms will become vested at the effective time of the Transaction, will be canceled in exchange for the right to receive, for each share of common stock issuable upon exercise of such option, cash in the amount equal to the excess, if any, of $6.55 over the exercise price per share of any such options, multiplied by the number of shares of our common stock for which such option is exercisable immediately prior to the effective time of the Transaction. Options owned by the executive officers which have not been exercised at or prior to the effective time of the Transaction will remain outstanding and will continue as options to purchase a percentage of shares of the common stock of the surviving company that corresponds to the percentage of the fully diluted equity of Encore represented by the shares underlying the options.
The Transaction is subject to the several customary and other closing conditions, including, but not limited to, approval by the stockholders of Encore, the expiration or termination of applicable antitrust waiting periods, receipt of any other regulatory approvals, and a majority in aggregate principal amount of our outstanding 9.75% senior subordinated notes having tendered such notes and consented to certain indenture modifications in response to the tender offer and consent solicitation, that we have agreed to undertake. The parties presently expect to close the Transaction in the fourth quarter of 2006.
In connection with the closing Transaction, we expect our financial statements will reflect the following items, including but not limited to:
(a)	recognition of approximately $7.3 million of stock-based compensation expense associated with the accelerated vesting of our stock options which will occur upon the change in control;

(b)	recognition of an early payment charge of approximately $20 million associated with the pre-payment of our outstanding 9.75% senior subordinated notes;

(c)	recognition of approximately $8.9 million of expense for unamortized debt issue costs associated with our senior credit facility and 9.75% senior subordinated notes; and

(d)	recognition of approximately $869,000 of gain valued as of July 1, 2006, due to the sale of our current interest rate swaps as a result of our pre-payment of our senior credit facility;
The Agreement contains certain termination rights for both Blackstone and us, and provides that, upon the termination of the Agreement under specified circumstances, we will be required to pay a fee of $12 million to Blackstone. If the Transaction does not occur because Blackstone’s financing arrangements fail to close, Blackstone will be required to pay a fee of $12 million to us. Under other specified circumstances, Blackstone may be required to pay us actual damages not exceeding a maximum of $64 million.
From the date of the Agreement until the effective time of the merger, and unless otherwise provided in the Agreement or consented to in writing by Blackstone’s subsidiaries who are parties to the Agreement, we agreed to: (1) carry on our respective business in the ordinary course of business consistent with past practices; and (2) use our commercially reasonable efforts to maintain and preserve our business organization, assets and properties, and preserve our relationships with customers, employees, strategic partners, suppliers, distributors and others having business dealings with us, and keep effective insurance comparable in amount and scope to the coverage carried by us prior to the signing of the Agreement. In addition, from the date of the Agreement until the effective time of the merger, we have agreed, with limited exceptions, that we will not take certain actions, except as expressly contemplated by the Agreement or otherwise consented to in writing by Blackstone, including but not limited to: (a) making any major changes in our capital stock, including declaring dividends, (b) making changes to our certificate of incorporation, bylaws or any other organizational documents, (c) incurring additional debt outside of our existing debt agreements, (d) performing or participating in any type of business combination, (e) making unbudgeted capital expenditures or sales of our assets greater than $1,000,000 in aggregate, (f) entering into a material contract, (g) canceling any debts or waive any claims or rights of substantial value, or (h) failing to manage and retain cash and cash equivalents and investments in marketable securities in a manner other than in the ordinary course of business and consistent with past practice or failing to manage accounts payable or accounts receivable in a manner consistent with past practice.

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
Overview of Business and Second Quarter Results
     We are a diversified orthopedic device company that develops, manufactures and distributes a comprehensive range of high quality orthopedic devices including sports medicine equipment and products for orthopedic rehabilitation, pain management, physical therapy and surgical implants. Our products are used by orthopedic surgeons, physicians, therapists, athletic trainers, and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries, and a substantial amount of our non-invasive medical devices and related accessories are primarily used by patients for at-home physical therapy. We currently market and distribute our products through two operating divisions, as follows:
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
     In recent years, our growth has been driven both by the introduction of products facilitated by our research and development efforts and selected acquisitions of businesses or products in the orthopedic industry. During the first quarter of 2006, we completed our acquisition of Compex Technologies, Inc. (“Compex”). This acquisition expanded upon our at-home therapy product lines acquired when we purchased Empi, Inc. (“Empi”) in October 2004. In addition, since 2001 we have completed two other acquisitions which have enhanced our presence in the orthopedic market and expanded the product lines offered by our Orthopedic Rehabilitation Division to include electrotherapy, rehabilitation equipment and related products. Our February 2005 acquisition of the assets of Osteoimplant Technology, Inc. (“OTI”) added the Advanced Spine™ spinal implant product line and total knee and hip implant designs to our Surgical Implant Division’s existing product offerings.
     The nature of our business requires significant investment in accounts receivable, inventory, new product development and debt service requirements. We have a diverse group of customers to whom we sell our products. In order to collect our revenues, we employ a variety of processes tailored to meet the needs of our customers. In addition, our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Many of our domestic customers require consignment product to be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. Finally, growth is driven by new product development and selected acquisitions. These initiatives demand investment in development efforts and currently require us to meet significant debt service requirements.
     On June 30, 2006, we entered into a definitive agreement with two companies which were formed by and owned by Blackstone Capital Partners V L.P. (“Blackstone”) (the “Agreement”) to be acquired in a going private merger transaction. Under the terms of the Agreement, our stockholders will receive $6.55 in cash, without interest, for each share of our common stock they hold (the “Transaction”). The total Transaction is valued at approximately $870 million. The merger is subject to approval by our stockholders as well as other conditions. We expect to close the Transaction in the fourth quarter of 2006. Upon closing of the Transaction, shares of our common stock will no longer be traded on the NASDAQ Global Market. See “Recent Developments” and “Forward Looking Statements” for additional information. A more detailed description of the merger agreement is available in the Form 8-K filed with the SEC on June 30, 2006.
     On June 30, 2006, we completed the sale of our Slendertone® U.S. consumer product line (“US Consumer product line”) for a purchase price of $2.35 million, plus the cost of inventory acquired. The assets sold were previously included in our Orthopedic Rehabilitation Division and comprised all of our Slendertone consumer product inventory and all of our rights to distribute Slendertone products in the United States. As part of this transaction the buyer has approximately 120 days to pay us for the value of the inventory. In addition, per the Transaction Services Agreement consummated on June 8, 2006, we have agreed to provide transition support for the Slendertone business in the U.S. over the next six months. We intend to use the net proceeds from this sale to invest in our core Surgical Implant and Orthopedic Rehabilitation businesses. On August 8, 2005, we completed the divesture of certain bracing, splinting and patient safety products (which we called our “soft goods product line”) by selling those assets to dj Orthopedics, LLC (“dj”) for a cash payment of approximately $9.5 million. The sale to dj of our former soft goods product line in the third quarter of 2005 enabled us to use after-tax net proceeds to reduce debt and provided expansion space for our growing Surgical Implant Division operations. For accounting purposes, the operating results of our former Slendertone product line and our former soft goods product line, as well as the gain on asset sale associated with the soft goods transaction have been classified as discontinued operations in the consolidated statements of operations for all historical periods presented in this report.
     Net sales for the second quarter and first six months of 2006 increased by 28.9% and 25.2%, respectively, compared with the same time periods in 2005, primarily attributable to continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions along with revenue contribution from our Compex acquisition. Net sales were negatively impacted in the second quarter of 2006 and on a year to date basis by a charge of $5.6 million related to a provision for additional reserves related to accounts receivable acquired in the Compex acquisition. During the second quarter of 2006, additional information was obtained regarding the Compex payor mix and its accounts receivable collection rates and trends, which when applied against our own policies and procedures, resulted in a change in our estimate of the value of the acquired accounts receivable. Gross margins of 60.4% and 60.1% in the second quarter and first six months of 2006, respectively, compared to gross margins of 60.7% and 60.1% in the second quarter and first six months of 2005, respectively. In addition to the $5.6 million accounts receivable adjustment described above, gross margin for the three months and six months ended July 1, 2006 was impacted by charges of $565,000 and $846,000, respectively, related to the write up to fair market value of inventory acquired in the Compex acquisition. Operating income for the second quarter and first six months of 2006 was $7.4 million and $13.9 million, respectively, compared to operating income of $10.6 million and $19.7, respectively, for the same periods of 2005. Operating income in the second quarter of 2006 was negatively impacted by the $5.6 million provision for accounts receivable reserves described above, $565,000 of expense related to the write up to fair market value of inventory acquired in the Compex acquisition, and $151,000 of severance expense related to the consolidation of Compex and our billing operations. Operating income for the six months ended July 1, 2006 was negatively impacted by $3.9 million of expense related to the write off of in-process research and development (“IPR&D”) costs associated with the Compex acquisition, $846,000 of expense related to the write up to fair market value of inventory acquired in the Compex acquisition, the $5.6 million provision for Compex accounts receivable discussed above, and $151,000 of severance expense. We also experienced an increase in stock-based compensation expense resulting from the adoption of SFAS 123R, which reduced our operating income by approximately $1.1 million and $1.9 million in the second quarter and first six months of 2006, respectively.

Results of Operations
     The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.6	39.3	39.9	39.9

Gross margin	60.4	60.7	60.1	60.1
Operating expenses:
Selling, general and administrative	49.3	43.3	46.9	43.3
Research and development	3.4	3.2	5.5	3.4

Operating income	7.7	14.2	7.6	13.4
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Interest expense	(8.3)	(9.8)	(8.5)	(9.8)
Other income (expense), net	0.1	0.3	0.0	0.2

Income (loss) from continuing operations before income taxes and minority interests	(0.4)	4.8	(0.8)	3.9
Provision (benefit) for income taxes	(0.0)	1.8	0.8	1.5
Minority interests	0.1	0.0	0.0	0.0

Income (loss) from continuing operations	(0.5)	3.0	(1.6)	2.4
Discontinued operations:
Income (loss) from discontinued operations (net of income tax (benefit) expense)	(0.3)	0.3	(0.2)	0.4

Net income (loss)	(0.8%)	3.3%	(1.8%)	2.8

Three Months Ended July 1, 2006, as Compared to the Three Months Ended July 2, 2005
     Net sales. Our net sales for the quarter ended July 1, 2006 were $95.9 million, representing an increase of 28.9% over net sales of $74.4 million in the quarter ended July 2, 2005. The increase in net sales was driven by continued growth in both the Orthopedic Rehabilitation Division and three months of revenue attributable to Compex’s operations after Encore acquired Compex on February 24, 2006.
     The following table sets forth the geographic mix of our net sales by segment for the second quarter of 2006 compared to the second quarter of 2005 (in thousands):

	Domestic			International			Total
	July 1,	July 2,	%	July 1,	July 2,	%	July 1,	July 2,	%
	2006	2005	Growth	2006	2005	Growth	2006	2005	Growth
Orthopedic Rehabilitation Division	$60,907	$47,141	29.2%	$19,721	$13,630	44.7%	$80,628	$60,771	32.7%
Surgical Implant Division	13,774	11,457	20.2%	1,513	2,201	(31.3)%	15,287	13,658	11.9%

Total	$74,681	$58,598	27.4%	$21,234	$15,831	34.1%	$95,915	$74,429	28.9%

     Our Orthopedic Rehabilitation Division achieved net sales of $80.6 million during the second quarter of 2006, representing an increase of 32.7% over revenue of $60.8 million in the second quarter of 2005. The increase in Orthopedic Rehabilitation Division net sales was driven by continued growth in our electrotherapy, traction and catalogue products and a full quarter of revenue contribution from our Compex acquisition. Orthopedic Rehabilitation Division net sales were negatively impacted in the second quarter of 2006 by a charge of $5.6 million related to a provision for additional reserves related to accounts receivable acquired in the Compex acquisition. During the second quarter of 2006, additional information was obtained regarding the Compex payor mix and its accounts receivable collection rates and trends, which resulted in a change in Encore’s estimate of the value of the acquired accounts receivable and the $5.6 million charge to the reserve account.

     Our Surgical Implant Division achieved net sales of $15.3 million in the second quarter of 2006, representing an 11.9% increase over the prior year period. Surgical Implant Division domestic sales for the second quarter of 2006 grew 20.2% to $13.8 million compared to $11.5 million in the second quarter of 2005. The increase in domestic Surgical Implant Division sales was driven primarily by growth in our shoulder and knee product lines. Surgical Implant Division International sales of $1.5 million in the second quarter of 2006 decreased 31.3% compared to the prior year’s second quarter sales of $2.2 million, due primarily to reduced shipments to a large international distributor.
     In the second quarter of 2006, our sales of new products, which are products that have been on the market less than one year, were $8.6 million compared to second quarter 2005 new product sales of $3.1 million.
     Gross margin. Gross margin as a percentage of net sales was 60.4% in the second quarter of 2006 compared to gross margin of 60.7% in the second quarter of 2005. Gross margin in the second quarter of 2006 was negatively impacted by the $5.6 million accounts receivable reserve provision described above and $565,000 of expense related to the write up to fair market value of inventory acquired in the Compex acquisition. Our Orthopedic Rehabilitation Division gross margin in the second quarter of 2006 of 57.1% compared to a gross margin of 57.0% in the second quarter of 2005. Gross margin for the Orthopedic Rehabilitation Division in the second quarter of 2006 was negatively impacted by the inventory write up expense and the accounts receivable reserve provision described above and was positively impacted by three months of gross margin contribution from our Compex acquisition. Surgical Implant Division gross margin of 77.9% in the second quarter of 2006 compared to gross margin of 77.4% in the second quarter of 2005.
     Selling, General and Administrative. Our selling, general, and administrative expense increased to $47.3 million in the second quarter of 2006 from $32.2 million in the second quarter of 2005. As a percentage of net sales, selling, general and administrative expense increased to 49.3% from 43.3% in the prior year second quarter. The increase in selling, general and administrative expense is due to additional expenses associated with the addition of Compex, higher commissions and royalties associated with increased sales and higher expenses related to acquisition integration and market development. In addition, we recorded approximately $1.1 million of employee stock-based compensation in the second quarter of 2006 in connection with the implementation of SFAS 123R as of January 1, 2006, compared to no employee stock-based compensation in the second quarter of 2005.
     Research and Development. Our research and development expense increased to $3.3 million for the second quarter of 2006 from $2.4 million for the second quarter of 2005. As a percentage of net sales, research and development expense increased to 3.4% from 3.2% in the prior year second quarter. The addition of Compex research and development expenses and higher product development costs contributed to this increase.
     Operating Income. Our operating income of $7.4 million or 7.7% of revenue, in the second quarter of 2006 compared to operating income of $10.6 million, or 14.2 % of revenue, in the second quarter of 2005. Operating income in the second quarter of 2006 was negatively impacted by the $5.6 million provision for accounts receivable reserves described above, $565,000 of expense related to the write up to fair market value of inventory acquired in the Compex acquisition and $151,000 of severance expense related to the consolidation of the billing operations of Compex with our existing billing operations. In addition, in the second quarter of 2006, Encore incurred $1.1 million of employee stock-based compensation expense related to the adoption of SFAS 123R, compared to no employee stock-based compensation expense in the second quarter of 2005.
     Interest Expense. Our interest expense increased to $8.0 million in the second quarter of 2006 compared to interest expense of $7.3 million in the second quarter of 2005. The comparative increase in second quarter 2006 interest expense over the prior year period was principally driven by higher interest rates on the floating portion of our outstanding indebtedness and increased borrowings to finance the Compex acquisition in February 2006.
     Provision for Income Taxes. For the second quarter of 2006, we recorded approximately $1,000 of income tax benefit on a pre-tax loss of approximately $421,000. Our effective tax rate was negatively impacted by non-deductible stock-based compensation expense.
     Income (loss) from Continuing Operations. We recorded a loss from continuing operations of $473,000, or $0.01 per fully diluted share, in the second quarter of 2006 compared to income from continuing operations of $2.2 million, or $0.04 per fully diluted share, in the second quarter of 2005. Our income from continuing operations in the second quarter of 2006 was negatively impacted by expenses related to the write up of Compex inventory to fair market value, the increase in the provision for additional reserves related to accounts receivable associated with the Compex acquisition, severance expense and the employee stock-based compensation expense as discussed above.

     Discontinued Operations. In the second quarter of 2006, we reported a loss of $312,000, or $0.00 per share, from discontinued operations, which was attributable to the US consumer product line. In the second quarter of 2005, Encore reported income from discontinued operations of $231,000 or $0.01 per fully diluted share, which was attributable to the soft goods product line.
     Net Income. We recognized a net loss for the second quarter of 2006 of $785,000 or $0.01 per fully diluted share, compared to net income of $2.4 million or $0.05 per fully diluted share, in the second quarter of 2005 based on the factors discussed above.
Six Months Ended July 1, 2006, as compared to the Six Months Ended July 2, 2005
     Net sales. Our net sales for the six months ended July 1, 2006 were $182.8 million, representing an increase of 25.2% over net sales of $146.0 million in the six months ended July 1, 2005. The increase in net sales was driven by continued growth in both our Orthopedic Rehabilitation Division and Surgical Implant Division.
     The following table sets forth the geographic mix of our net sales for the first six months of 2006 compared to the first six months of 2005 (in thousands):

	Domestic			International			Total
	July 1,	July 2,	%	July 1,	July 2,	%	July 1,	July 2,	%
	2006	2005	Growth	2006	2005	Growth	2006	2005	Growth
Orthopedic Rehabilitation Division	$116,665	$91,883	27.0%	$35,451	$28,156	25.9%	$152,116	$120,039	26.7%
Surgical Implant Division	26,816	22,264	20.4%	3,896	3,685	5.7%	30,712	25,949	18.4%

Total	$143,481	$114,147	25.7%	$39,347	$31,841	23.6%	$182,828	$145,988	25.2%

     Our Orthopedic Rehabilitation Division achieved net sales of $152.1 million during the first six months of 2006 compared to $120.0 million in the first six months of 2005, representing an increase of 26.7%. The increase in Orthopedic Rehabilitation Division net sales was principally driven by revenues associated with the Compex acquisition and increased sales in the division’s electrotherapy, traction and catalogue product lines.
     Our Surgical Implant Division achieved net sales of $30.7 million during the first six months of 2006 compared to $25.9 million in the first six months of 2005, representing an increase of 18.4%. Surgical Implant Division domestic sales for the first six months of 2006 increased 20.4% to $26.8 million compared to $22.3 million in the first six months of 2005. Surgical Implant Division international sales of $3.9 million in the first six months of 2006 grew 5.7% over the prior year period international sales of $3.7 million. Our shoulder and knee product lines were the primary drivers of our Surgical Implant Division growth for the year to date period, along with sales of Advanced Spine™ and other total joint products from our February 2005 acquisition of the assets of OTI.
     For the six month period ended July 1, 2006, sales of new products, which are products that have been on the market less than one year, accounted for $13.2 million compared to new product sales of $5.7 million during the six month period ended July 2, 2005.
     Gross margin. Our gross margin as a percentage of net sales of 60.1% for the first six months of 2006 compared to an equivalent gross margin of 60.1% in the first six months of 2005. Gross margin during the first six months of 2006 was negatively impacted by $846,000 of expense related to the write up to fair market value of inventory acquired in the Compex acquisition and a charge of $5.6 million related to a provision for additional reserves related to accounts receivable acquired in the Compex acquisition. Our Orthopedic Rehabilitation Division gross margin increased to 56.6% in the first six months of 2006 from 56.1% in the first six months of 2005. Our Orthopedic Rehabilitation Division’s improvement in gross margin as a percentage of net sales was negatively impacted by the $5.6 million provision for accounts receivable reserves and the $846,000 of expense related to the write up to fair market value of inventory described above, and was offset by four months of gross margin contribution from our Compex acquisition.

     Our Surgical Implant Division gross margin decreased to 77.1% in the first six months of 2006 compared to gross margin of 78.6% in the first six months of 2005. The decrease in our Surgical Implant Division’s gross margin during this period as a percentage of net sales was driven primarily by an increase in international sales, which are at a lower comparative gross margin.
     Selling, General and Administrative. Our selling, general, and administrative expenses increased to $85.8 million in the first six months of 2006 compared to $63.2 million in the first six months of 2005. As a percentage of net sales, selling, general and administrative expense increased to 46.9% compared to 43.3% in the first six months of the prior year, due primarily to additional expenses associated with the addition of Compex, higher commissions and royalties associated with increased sales and higher expenses related to acquisition integration and market development. In addition, we recorded approximately $1.9 million of employee stock-based compensation expense in the first six months of 2006 in connection with the implementation of SFAS 123R as of January 1, 2006, compared with no such expense for the same period in 2005.
     Research and Development. Our research and development expense increased significantly to $10.1 million for the first six months of 2006 compared to research and development expense of $4.9 million for the first six months of 2005 representing an increase of $5.2 million. As a percentage of net sales, research and development expense increased to 5.5% compared to 3.4% in the first six months of the prior year, primarily driven by $3.9 million of IPR&D costs associated with the Compex acquisition, the addition of ongoing Compex research and development costs and higher product development costs.
     Operating Income. Our operating income decreased to $13.9 million in the first six months of 2006 from operating income of $19.7 million in the first six months of 2005. Operating income for the six months ended July 1, 2006 was negatively impacted by $3.9 million of expense related to the write off of IPR&D costs associated with the Compex acquisition, $846,000 of expense related to the write up to fair market value of inventory acquired in the Compex acquisition and $5.6 million related to a provision for additional reserves related to accounts receivable acquired in the Compex acquisition. In addition, we incurred $1.9 million of employee stock-based compensation expense related to the adoption of SFAS 123R, compared to no employee stock-based compensation expense for the six months ended July 2, 2005.
     Provision for Income Taxes. For the first half of 2006, we recorded approximately $1.4 million of income tax expense on a pre-tax loss of approximately $1.4 million due to the recording of $3.9 million of IPR&D costs in the first quarter of 2006. The write off of IPR&D is not deductible for tax purposes. In addition to the IPR&D impact, our effective tax rate was also negatively impacted by non-deductible stock-based compensation expense for six months ended July 1, 2006.
     Interest Expense. Our interest expense increased to $15.5 million in the first six months of 2006 from $14.3 million in the first six months of 2005. The comparative increase in second quarter 2006 interest expense over the prior year period was principally driven by higher interest rates on the floating portion of our outstanding indebtedness and increased borrowings to finance the Compex acquisition in February 2006.
     Income (loss) from Continuing Operations. For the six months ended July 1, 2006, we incurred a loss from continuing operations of $2.9 million, or $0.04 per fully diluted share, compared to net income from continuing operations of $3.5 million, or $0.07 per fully diluted share, in the same period in 2005. Income from continuing operations for the six months ended July 1, 2006 was negatively impacted by the charges described above.
     Discontinued Operations. In the first six months of 2006, Encore reported a loss of $444,000, or $0.01 per fully diluted share, from discontinued operations, which was attributable to the US consumer product line. In the first six months of 2005, we reported income from discontinued operations of $544,000 or $0.01 per fully diluted share, which was attributable to the soft goods product line.
     Net Income. For the first six months of 2006 we had a net loss of $3.3 million, or $0.05 per fully diluted share compared to net income of $4.0 million, or $0.08 per fully diluted share in the first six months of 2005 based on the factors discussed above.

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
Revenue Recognition
     We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) delivery has occurred, and (4) collectibility is reasonably assured.
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
     At July 1, 2006, we had goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, Net
Orthopedic Rehabilitation Division	$319,804	$105,629
Surgical Implant Division	10,256	3,332

Total	$330,060	$108,961

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
     Our gross deferred tax asset balance is approximately $22.4 million at July 1, 2006 and primarily relates to receivable and inventory reserves, accrued compensation and net operating loss carryforwards. As of July 1, 2006, we have recorded a valuation allowance of $3.2 million due to uncertainties related to our ability to realize certain foreign net operating loss carryforwards acquired in connection with the Empi and Compex acquisitions.
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
Recent Accounting Pronouncements
     In February 2006, the FASB issued Staff Position No. FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event” (“FSP FAS 123R-4”). FASB Staff Position FSP FAS 123R-4 amends FASB Statement of Financial Accounting Standards (SFAS) 123R to require evaluation of the probability of occurrence of a contingent cash settlement event in determining whether the underlying options or similar instruments issued as employee compensation should be classified as liabilities or equity. On the date the contingent event becomes probable of occurring the award must be recognized as a liability. On that date, the company recognizes a share-based liability equal to the portion of the award attributed to past service and any provision for accelerated vesting, multiplied by the fair value of the award on that date. We recently entered in an Agreement to be acquired by an affiliate of Blackstone. This Transaction would trigger an acceleration clause in our employee stock option plan which would result in cash settlement for employee options. We do not believe the Transaction would be considered probable under FSP FAS 123R-4 at this time, due to the presence of certain unfulfilled conditions, including the approval of the Transaction by our stockholders that must be satisfied before the Transaction is concluded. See Recent Developments for a discussion of the impact of adopting the provisions of FSP FAS 123R-4 on our financial position, results of operations and liquidity, should the Transaction become probable.
     In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment. We have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.
Liquidity and Capital Resources
     During the six months ended July 1, 2006, our operating activities provided $5.5 million of cash and cash equivalents as compared to the six months ended July 2, 2005, when our operating activities provided cash of $10.8 million, resulting in a comparative decrease of $5.3 million. Our net income, adjusted for non-cash items, provided $17.3 million in operating cash flow during the first six months of 2006, which represents an increase of $1.8 million compared to the $15.5 million provided during the first six months of 2005. Our gross accounts receivable used $2.3 million of cash during the first six months of 2006 while in the same period in the prior year our gross accounts receivable provided $1.1 million of cash, resulting in a net decrease in cash of $3.4 million. Our gross inventory used $8.3 million during the first six months of 2006 compared to $4.9 million during the first six months of 2005, resulting in a net decrease in cash of $3.4 million. In addition, our prepaid expenses and other assets and liabilities provided $2.8 million of cash compared to the first six months of 2006 when these assets used $1.1 million of cash, resulting in an increase in cash of $3.9 million during the first six months of 2006. Finally, our outstanding balances of accounts payable and accrued liabilities used $3.4 million during the first six months of 2006, compared to the first six months of 2005 when payables and accrued liabilities used cash of $439,000. Prior to the adoption of SFAS 123R, we presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow in cash provided by financing activities. For the six months ended July 1, 2006, our excess tax benefit associated with stock option exercises totaled approximately $984,000, and this reclassification resulted in a decrease in our operating cash flow of $984,000.
     Investing activities used $7.9 million of cash in the first six months of 2006 compared to $24.9 million in the first six months of 2005, representing a $17.0 million decrease in cash used for investing activities. In the first six months of 2005 we used $15.1 million in cash to purchase the assets of OTI, along with $6.0 million in net cash payments to settle Empi acquisition contingencies. Our first quarter 2006 acquisition of Compex was primarily financed through the issuance of our common stock. The comparative increase in cash flow related to acquisitions was offset by an additional $3.2 million of cash used for purchases of property and equipment in the first six months of 2006 and approximately $800,000 of transaction costs related to the Compex acquisition.
     Cash provided by financing activities in the six month period ended July 1, 2006 of $7.9 million decreased $2.6 million compared to the prior year period, when cash provided by financing activities was $10.5 million. Our net borrowings, or the difference between proceeds from borrowings and related debt payments, provided $4.3 million of cash in the first six months of 2006, compared to net borrowings providing cash of $10.7 million in the six months of 2005. In the first half of 2006, we borrowed $25.3 million under our revolving credit facility in connection with our Compex acquisition. We used $21.0 million to repay long-term debt, $17.3 million of which represented a retirement of bank debt acquired from Compex. During the first six months of 2005, we borrowed $14.7 million under our revolving credit facility to finance our acquisition of OTI. We also used $4.0 million to repay long-term debt in connection with our regularly scheduled principal payments. In addition, during the first half of 2006 we received approximately $2.6 million in proceeds from option exercises, principally by former Compex executives.
     Since our inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. We believe there is sufficient liquidity to fund current operations and contingencies. In connection with our Compex acquisition, our revolving credit facility was increased from $30.0 million to $50.0 million. As a result, as of February 24, 2006 our senior credit facility with a syndicate of banks, financial institutions and other institutional lenders led by Bank of America, N.A., provided for aggregate borrowings of up to $200.0 million, comprised of a five-year $50.0 million revolving credit facility, and a six-year $150.0 million term loan facility (the “Credit Facility”). Proceeds from the term loan facility were used to finance the cash portion of our purchase of Empi. In February 2005, we borrowed $14.7 million from our existing line of credit to finance the purchase of OTI. During the first quarter of 2006, we borrowed $25.3 million from our revolving credit facility in connection with our Compex acquisition. The remaining $10.0 million available under our revolving credit facility as of July 1, 2006 can be used for general corporate purposes, subject to certain limitations. We executed various security documents, and we pledged to the lenders all of our domestic assets and 66% of the equity holdings in our foreign subsidiaries to secure the financing under the Credit Facility. The interest rate under the Credit Facility is dependent upon, among other things, our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. Based on that ratio as of July 1, 2006, our interest rate is 7.77% and is equal to Bank of America’s base rate plus 0.5%, or the London Interbank Offered Rate (LIBOR) plus 3.00%. Our outstanding balance owed under our Credit Facility was $172.0 million as of July 1, 2006.
     Our term loan facility is payable in quarterly installments of principal of (a) $1.8 million for each of the next six quarterly periods, (b) $3.6 million for each of the following eight quarterly periods, and (c) $23.2 million for each of the last four quarterly periods, with the last payment due in October 2010.
     Additionally, on October 4, 2004, we sold to investors $165.0 million in aggregate principal amount of 9 3/4% senior subordinated notes due 2012 (the “notes”) at a purchase price of 99.314% of the principal amount of the notes. Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semi-annually on April 1 and October 1. The lenders’ rights under the notes are junior and subordinate to the rights of the various lenders and the security interests created by the security documents executed pursuant to the Credit Facility. As of July 1, 2006, we owed $164.0 million in principal amount of the notes.

     On June 30, 2006, we entered into the Agreement with Grand Slam Holdings, LLC and Grand Slam Acquisition Corp., to be acquired in a going private transaction. From the date of the Agreement until the effective time of the merger, and unless otherwise provided in the Agreement or consented to in writing by Blackstone’s subsidiaries who are parties to the Agreement, we agreed to: (1) carry on our respective business in the ordinary course of business consistent with past practices; and (2) use our commercially reasonable efforts to maintain and preserve our business organization, assets and properties, and preserve our relationships with customers, employees, strategic partners, suppliers, distributors and others having business dealings with us, and keep effective insurance comparable in amount and scope to the coverage carried by us prior to the signing of the Agreement. In addition, from the date of the Agreement until the effective time of the merger, we have agreed, with limited exceptions, that we will not take certain actions, except as expressly contemplated by the Agreement or otherwise consented to in writing by Blackstone, including but not limited to: (a) making any major changes in our capital stock, including declaring dividends, (b) making changes to our certificate of incorporation, bylaws or any other organizational documents, (c) incurring additional debt outside of our existing debt agreements, (d) performing or participating in any type of business combination, (e) making unbudgeted capital expenditures or sales of assets greater than $1,000,000 in aggregate, (f) entering into a material contract, (g) canceling any debts or waive any claims or rights of substantial value, or (h) failing to manage and retain cash and cash equivalents and investments in marketable securities in a manner other than in the ordinary course of business and consistent with past practice or failing to manage accounts payable or accounts receivable in a manner consistent with past practice.
     We also agreed to use our reasonable best efforts to commence a self tender offer to repurchase any and all of the outstanding 9.75% senior subordinated notes due 2012 issued by us. We also agreed to solicit the consent of the note holders to amendments set forth in a schedule to the Agreement to the indenture governing the notes (including amendments to eliminate or modify certain restrictive covenants, certain events of default and certain requirements related to defeasance) both upon certain terms and conditions set forth in such schedule (including that the closing of the tender offer and consent solicitation will be conditioned on the closing of the merger and the consummation of the refinancing described below). At the time of the closing, immediately following consummation of the merger, the surviving corporation will consummate a refinancing in which we will repurchase and retire all of the issued and outstanding senior subordinated notes validly tendered and repay all of the outstanding principal and premium, interest and fees of all amounts under our senior credit facility. The amount of funds necessary to consummate the merger and related transactions and to satisfy working capital and general corporate requirements will be funded by equity financing, a new senior secured credit facility and senior notes financing or a senior subordinated bridge loan facility. Funding of the equity and debt financing is subject to the satisfaction of the conditions set forth in the commitment letters pursuant to which the financing will be provided.
     Our current debt arrangements contain operating and financial agreements and restrictions, which may restrict our business and financing activities. These debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations. The debt agreements also require us to meet certain financial tests. As of the date of this report, we are in compliance with all debt covenants and warranties.
     We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our remaining revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt repayment obligations and potential new product acquisitions.
     While we currently believe that we will be able to meet all of our financial covenants imposed by our credit agreements, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to our credit agreements in the future.
     We have continued to expand our business through selected acquisitions of businesses or products in the orthopedic industry. We have completed five acquisitions since 2001 that have allowed us to extend our business in the orthopedic market to include rehabilitation equipment and to expand our surgical implant product offerings. We have a history of raising capital through a combination of debt and equity offerings to finance these acquisitions. As additional financing needs arise, we may consider sources of financing to include a combination of debt or equity. We may issue debt or equity in anticipation of future financing needs, to position our capital structure towards a certain debt-to-equity range or to replace existing borrowing agreements.
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
Recent Developments
     On June 30, 2006, we entered into the Agreement to be acquired in a going private transaction. Under the terms of the Agreement, our stockholders will receive $6.55 in cash for each share of our common stock they hold upon consummation of the Transaction and we will be beneficially owned by an entity controlled by Blackstone. The Transaction will be financed through a combination of equity contributed by Blackstone and debt financing.
     Except for certain options held by our executive officers, each outstanding option to purchase common stock of Encore which is vested or which by its terms will become vested at the effective time of the Transaction, will be canceled in exchange for the right to receive, for each share of common stock issuable upon exercise of such option, cash in the amount equal to the excess, if any, of $6.55 over the exercise price per share of any such options, multiplied by the number of shares of our common stock for which such option is exercisable immediately prior to the effective time of the Transaction. Options owned by the executive officers which have not been exercised at or prior to the effective time of the Transaction will remain outstanding and will continue as options to purchase a percentage of shares of the common stock of the surviving company that corresponds to the percentage of the fully diluted equity of Encore represented by the shares underlying the options.
     The Transaction is subject to the several customary and other closing conditions, including, but not limited to, approval by the stockholders of Encore, the expiration or termination of applicable antitrust waiting periods, receipt of any other regulatory approvals, and a majority in aggregate principal amount of our outstanding 9.75% senior subordinated notes having tendered such notes and consented to certain indenture modifications in response to the tender offer and consent solicitation, that we have agreed to undertake. The parties presently expect to close the Transaction in the fourth quarter of 2006.
     In connection with the closing of the Transaction, we expect our financial statements will reflect the following items, including but not limited to:
(a)	recognition of approximately $7.3 million of stock-based compensation expense associated with the accelerated vesting of our stock options which will occur upon the change in control;

(b)	recognition of an early payment charge of approximately $20 million associated with the pre-payment of our outstanding 9.75% senior subordinated notes;

(c)	recognition of approximately $8.9 million of expense for unamortized debt issue costs associated with our senior credit facility and 9.75% senior subordinated notes; and

(d)	recognition of approximately $869,000 of gain, valued as of July 1, 2006, due to the sale of our current interest rate swaps as a result of our pre-payment of our senior credit facility.
     The Agreement contains certain termination rights for both Blackstone and us, and provides that, upon the termination of the Agreement under specified circumstances, we will be required to pay a fee of $12 million to Blackstone. If the transaction does not occur because Blackstone’s financing arrangements fail to close, Blackstone will be required to pay a fee of $12 million to us. Under other specified circumstances, Blackstone may be required to pay us actual damages not exceeding a maximum of $64 million.

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
Forward Looking Statements
     On July 3, 2006, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included the Agreement and related documents. The descriptions of the Agreement and the Transaction contained in this Report whereby we will be acquired by an affiliate of Blackstone, do not purport to be complete and additional information regarding the Transaction, as well as a copy of the Agreement, are included on the Form 8-K which we filed with the Securities and Exchange Commission on June 30, 2006. The proxy statement that we plan to file with the Securities and Exchange Commission and mail to our stockholders will contain information about us, the proposed transaction and related matters. STOCKHOLDERS ARE URGED TO READ THE PROXY STATEMENT CAREFULLY WHEN IT IS AVAILABLE, AS IT WILL CONTAIN IMPORTANT INFORMATION THAT STOCKHOLDERS SHOULD CONSIDER BEFORE MAKING A DECISION ABOUT THE MERGER. In addition to receiving the proxy statement from us by mail, stockholders will be able to obtain the proxy statement, as well as other filings containing information about us, without charge, from the Securities and Exchange Commission’s website (http://www.sec.gov) or, without charge, from us at www.encoremed.com. This filing is neither a solicitation of proxy, an offer to purchase nor a solicitation of an offer to sell shares of Encore.
     Except for the historical information contained herein, the matters discussed are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, such as quarterly fluctuations in operating results, the timely availability of new products, the impacts of competitive products and pricing, the ability to grow the distribution networks for the Company’s products, the ability to continue to obtain long-term financing, and the ability to locate and integrate past and future acquisitions. Risks and uncertainties related to the acquisition by Blackstone include our not being able to complete the proposed Transaction, conditions in the financing commitments that could impact the ability to obtain long-term financing, failure to obtain the requisite amount of acceptances to its proposed debt tender offer and to the related consent solicitation to amend the Indenture, and stockholder or other regulatory approvals or to satisfy other closing conditions, the possibility of the occurrence of an event that could constitute a Company Material Adverse Effect as defined in the Agreement. Additionally, we are subject to other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from any forward-looking statements made herein.
     Our directors and officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect to the proposed Transaction with Blackstone. Information regarding our directors and executive officers is detailed in our proxy statements and annual reports on Form 10-K, previously filed with the SEC, and will be included in the proxy statement relating to the proposed Transaction, when it becomes available.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. Our primary exposure is to changing interest rates. We are exposed to interest rate risk in connection with our Credit Facility, which bears interest at floating rates based on the London Interbank Offered Rate (LIBOR) or Bank of America’s base rate plus 0.5%. Our outstanding balance under this agreement was $172 million as of July 1, 2006.
     We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. Our $200 million credit facility is based on variable interest rates. As of July 1, 2006, utilizing a hedging strategy, we have swapped variable rates for fixed rates on $50 million of the borrowing under the Credit Facility, thereby locking in a fixed rate on this portion of the principal. A hypothetical 1% increase in variable interest rates for the Credit Facility would have impacted our earnings and cash flow, for the period ended July 1, 2006, by approximately $305,000. All of our other debt is fixed rate debt. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.
     As we continue to expand our business through acquisitions and organic growth, the sales of our products in European markets that are denominated in Euros has increased. As a result, the impact of currency fluctuations on our operating results has been partially affected. During the first six months of 2006, our average monthly Euro sales approximated $5.2 million.
     Our German subsidiary, whose functional currency is Euros, is billed for certain inventory in U.S. dollars. Our U.S. operations are subject to risk associated with international currency exchange rates on purchases of inventory from a small number of suppliers. In addition, our Swiss subsidiary, acquired as part of the Compex acquisition, whose functional currency is Euros, must pay a portion of its operating expenses in Swiss francs. Our German subsidiary periodically utilizes international currency derivatives to limit its risk to currency fluctuations. These derivatives are in the form of forward currency contracts used to manage currency fluctuation on purchases of inventory denominated in U.S. dollars. We did not have any foreign currency derivatives outstanding as of July 1, 2006.
     To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. dollars at period-end and average rates, respectively.
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
Changes in Internal Control Over Financial Reporting
     We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On July 7, 2006, a purported class action complaint, Louis Dudas et al.v. Encore Medical Corporation et al., Cause No. D-1-GN-06-002495 (the “Texas Action”), was filed against Encore and its directors in the District Court of Travis County, Texas, 345th Judicial District. On July 18, 2006, a second purported class action complaint, Robert Kemp et al. v. Alastair J. Clemow et al. (the “Delaware Action”) was filed by a putative stockholder of Encore in the Court of Chancery of the State of Delaware, New Castle County, against Encore and its directors.

Blackstone, Grand Slam Holdings, LLC, and Grand Slam Acquisition Corp. are also named as defendants in the Delaware Action.
     Both complaints seek to enjoin the proposed acquisition of Encore by Blackstone on grounds that our directors breached their fiduciary duties by agreeing to an allegedly inadequate acquisition price. The complaints allege that our directors will receive substantial benefits from the acquisition that supposedly will not be shared with other stockholders, and that the directors and Blackstone timed the acquisition so that the agreement would be announced before we released our second quarter 2006 financial results, which allegedly would have caused the stock price to rise. The complaints further allege that the directors who approved the transaction were not sufficiently independent and disinterested and did not conduct a competitive auction. The complaints seek, among other things, injunctive relief to enjoin the consummation of the acquisition and rescind any actions that have already been taken to consummate the acquisition; rescissory damages; and the plaintiffs’ reasonable costs and attorneys’ fees and expert fees. The Delaware Action also seeks an accounting of all “profits and any special benefits” obtained by our directors and asserts a claim for damages on behalf of the putative class.
     Both lawsuits are in their preliminary stages and we cannot presently predict the outcome of the lawsuits.
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
Item 2. Unregistered Sales Of Equity Securities And Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of our stockholders was held on May 18, 2006. At the meeting, our stockholders acted on the following matter:
     Two Class C directors were elected by the holders of common stock, each for a term of three years by the following vote:

	Yes	Withhold
Class C Directors
Alastair J. Clemow	63,663,940	1,896,465
Joel S. Kanter	63,601,150	1,959,255
Item 5. Other Information
     None.
Item 6. Exhibits

a)	Exhibits

	10.1	Employment Agreement between Encore Medical Corporation and Brian Ennis, dated effective as of March 6, 2006.

	31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

	31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2006	By:	/s/ Kenneth W. Davidson

Date		Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 9, 2006	By:	/s/ William W. Burke

Date		William W. Burke, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)