Form 10-Q
period 2006-09-30
ENCORE MEDICAL CORP
filed 2006-11-09
CIK 944763

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☑ No ☐1
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on1 November 1, 2006:

Class	Outstanding as of November 1, 2006

Common Stock; $0.001 Par Value per Share	71,880,372 shares

1As a result of the merger pursuant to which Grand Slam Holdings Corp. acquired all our outstanding common stock on November 4, 2006, the Company ceased to be subject to such filing requirements as of November 4, 2006. However, the Company agreed under the terms of certain long-term debt covenants to continue these filings.

ENCORE MEDICAL CORPORATION
Quarterly Report on Form 10-Q
For the period ended September 30, 2006

Part I. Financial Information
Item 1. Financial Statements
ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
(in thousands except per share data)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$32,123	$17,200
Accounts receivable, net	94,865	53,809
Inventories, net	70,601	56,433
Deferred tax assets	20,200	9,538
Prepaid expenses and other current assets	5,287	4,613
Assets of discontinued operations	5,006	14

Total current assets	228,082	141,607

Property and equipment, net	37,066	26,742
Goodwill	330,076	290,255
Intangible assets, net	107,363	82,378
Deferred tax assets	2,113	—
Other assets	9,451	11,055

Total assets	$714,151	$552,037

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$8,646	$7,287
Accounts payable	20,755	11,820
Accrued expenses	36,586	26,941
Deferred tax liabilities	24	—
Liabilities of discontinued operations	9	295

Total current liabilities	66,020	46,343
Long-term debt and capital leases, net of current portion	328,079	307,794
Deferred tax liabilities	42,215	29,663
Other non-current liabilities	475	460

Total liabilities	436,789	384,260

Minority interests	859	670

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 72,319,000 and 52,365,000 shares issued, respectively	72	52
Additional paid-in capital	262,719	155,399
Notes received for sale of common stock	(846)	(846)
Retained earnings	13,351	15,906
Accumulated other comprehensive income (loss)	2,854	(1,757)
Less: cost of repurchased stock (512,000 shares)	(1,647)	(1,647)

Total stockholders’ equity	276,503	167,107

Total liabilities, minority interests and stockholders’ equity	$714,151	$552,037

See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and nine months ended September 30, 2006 and October 1, 2005
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales	$92,911	$72,726	$275,738	$218,714
Cost of sales	35,324	27,809	108,295	86,058

Gross margin	57,587	44,917	167,443	132,656

Operating expenses:
Selling, general and administrative	44,125	30,868	129,915	94,045
Research and development	2,905	2,479	13,042	7,371

Operating income	10,557	11,570	24,486	31,240

Other income (expense):
Interest income	161	101	400	272
Interest expense	(8,028)	(7,013)	(23,508)	(21,355)
Other income (expense), net	27	(150)	(15)	107

Income from continuing operations before income taxes and minority interests	2,717	4,508	1,363	10,264

Provision for income taxes	1,775	1,771	3,174	4,003

Minority interests	25	30	137	73

Income (loss) from continuing operations	917	2,707	(1,948)	6,188

Discontinued operations:
Gain on disposal of discontinued operations (net of income tax expense of $1,542)	—	2,383	—	2,383
Income (loss) from discontinued operations (net of income tax (benefit) expense of $22, $10, $(390) and $348, respectively)	(163)	16	(607)	569

Net income (loss)	$754	$5,106	$(2,555)	$9,140

Earnings (loss) per share — basic:
Income (loss) from continuing operations	$0.01	$0.05	$(0.03)	$0.12
Income (loss) from discontinued operations	$0.00	$0.05	$(0.01)	$0.06

Net income (loss)	$0.01	$0.10	$(0.04)	$0.18

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$0.01	$0.05	$(0.03)	$0.12
Income (loss) from discontinued operations	$0.00	0.05	$(0.01)	0.05

Net income (loss)	$0.01	$0.10	$(0.04)	$0.17

Weighted average number of common shares outstanding:
Basic	71,465	51,791	67,089	51,744
Diluted	71,838	52,491	67,089	52,395
See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the nine months ended September 30, 2006 and October 1, 2005
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(2,555)	$9,140
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,848	6,264
Amortization of intangibles	5,295	3,804
Amortization of debt issuance costs	1,594	1,642
Non-cash interest expense	82	74
Stock-based compensation	3,006	130
Loss on disposal of assets	373	959
Gain on disposal of discontinued operations	—	(3,925)
Deferred income taxes	(5,526)	(1,685)
Provision for bad debt expense and sales returns	5,864	4,375
Inventory reserves	3,454	3,058
Minority interests	137	73
Tax benefit associated with stock option exercises	(1,340)	(49)
In-process research and development	3,897	—
Net effect of discontinued operations	985	1,315

Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(723)	448
Inventories	(8,644)	(8,712)
Prepaid expenses, other assets and liabilities	2,756	(990)
Accounts payable and accrued expenses	2,787	2,779

Net cash provided by operating activities	19,290	18,700

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(1,091)	(21,065)
Proceeds on sale of assets	64	—
Proceeds on sale of discontinued operations	—	9,291
Purchases of property and equipment	(11,023)	(6,080)
Acquisition of intangibles	(244)	—

Net cash used in investing activities	(12,294)	(17,854)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,922	301
Proceeds from notes received for sale of common stock	—	102
Excess tax benefit associated with stock option exercises	1,340	—
Proceeds from long-term obligations	25,300	14,700
Payments on long-term obligations	(24,128)	(13,708)
Payment of debt issuance costs	(10)	(219)
Dividend paid to minority interests	—	(198)

Net cash provided by financing activities	7,424	978

Effect of exchange rate on cash and cash equivalents	503	(554)

Net increase in cash and cash equivalents	14,923	1,270
Cash and cash equivalents at beginning of year	17,200	19,889

Cash and cash equivalents at end of period	$32,123	$21,159

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,606	$14,984
Cash paid for income taxes	$4,753	$7,939
Non-cash investing and financing activities:
Capital lease obligations related to equipment leases	$384	$—
See accompanying notes to unaudited consolidated financial statements.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Encore Medical Corporation, a Delaware corporation, and its wholly owned subsidiaries and those entities in which we hold a controlling interest (individually and collectively referred to as “us,” “we,” “our company” “any successor” or “Encore”). Minority interest reflects the 50% separate ownership of Medireha GmbH (“Medireha”) due to our controlling interest which results from our being Medireha’s only customer and our ability to direct Medireha’s production and research and development efforts. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, particularly as a result of the transactions described below under “Sale of the Company”. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2005.
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
Description of Business
We are a diversified orthopedic device company with leading positions in many of the markets in which we compete. We develop, manufacture and distribute a comprehensive range of high-quality orthopedic devices, used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a comprehensive suite of surgical reconstructive implant products. We believe that we are one of a few orthopedic device companies that offer healthcare professionals and patients a diverse range of orthopedic rehabilitation and surgical reconstructive implant products addressing the complete spectrum of pre-operative, post-operative, clinical and home rehabilitation care.
We currently market and distribute our products through two operating divisions, our Orthopedic Rehabilitation Division and our Surgical Implant Division. Our Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone and to protect against injury; such as at-home and clinical electrotherapy, patient care and continuous passive motion (“CPM”) devices used to treat pain and restore muscle function, physical therapy tables, home and clinical traction products, iontophoretic devices and chiropractic treatment tables used to treat joint and spine conditions. Our Surgical Implant Division develops, manufactures and markets a wide variety of products that serve the orthopedic reconstructive joint implant market. These products include knee, hip, and shoulder and reconstructive spinal implants, along with instruments used by surgeons to perform orthopedic reconstructive surgery.
Our products are subject to regulation by the Food and Drug Administration (“FDA”) with respect to their sale in the United States, and we must, in many cases, obtain FDA authorization to market our products before they can be sold in the United States. Additionally, we are subject to similar regulations in many of the foreign countries in which we sell products.
Sale of the Company
On November 4, 2006, an affiliate of Blackstone Capital Partners V L. P. (“Blackstone”) by way of merger with Encore Medical Corporation, acquired a 95.8% interest in Encore. Encore became the ultimate parent corporation of Encore Medical Holdings LLC (“Holdings”), Encore Medical Finance LLC (“Encore Finance”), and Encore Medical Finance Corp. (“Encore Finance Corp.”). Holdings, directly or indirectly through its subsidiaries, owns all of the operating assets of Encore. The remaining 4.2% ownership in Encore is held by members of management of Encore.

Under the terms of the agreement our stockholders received $6.55 in cash for each share of our common stock they held upon consummation of the transaction. The transaction was financed through a combination of equity contributed by Blackstone and debt financing. Upon the closing of the transaction, shares of our common stock ceased to be traded on the NASDAQ Global Market. A more detailed description of the agreement and the transaction are available in the Form 8K filed with the SEC on November 3, 2006 and in the definitive proxy statement filed with the SEC on October 3, 2006 and mailed to our stockholders on October 4, 2006.
Except for certain options held by our executive officers, each outstanding option to purchase common stock of Encore which was vested or which by its terms would have become vested at the effective time of the transaction, was canceled in exchange for the right to receive, for each share of common stock issuable upon exercise of such option, cash in the amount equal to the excess, if any, of $6.55 over the exercise price per share of any such options, multiplied by the number of shares of our common stock for which such option was exercisable immediately prior to the effective time of the transaction. Options owned by the executive officers which had not been exercised at or prior to the effective time of the transaction remain outstanding and continue as options to purchase a percentage of shares of the common stock of the surviving company that corresponds to the percentage of the fully diluted equity of Encore represented by the shares underlying the options.
The following capitalization and financing transactions occurred in connection with the merger:
•	$357.0 million cash equity investment in Encore by Blackstone which was used to partially acquire the outstanding shares of Encore’s common stock and the outstanding options to acquire Encore’s common stock;

•	Encore Medical Finance LLC (“Encore Finance”) entered into a new credit agreement that provided for new senior secured term loans totaling $350.0 million, all of which was borrowed at closing, and a new revolving loan facility of $50 million, of which zero was outstanding at closing; and

•	Encore Finance and Encore Medical Finance Corporation issued and sold $200.0 million of 11.75% senior subordinated notes due 2014.
The proceeds from the financing transactions were used to:
•	complete the acquisition of the ownership in Encore not acquired using the cash equity contributions by Blackstone;

•	repay all indebtedness under our existing senior credit facility;

•	repurchase our 9.75% senior subordinated notes due 2008 and pay related bond tender premium and consent fees, pursuant to a tender offer and consent solicitation;

•	pay the cash related fees and expenses of the merger and the related financing transactions; and

•	fund the cash portion of a proposed acquisition of a privately-held medical device company located outside the United States. If the proposed acquisition is not completed by November 30, 2006, we will repay $10.0 million of term loan borrowings.
In connection with the closing of the merger, our closing financial statements will reflect certain items, including but not limited to:

•	recognition of approximately $6.3 million of stock-based compensation expense associated with the accelerated vesting of our stock options which occurred upon the change in control;

•	recognition of approximately $8.4 million of expense for unamortized debt issue costs associated with our senior credit facility and 9.75% senior subordinated notes; and

•	recognition of approximately $538,000 of gain valued at September 30, 2006, due to the sale of our current interest rate swap as a result of the repayment of our senior credit facility.
          We also incurred costs of $1.4 million directly related to the merger during the three months and nine months ended September 30, 2006. Such costs are reflected in sales and administrative expenses in the accompanying statements of operations.

2. CHANGE IN ACCOUNTING PRINCIPLE
Stock Based Compensation
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
Summary of Plans
As of September 30, 2006, up to 9,875,197 shares of common stock were reserved for issuance under our stock plans (which are described below) for the benefit of certain directors, employees and consultants. Under our Stock Plans, options generally expire ten years from the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over a period of three to four years.
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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	61.0%	76.6%	61.0%	79.6%
Risk-free interest rate	4.8%	4.16%	4.8%	4.0%
Expected life	4.5 to 5.6 yrs	4.1 yrs	4.5 to 5.6 yrs	4.1 yrs
* The assumptions used in the three and nine months ended October 1, 2005 were used to calculate pro-forma compensation expense per SFAS 123.
A summary of option activity as of September 30, 2006, and changes during the nine month period then ended, is presented below:

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding, beginning of year	4,018,305	$5.02
Granted	4,169,582	4.03
Exercised	(1,693,283)	2.91
Canceled	(64,408)	6.44

Outstanding, end of period	6,430,196	$4.92	7.45	$6,724,085

Options exercisable at period end	3,665,762	$4.82	6.31	$5,106,789

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $3.68. There were no options granted during the three months ended September 30, 2006. The total intrinsic value of options exercised during the three months and nine months ended September 30, 2006 was $2,357,134 and $5,148,252 respectively. Upon the exercise of options, we issue new common stock from our authorized shares.
Total unrecognized stock-based compensation expense related to nonvested stock options was approximately $6.3 million as of September 30, 2006. We anticipate this expense to be recognized over a weighted average period of approximately 2.0 years. See Note 1 regarding the subsequent sale of the Company, which will affect the timing of the recognition of this expense.

The following table summarizes the effect of adopting SFAS 123R for the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Stock-based compensation recognized
Cost of sales	$18	$56
Selling, general and administrative	982	2,840
Research and development	18	53

Total	$1,018	$2,949

Decrease in provision for income taxes	$(95)	$(323)

Decrease in net income	$923	$2,626

Impact on basic and diluted net income (loss) per common share	$0.01	$0.04

Pro-Forma Disclosure for three and nine months ended October 1, 2005
If the fair value based method prescribed by SFAS 123 had been applied in measuring employee stock compensation expense for the three and nine months ended October 1, 2005, the pro-forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

		Three Months	Nine Months
		Ended	Ended
		October 1, 2005	October 1, 2005
Net income	As reported	$5,106	$9,140
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(404)	(1,215)

Net income	Pro forma	$4,702	$7,925

Earnings per share:
Basic:	As reported	$0.10	$0.18
	Pro forma	$0.09	$0.15

Diluted:	As reported	$0.10	$0.17
	Pro forma	$0.09	$0.15
The weighted average grant date fair value of options granted during the three months and nine months ended October 1, 2005 was $3.32 and $3.29 per option, respectively.
Upon the closing of the merger, each outstanding option which is vested or which becomes vested upon the change of control will be cancelled in exchange for the right to receive cash in the amount equal to the excess, if any, of $6.55 over the excise price of the option. All unvested options will be cancelled without consideration. Refer to Note 1 “Sale of the Company” for further discussion on the recognition of stock based compensation expense in connection with the closing of the merger.
On November 3, 2006, the Company adopted the Encore Medical Corporation 2006 Stock Incentive Plan (the “Stock Incentive Plan”), which provides for the grant of stock options and other stock-based awards to key employees, directors and consultants, including the executive officers. The total number of shares that may be issued under the 2006 Stock Incentive Plan is 100,000 subject to adjustment in certain events. The exercise price of stock options granted under the Plan will not be less than 100% of the fair market value of the underlying shares on the date of grant, as determined under the Plan. The Pool of shares available under the Plan will be increased in the event of acquisitions. On November 3, 2006, the Company also adopted a form of nonstatutory stock option agreement (the “Agreement”) for awards under the Plan. Under the Agreement, certain stock options will vest over a specified period of time, contingent solely upon the awardee’s continued employment with the Company, and other stock options will vest over a specified performance period from the grant date upon the achievement of pre-determined performance targets over time. The Agreement included certain forfeiture provisions upon an awardee’s separation from service with the Company.

3. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued Staff Position No. FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event” (“FSP FAS 123R-4”). FASB Staff Position FSP FAS 123R-4 amends FASB Statement of Financial Accounting Standards (SFAS) 123R to require evaluation of the probability of occurrence of a contingent cash settlement event in determining whether the underlying options or similar instruments issued as employee compensation should be classified as liabilities or equity. On the date the contingent event becomes probable of occurring the award must be recognized as a liability. On that date, the company recognizes a share-based liability equal to the portion of the award attributed to past service and any provision for accelerated vesting, multiplied by the fair value of the award on that date. On June 30, 2006, we entered into a definitive agreement with two companies which were formed by and owned by Blackstone Capital Partners V L.P. (“Blackstone”) (the “Agreement”) to be acquired in a going private merger transaction. This transaction would trigger an acceleration clause in our employee stock option plan which would result in cash settlement for employee options. As of September 30, 2006, we did not believe the transaction was probable under FSP FAS 123 due to the presence of certain unfulfilled conditions, including the approval of the transaction by our stockholders that must be satisfied before the transaction is concluded. See Note 1 for a discussion of the impact of the accelerated vesting of our stock options upon completion of the transaction.
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. Registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approach (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Importantly, if correcting the item in the current year materially affects the current year but yet the item was not material in any prior year, “the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements”. However, in this circumstance, correcting prior year financial statements for immaterial errors does not require amending previously filed financial statements-the correction can be made the next time the prior year financial statements are filed. We have determined that the impact, if any, of adopting the provisions of SAB 108 on our financial condition would be insignificant.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” (“FAS 157”). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that FAS 157 will have on our results of operations and financial position.
4. ACCOUNTS RECEIVABLE
A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Balance, beginning of period	$3,699	$4,302	$4,016	$2,735
Provision	1,512	2,046	5,864	4,375
Write-off charges and recoveries	(1,094)	(2,256)	(5,763)	(3,018)

Balance, end of period	$4,117	$4,092	$4,117	$4,092

5. INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Components and raw materials	$19,975	$13,697
Work in process	3,999	5,516
Finished goods	36,675	30,314
Inventory held on consignment	18,205	14,303

	78,854	63,830
Less inventory reserves	(8,253)	(7,397)

	$70,601	$56,433

A summary of the activity in our inventory reserve for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Balance, beginning of period	$7,771	$6,874	$7,397	$4,993
Provision charged to cost of sales	1,723	681	3,454	3,058
Write-offs charged to reserve	(1,241)	(200)	(2,598)	(696)

Balance, end of period	$8,253	$7,355	$8,253	$7,355

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.
6. GOODWILL AND INTANGIBLE ASSETS
A summary of the activity in goodwill is presented below (in thousands):

	September 30, 2006	December 31, 2005
Balance, beginning of year	$290,255	$286,231
Adjustment related to resolution of contingencies	(173)	5,958
Goodwill associated with the acquisition of Osteoimplant Technology, Inc. (“OTI”)	474	6,360
Goodwill associated with the acquisition of Compex Technologies, Inc. (“Compex”)	36,249	—
Adjustment related to tax benefit associated with Compex stock option exercises	(1,191)	—
Foreign currency translation	4,462	(8,294)

Balance, end of period	$330,076	$290,255

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

Refer to Notes 11 and 12 for a discussion of the OTI and Compex acquisitions, respectively.
At September 30, 2006, we had goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, Net
Orthopedic Rehabilitation Division	$319,820	$104,203
Surgical Implant Division	10,256	3,160

Total	$330,076	$107,363

Intangibles consisted of the following as of September 30, 2006 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$22,771	$(7,939)	$14,832
Customer-based	64,005	(9,738)	54,267

	$86,776	$(17,677)	$69,099

Unamortizable intangible assets:
Trademarks			37,538

Foreign currency translation			726

Total intangible assets			$107,363

Intangibles consisted of the following as of December 31, 2005 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$10,552	$(2,281)	$8,271
Customer-based	48,011	(4,956)	43,055

	$58,563	$(7,237)	51,326

Unamortizable intangible assets:
Trademarks			31,768
Foreign currency translation			(716)

Total intangible assets			$82,378

During the nine months ended September 30, 2006, we acquired $28.6 million of intangible assets in connection with the Compex acquisition and $244,000 of other intangible assets. Amortization expense for the nine months ended September 30, 2006 and October 1, 2005 was $5.3 million and $3.8 million respectively.
Our amortizable assets will continue to be amortized over their useful lives ranging from 2 to 20 years.
Our estimated amortization expense for the three months ending December 31, 2006 and the next five years is as follows (in thousands):

For three months ended December 31, 2006	$1,798
For year ending December 31, 2007	7,155
For year ending December 31, 2008	6,851
For year ending December 31, 2009	6,563
For year ending December 31, 2010	5,888
For year ending December 31, 2011	5,702

7. LONG-TERM DEBT
Long-term debt (including capital lease obligations) consists of the following (tabular amounts in thousands):

	September 30,	December 31,
	2006	2005
$200 million senior credit facility to a syndicate of financial institutions; composed of a $150 million six-year term loan and a five-year $50 million revolving credit facility due October 2010; collateralized by all domestic assets of Encore and pledge of 66% of the stock of foreign subsidiaries of Encore; interest rate at Bank of America’s base rate or the London Interbank Offered Rate (LIBOR), plus an applicable margin determined by, among other things, the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA); $10 million available under the revolving credit facility as of September 30, 2006; term loan subject to quarterly principal installments of (a) $1.8 million each of the next 5 quarters, (b) $3.6 million each of the following 8 quarters, and (c) $23.2 million each of the last 4 quarters with the last payment due October 2010; interest rate of 7.81% and 7.22% at September 30, 2006 and December 31, 2005, respectively.
	$170,191	$150,241
$165 million senior subordinated notes payable to institutional investors issued at 99.314% of principal amount; less unamortized discount of $926,000 and $1,008,000 at September 30, 2006 and December 31, 2005, respectively; interest rate of 9.75%; interest payable semi-annually on April 1 and October 1 of each year through October 1, 2012; junior and subordinate to senior credit facility; prepayable at a premium commencing October 1, 2008.	164,074	163,992
€5 million Swiss credit facility; €1 million outstanding at September 30, 2006 and due October 2006; collateralized by an equity interest held by Compex’s Swiss subsidiary; interest rate of 4.5% at September 30, 2006.	1,269	—
Note payable to a corporation, which is principally owned by an employee of the Company, in connection with the acquisition of Rehab Med+Equip by Empi in 2002; payable in July 2008; interest rate at higher of 5% or prime on the first business day of each calendar quarter; interest rate of 6.75% at both September 30, 2006 and December 31, 2005, respectively.	469	469
European bank loans to finance European working capital; monthly payments through March 2006, variable interest rate of 5.25% at December 31, 2005.	—	10
Capital lease obligations, collateralized by related equipment.	722	369

	336,725	315,081
Less — current portion	(8,646)	(7,287)

	$328,079	$307,794

In connection with our Compex acquisition, which we completed in February 2006, we incurred approximately $25.3 million in debt under our revolving credit facility, which was primarily used to repay bank debt owed by Compex. In addition, in connection with the Compex acquisition we increased the maximum amount we can borrow under our revolving line of credit from $30 million to $50 million.
The debt agreements related to the $200.0 million senior credit facility and the $165.0 million senior subordinated notes contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could affect the ability to borrow under the agreements and, if not waived or corrected, could accelerate the maturity of any borrowings outstanding under both of the applicable agreements. As of September 30, 2006, we were in compliance with all debt covenants and warranties. In addition, these debt agreements restrict our ability to (i) incur additional indebtedness; (ii) issue redeemable equity interests and preferred equity interests; (iii) pay dividends or make distributions, repurchase equity interests or make other restricted payments; (iv) make capital expenditures; (v) create liens; (vi) enter into transactions with our affiliates; (vii) make investments; (viii) sell assets; or (ix) enter into mergers or consolidations. See Note 1 regarding the subsequent sale of the Company, which affected the timing of the repayment of the Company’s long-term debt, and the amortization of related debt issue costs, which approximated $8.4 million at September 30, 2006.

8. SEGMENT AND GEOGRAPHIC INFORMATION
We have two reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. (“SFAS 131”). Our reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. Our Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against injury, such as at-home and clinical electrotherapy, patient care and continuous passive motion devices used to treat pain and restore muscle function, physical therapy tables, home and clinical traction products, iontophoretic devices and chiropractic treatment tables used to treat joint and spine conditions. Our Surgical Implant Division offers a wide variety of products that serve the orthopedic reconstructive joint implant market including knee, hip and shoulder and reconstructive spinal implant products, along with instruments used by surgeons to perform orthopedic reconstructive surgery.
Information regarding business segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net Sales:
Orthopedic Rehabilitation Division	$77,681	$58,277	$229,799	$178,313
Surgical Implant Division	15,230	14,449	45,939	40,401

Consolidated net sales	$92,911	$72,726	$275,738	$218,714

Gross Margin:
Orthopedic Rehabilitation Division	$46,494	$33,479	$132,650	$100,828
Surgical Implant Division	11,093	11,438	34,793	31,828

Consolidated gross margin	$57,587	$44,917	$167,443	$132,656

We allocate resources and evaluate the performance of our segments based on gross margin and therefore have not disclosed certain other items, such as depreciation, operating income, interest and income taxes as permitted by SFAS 131.
Geographic Area
The following are our net sales by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales:
United States	$74,087	$57,246	$217,567	$171,397
Germany	7,740	4,294	24,080	21,370
Other Europe, Middle East & Africa	7,416	7,561	24,686	16,738
Asia Pacific	2,297	2,958	6,456	6,692
Other	1,371	667	2,949	2,517

	$92,911	$72,726	$275,738	$218,714

The following are our long-lived assets by geographic area (in thousands):

	September 30, 2006	December 31, 2005
United States	$389,734	$338,053
Europe	96,335	72,377

	$486,069	$410,430

9. DISCONTINUED OPERATIONS
We account for our discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, we classified results of operations and the related charges for discontinued operations as “Income (loss) from discontinued operations, net of income tax expense (benefit)” in the accompanying Consolidated Statements of Operations. We classified assets and liabilities of the discontinued operations on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”. For comparative purposes, we restated all prior periods presented to reflect the reclassifications on a consistent basis.
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
On June 30, 2006, we completed the sale of our Slendertone® U.S. consumer product line (“US Consumer product line”) for a purchase price of $2.35 million, plus the cost of inventory acquired. The assets sold were previously included in our Orthopedic Rehabilitation Division and comprised our entire SlendertoneTM consumer product inventory and all of our rights to distribute SlendertoneTM products in the United States. As part of this transaction the buyer has approximately 120 days to pay us for the value of the inventory. In addition, per the Transaction Services Agreement consummated on June 8, 2006, we have agreed to provide transition support for the SlendertoneTM business in the U.S. through no later than December 31, 2006. We intend to use the net proceeds from this sale to invest in our core Surgical Implant and Orthopedic Rehabilitation businesses.
For accounting purposes, the operating results of the US Consumer product line and the soft goods product line have been classified as discontinued operations in the Consolidated Statement of Operations for all historical periods.
Discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales	$31	$1,333	$4,009	$8,709
Income (loss) from operations	(141)	67	(997)	1,179
Income (loss) before income taxes from discontinued operations	(141)	26	(997)	917
Pre-tax gain on disposal of discontinued operations	—	3,925	—	3,925
Income tax (benefit) expense	22	1,552	(390)	1,890

Income (loss) from discontinued operations	$(163)	$2,399	$(607)	$2,952

Asset and liabilities of the discontinued operations are as follows (in thousands):

	September 30, 2006	December 31, 2005
Current assets	$5,006	$14
Current liabilities	(9)	(295)

Net assets (liabilities)	$4,997	$(281)

As of September 30, 2006, current assets are composed of accounts receivable and current liabilities are composed of accounts payable, both associated with the sale of our US Consumer product line.

10. EARNINGS PER SHARE
     The following is a reconciliation of the shares used in the basic and diluted per share computations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Shares used in computing basic earnings per share	71,465	51,791	67,089	51,744
Incremental shares from assumed conversions	373	700	—	651

Shares used in computing diluted earnings per share	71,838	52,491	67,089	52,395

For the quarters ended September 30, 2006 and October 1, 2005, we did not include the effect of 1,106,356 and 1,502,200 common stock equivalents, respectively, in the computation of diluted earnings per share because the inclusion of such would be anti-dilutive. The total number of common stock equivalents excluded from the calculation of diluted earnings per common share was 4,410,444 for the first nine months of 2006 and 1,502,200 for the first nine months of 2005.
11. ACQUISITION OF OTI
On February 22, 2005, we acquired substantially all of the assets of OTI, which included a line of spinal implant products and several total knee and hip implant designs. The total purchase price for the OTI assets of approximately $15.7 million was comprised of approximately $14.5 million payable in cash to OTI and $1.2 million in purchase costs. We borrowed $14.7 million from our existing line of credit to finance the OTI asset acquisition. The acquisition consideration is subject to adjustment based upon the final balance sheet as of the closing date, which remains the subject of a dispute between the former OTI shareholders and us. We do not anticipate the resolution of the dispute will have a material impact on our financial position or results of operations. Recently the parties concluded an arbitration that resulted in an award of approximately $326,000 to Encore to reflect a lower inventory value at the date of closing than was originally determined by OTI. We have also been involved in the defense of a patent infringement claim against us and OTI which is in the process of being settled and are in a related dispute with OTI and its chief executive officer over certain representations and warranties that were made as part of the Asset Purchase Agreement. This dispute is currently the subject of litigation in which each party has asserted certain claims, including our claim for indemnification from the approximately $1.5 million escrow fund that was established pursuant to the Asset Purchase Agreement specifically for the purpose of funding indemnification claims. We have reflected the costs that we have incurred to date related to the litigation for which we believe we are entitled to indemnification as an account receivable. During the first quarter of 2006, we identified $474,000 of additional obsolete inventory related to inventory acquired with our acquisition of OTI which we recorded as an adjustment to the OTI purchase price as it did not relate to post acquisition activity.
We have included the results of OTI in our consolidated statement of operations since the February 22, 2005 date of acquisition.
12. ACQUISITION OF COMPEX
On February 24, 2006, pursuant to the terms of a merger agreement dated November 11, 2005, we acquired all of the issued and outstanding shares of Compex Technologies, Inc. (Compex), a Minnesota corporation. The total purchase price of approximately $102.9 million was comprised of 18.3 million shares of our common stock, valued at approximately $90.0 million, options to purchase 2.3 million shares of our common stock valued at $9.4 million, along with $3.5 million in purchase costs. We funded the merger, which we refer to as the Compex acquisition, with our common stock and $25.3 million of borrowings under the revolving credit facility with our senior creditors (see Note 7). In connection with the Compex acquisition, we retired $17.3 million of outstanding Compex debt.
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

The following valuations are preliminary and are subject to change upon our further evaluation of the assets acquired and liabilities assumed (in thousands):

Current assets	$75,849
Tangible and other non-current assets	8,661
Liabilities assumed	(50,006)
In-process research and development	3,897
Restructuring costs	(383)
Identifiable intangible assets	28,594
Goodwill	36,249

$102,861

Included in the liabilities assumed is approximately $17.3 million of Compex debt that we retired upon closing of the Compex acquisition utilizing borrowings under our revolving line of credit.
In connection with the Company’s analysis of the Compex accounts receivable balances acquired during the Compex acquisition, the Company increased the recorded sales and other allowances by $5.6 million as compared to what was recorded in the historical Compex accounts as of the acquisition date (February 24, 2006). In assessing the ultimate collectibility of the acquired receivables, we obtained additional payor mix and reimbursement data to estimate the related allowances. We concluded that additional allowances were necessary when applied against our own policies and procedures. We have reflected the change in estimate as a current period charge during the second quarter of 2006, the period in which the change in estimate occurred. The adjustment resulted in a reduction of our net revenues, gross margin, operating and pre-tax income of $5.6 million, and a reduction of our net income of approximately $2.9 million, or $0.04 per fully diluted share for both the three and nine months ended September 30, 2006.
The acquired intangible assets consist of the following, and are being amortized over their estimated economic life, where applicable, using the straight-line method (in thousands, except useful life):

Asset Class	Fair Value	Wtd. Avg. Useful Life
Technology-based	$8,213	7 years
Customer-based	14,610	11 years
Trademarks	5,771	Indefinite
In-process research and development	3,897
Goodwill	36,249

	$68,740

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, and is not tax deductible.
We are continuing our integration plans with respect to the acquired Compex operations. The completion of the implementation could result in further adjustments to the purchase price allocation. On June 30, 2006, we completed the divestiture of our US Consumer product line which we acquired in the Compex acquisition. Refer to Note 9 regarding this divestiture. In addition, we have announced our intention to close and restructure the Compex billing operations located in Tampa, Florida and integrate such into our existing operations in Minnesota. The restructuring effort will include the termination of approximately 165 employees, and the vacating of our Tampa facility, which is subject to a lease expiring in 2014. We anticipate the restructuring to be completed during the first quarter of 2007.

A summary of the activity for the three and nine months ended September 30, 2006 for this restructuring is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Lease			Lease
	Termination			Termination
	Costs	Severance	Total	Costs	Severance	Total
Accrual, beginning of period	$924	$151	$1,075	$—	$—	$—
Compex acquisition costs	(541)	—	(541)	383	—	383
Expensed during period	—	300	300	—	451	451
Payments made	—	(100)	(100)	—	(100)	(100)

Accrual, end of period	$383	$351	$734	$383	$351	$734

During the second quarter, we had accrued costs associated with our lease of the Tampa facility through May 2014, less our estimate of sublease income that may be generated throughout the lease term. Based upon our contractual rental payments on the lease and our estimates of potential sublease rentals available in the existing commercial real estate market in Tampa, Florida, we estimated our remaining lease liability to be approximately $924,000 at the end of second quarter. During the third quarter, we received additional information from the landlord indicating that we will be released from the building lease agreement, effective January 31, 2007. Under the terms of the lease termination agreement, we will be required to pay lease termination fees and real estate commissions of approximately $383,000. Based on this updated information we adjusted our liability by reducing the accrual and decreasing goodwill.
In addition, during the second and third quarters of 2006, we have accrued $451,000 of estimated severance costs associated with the closure of the Tampa facility. We intend to terminate the related employees at various dates from August 2006 through December 2006. As the provisions of the applicable severance arrangements require the employees to work through their respective termination dates, we are accruing the related severance costs over the service period, and have included such costs within selling, general and administrative costs of our Orthopedic Rehabilitation segment. We estimate that the total severance to be paid in connection with this restructuring will approximate $718,000.
As part of a continuous evaluation of the Compex integration, we have announced our intention to close the Compex corporate headquarters which is located in New Brighton, Minnesota. This facility houses all of Compex’s corporate activities including administration, finance, sales and marketing, research and development and manufacturing. The restructuring effort will include the termination of approximately 60 employees, and the vacating of our 30,000 square foot facility, which is owned by Compex. The operations of the New Brighton facility will be integrated into our existing operations in Minnesota and South Dakota. As the communication date of this closure was made during the fourth quarter of 2006, our financial results for the period ending September 30, 2006 do not contain any accruals or adjustments for this facility closure. We anticipate completing this integration during the fourth quarter of 2006.
The results of Compex have been included within our Consolidated Statement of Operations since February 24, 2006, the date of acquisition.

The following pro-forma information presents results of operations of Encore as if the acquisition of Compex occurred as of January 1, of the respective year. Although prepared on a basis consistent with Encore’s consolidated financial statements, these unaudited pro-forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales	$92,911	$96,913	$288,733	$290,417
Income (loss) before income taxes	2,717	6,341	(2,410)	13,169
Net income (loss)	917	3,763	(4,328)	7,846

Basic earnings (loss) per share	$0.01	$0.05	$(0.06)	$0.11
Shares used in computing basic earnings (loss) per share	71,465	70,051	70,944	70,004
Diluted earnings (loss) per share	$0.01	$0.05	$(0.06)	$0.11
Shares used in computing diluted earnings (loss) per share	71,838	70,751	70,944	70,655
13. INCOME TAXES
Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. During the three and nine months ended September 30, 2006, we recorded approximately $1.8 million and $3.2 million of income tax expense, respectively, on a pre-tax income of approximately $2.7 million and $1.4 million, respectively, due to the recording, in connection with the Compex acquisition, of approximately $3.9 million of in-process research and development (“IPR&D”) costs, which are not deductible for tax purposes. In addition, our 2006 effective tax rate was negatively impacted by non-deductible stock-based compensation expense and other non-deductible expenses.
14. COMMITMENTS AND CONTINGENCIES
On July 7, 2006, a purported class action complaint, Louis Dudas et al. v. Encore Medical Corporation et al., was filed against us and our directors in the District Court of Travis County, Texas, 345th Judicial District. On July 18, 2006, a second purported class action complaint, Robert Kemp et al. v. Alastair J. Clemow et al. (the “Delaware Action”) was filed in the Court of Chancery of the State of Delaware, New Castle County, against us and our directors. Blackstone, Grand Slam Holdings, LLC, and Grand Slam Acquisition Corp. are also named as defendants in the Delaware Action.
Both complaints seek to enjoin the proposed acquisition of Encore by Blackstone (discussed in Note 1) on grounds that our directors breached their fiduciary duties by agreeing to an allegedly inadequate acquisition price. The complaints allege that our directors will receive substantial benefits from the acquisition that supposedly will not be shared with other stockholders, and that the directors and Blackstone timed the acquisition so that the agreement would be announced before we released our second quarter 2006 financial results, which allegedly would have caused the stock price to rise. The complaints further allege that the directors who approved the transaction were not sufficiently independent and disinterested and did not conduct a competitive auction and did not obtain an adequate price from Blackstone for the merger. The complaints seek, among other things, injunctive relief to enjoin the consummation of the acquisition and rescind any actions that have already been taken to consummate the acquisition; rescissory damages; an accounting of all “profits and any special benefits” obtained by our directors; and the plaintiffs’ reasonable costs and attorneys’ fees and expert fees. The Delaware Action also seeks an accounting of all “profits and any special benefits” obtained by our directors and asserts a claim for damages on behalf of the putative class.
Both lawsuits are in their preliminary stages and we cannot presently predict the outcome of the lawsuits.
As of September 30, 2006, we have cash deposits with financial institutions of approximately 600,000 euros which are restricted for use in matters concerning French customs litigation. Restricted cash is included in cash and cash equivalents at September 30, 2006.

15. GUARANTOR / NON-GUARANTOR COMPANIES OF THE 9 3/4% SENIOR SUBORDINATED NOTES DUE 2012
Under the terms of our 9 3/4% senior subordinated notes due 2012, Encore Medical Corporation and our U.S. subsidiaries guaranteed the notes. Our foreign subsidiaries did not guarantee the notes. The subsidiary issuer and each subsidiary guarantor is 100% owned by the parent company. All guarantees were full and unconditional, and are also joint and several among the guarantor companies. The indenture related to our notes imposed certain restrictions including, among other things, limits on our ability and that of our subsidiaries to:
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
The following condensed consolidating schedules present condensed financial information of our guarantors and our subsidiaries that were non-guarantors as of and for the periods presented below.

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of September 30, 2006
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-
	Corporation	IHC, Inc.	Guarantors	guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$275	$—	$24,079	$7,769	$—	$32,123
Accounts receivable, net	—	—	83,689	11,176	—	94,865
Inventories, net	—	—	64,317	6,434	(150)	70,601
Deferred tax assets	—	—	20,095	105	—	20,200
Prepaid expenses and other current assets	37	113	4,253	884	—	5,287
Assets of discontinued operations	—	—	5,006	—	—	5,006

Total current assets	312	113	201,439	26,368	(150)	228,082

Property and equipment, net	—	—	32,023	7,191	(2,148)	37,066
Goodwill	—	—	261,702	68,374	—	330,076
Intangible assets, net	—	—	86,520	20,843	—	107,363
Investment in subsidiaries	53,873	290,031	6,130	—	(350,034)	—
Intercompany receivable	221,070	98,719	—	—	(319,789)	—
Deferred tax assets	—	—	24	2,089	—	2,113
Other assets	—	8,833	490	128	—	9,451

Total assets	$275,255	$397,696	$588,328	$124,993	$(672,121)	$714,151

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$—	$7,134	$243	$1,269	$—	$8,646
Accounts payable	86	—	16,827	3,842	—	20,755
Accrued expenses	—	9,558	19,397	7,631	—	36,586
Current deferred tax liabilities	—	—	24	—	—	24
Liabilities of discontinued operations	—	—	9	—	—	9

Total current liabilities	86	16,692	36,500	12,742	—	66,020
Long-term debt and capital leases, net of current portion	—	327,131	948	—	—	328,079
Deferred tax liabilities	—	—	34,797	7,272	146	42,215
Intercompany payable	—	—	215,752	104,037	(319,789)	—
Other non-current liabilities	—	—	475	—	—	475

Total liabilities	86	343,823	288,472	124,051	(319,643)	436,789
Minority interests	—	—	—	859	—	859
Stockholders’ equity	275,169	53,873	299,856	83	(352,478)	276,503

Total liabilities, minority interests and stockholders’ equity	$275,255	$397,696	$588,328	$124,993	$(672,121)	$714,151

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of December 31, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$308	$—	$13,588	$3,304	$—	$17,200
Accounts receivable, net	—	—	48,589	5,220	—	53,809
Inventories, net	—	—	53,668	2,719	46	56,433
Deferred tax assets	—	—	9,538	—	—	9,538
Prepaid expenses and other current assets assets	1,108	351	2,994	160	—	4,613
Assets of discontinued operations	—	—	14	—	—	14

Total current assets	1,416	351	128,391	11,403	46	141,607

Property and equipment, net	—	—	23,113	5,952	(2,323)	26,742
Goodwill	—	—	236,892	53,363	—	290,255
Intangible assets, net	—	—	67,047	15,331	—	82,378
Investment in subsidiaries	55,078	206,453	41,182	—	(302,713)	—
Intercompany receivable	110,924	157,393	—	—	(268,317)	—
Other assets	—	10,458	597	—	—	11,055

Total assets	$167,418	$374,655	$497,222	$86,049	$(573,307)	$552,037

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$—	$7,134	$143	$10	$—	$7,287
Accounts payable	82	—	10,718	1,020	—	11,820
Accrued expenses	—	5,346	16,707	4,888	—	26,941
Liabilities of discontinued operations	—	—	295	—	—	295

Total current liabilities	82	12,480	27,863	5,918	—	46,343
Long-term debt and capital leases, net of current portion	—	307,099	695	—	—	307,794
Deferred tax liabilities	—	—	23,426	6,150	87	29,663
Intercompany payable	—	—	188,047	80,270	(268,317)	—
Other non-current liabilities	—	—	460	—	—	460

Total liabilities	82	319,579	240,491	92,338	(268,230)	384,260
Minority interests	—	—	—	670	—	670
Stockholders’ equity	167,336	55,076	256,731	(6,959)	(305,077)	167,107

Total liabilities, minority interests and stockholders’ equity	$167,418	$374,655	$497,222	$86,049	$(573,307)	$552,037

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2006
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$80,077	$13,803	$(969)	$92,911
Cost of sales	—	—	30,122	6,352	(1,150)	35,324

Gross margin	—	—	49,955	7,451	181	57,587

Operating expenses:

Selling, general and administrative	(4)	—	37,472	6,657	—	44,125
Research and development	—	—	2,513	392	—	2,905

Operating income	4	—	9,970	402	181	10,557

Other income (expense):

Interest income	—	3,776	142	19	(3,776)	161
Interest expense	—	(7,972)	(3,792)	(40)	3,776	(8,028)
Other income (expense), net	2,417	6,614	299	(272)	(9,031)	27

Income (loss) from continuing operations before income taxes and minority interests	2,421	2,418	6,619	109	(8,850)	2,717

Provision for income taxes	—	—	1,626	74	75	1,775
Minority interests	—	—	—	25	—	25

Income (loss) from continuing operations	2,421	2,418	4,993	10	(8,925)	917

Discontinued operations:

Loss from discontinued operations, net of tax	—	—	(163)	—	—	(163)

Net income (loss)	$2,421	$2,418	$4,830	$10	$(8,925)	$754

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Nine months Ended September 30, 2006
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$235,281	$43,829	$(3,372)	$275,738
Cost of sales	—	—	92,438	19,394	(3,537)	108,295

Gross margin	—	—	142,843	24,435	165	167,443

Operating expenses:

Selling, general and administrative	32	—	109,251	20,632	—	129,915
Research and development	—	—	10,005	3,037	—	13,042

Operating income	(32)	—	23,587	766	165	24,486

Other income (expense):

Interest income	—	11,327	351	50	(11,328)	400
Interest expense	—	(23,414)	(11,332)	(90)	11,328	(23,508)
Other income (expense), net	(2,549)	9,539	908	(923)	(6,990)	(15)

Income (loss) from continuing operations before income taxes and minority interests	(2,581)	(2,548)	13,514	(197)	(6,825)	1,363

Provision for income taxes	—	—	2,279	836	59	3,174
Minority interests	—	—	—	137	—	137

Income (loss) from continuing operations	(2,581)	(2,548)	11,235	(1,170)	(6,884)	(1,948)

Discontinued operations:

Loss from discontinued operations, net of tax	—	—	(607)	—	—	(607)

Net income (loss)	$(2,581)	$(2,548)	$10,628	$(1,170)	$(6,884)	$(2,555)

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Months Ended October 1, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$63,249	$9,775	$(298)	$72,726
Cost of sales	—	—	24,124	4,498	(813)	27,809

Gross margin	—	—	39,125	5,277	515	44,917
Operating expenses:
Selling, general and administrative	—	—	27,101	3,767	—	30,868
Research and development	—	—	2,227	252	—	2,479

Operating income	—	—	9,797	1,258	515	11,570
Other income (expense):
Interest income	—	—	70	31	—	101
Interest expense	—	(6,997)	(16)	—	—	(7,013)
Other income (expense), net	5,079	12,077	252	(321)	(17,237)	(150)

Income (loss) from continuing operations before income taxes and minority interests	5,079	5,080	10,103	968	(16,722)	4,508
Provision for income taxes	—	—	1,187	391	193	1,771
Minority interests	—	—	—	30	—	30

Income (loss) from continuing operations	5,079	5,080	8,916	547	(16,915)	2,707
Discontinued operations:
Gain on disposal of discontinued operations	—	—	2,383	—	—	2,383
Income (loss) from discontinued operations, net of tax	—	—	16	—	—	16

Net income (loss)	$5,079	$5,080	$11,315	$547	$(16,915)	$5,106

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Nine Months Ended October 1, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
Net sales	$—	$—	$189,757	$31,056	$(2,099)	$218,714

Cost of sales	—	—	74,284	14,245	(2,471)	86,058

Gross margin	—	—	115,473	16,811	372	132,656
Operating expenses:
Selling, general and administrative	—	—	82,205	11,840	—	94,045
Research and development	—	—	6,434	937	—	7,371

Operating income	—	—	26,834	4,034	372	31,240
Other income (expense):
Interest income	2	—	192	78	—	272
Interest expense	—	(21,370)	15	—	—	(21,355)
Other income (expense), net	9,255	30,622	667	(481)	(39,956)	107

Income (loss) from continuing operations before income taxes and minority interests	9,257	9,252	27,708	3,631	(39,584)	10,264
Provision for income taxes	—	—	2,390	1,473	140	4,003
Minority interests	—	—	—	73	—	73

Income from continuing operations	9,257	9,252	25,318	2,085	(39,724)	6,188
Discontinued operations:
Gain on disposal of discontinued operations	—	—	2,383	—	—	2,383
Income (loss) from discontinued operations, net of tax	—	—	569	—	—	569

Net income (loss)	$9,257	$9,252	$28,270	$2,085	$(39,724)	$9,140

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(2,581)	$(2,548)	$10,628	$(1,170)	$(6,884)	$(2,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	—	—	5,767	2,471	(390)	7,848
Amortization of intangibles	—	—	3,652	1,643	—	5,295
Amortization of debt issuance costs	—	1,594	—	—	—	1,594
Non-cash interest expense	—	82	—	—	—	82
Stock-based compensation	—	—	3,006	—	—	3,006
Loss on disposal of assets	—	—	315	302	(244)	373
Deferred income taxes	8	(3,374)	(1,558)	(661)	59	(5,526)
Income from subsidiaries	2,549	(10,850)	1,497	—	6,804	—
Provision for bad debt expense and sales returns	—	—	5,720	144	—	5,864
Inventory reserves	—	—	3,309	145	—	3,454
Minority interests	—	—	—	137	—	137
Excess tax benefit associated with stock option exercises	—	—	(1,340)	—	—	(1,340)
In-process research and development	—	—	2,213	1,684	—	3,897
Net effect of discontinued operations	—	—	985	—	—	985

Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	—	(3,479)	2,756	—	(723)
Inventories	—	—	(8,976)	136	196	(8,644)
Prepaid expenses, other assets and liabilities	3,424	56	(398)	(326)	—	2,756
Accounts payable and accrued expenses	950	4,212	796	(3,171)	—	2,787

Net cash provided by (used in) operating activities	4,350	(10,828)	22,137	4,090	(459)	19,290

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(1,089)	(2)	—	—	(1,091)
Proceeds on sale of assets	—	—	64	—	—	64
Purchases of property and equipment	—	—	(9,371)	(2,111)	459	(11,023)
Acquisition of intangibles	—	—	(110)	(134)	—	(244)

Net cash used in investing activities	—	(1,089)	(9,419)	(2,245)	459	(12,294)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,920	—	2	—	—	4,922
Intercompany	(9,303)	(8,023)	11,843	5,483	—	—
Excess tax benefit associated with stock option exercises	—	—	1,340	—	—	1,340
Proceeds from long-term obligations	—	25,300	—	—	—	25,300
Payments on long-term obligations	—	(5,350)	(15,412)	(3,366)	—	(24,128)
Payment of debt issuance costs	—	(10)	—	—	—	(10)

Net cash provided by (used in) financing activities	(4,383)	11,917	(2,227)	2,117	—	7,424
Effect of exchange rate on cash and cash equivalents	—	—	—	503	—	503

Net increase in cash and cash equivalents	(33)	—	10,491	4,465	—	14,923

Cash and cash equivalents at beginning of year	308	—	13,588	3,304	—	17,200

Cash and cash equivalents at end of period	$275	$—	$24,079	$7,769	$—	$32,123

ENCORE MEDICAL CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Nine Months Ended October 1, 2005
(in thousands)
(unaudited)

	Encore	Encore
	Medical	Medical	Other	Non-	Elim-
	Corporation	IHC, Inc.	Guarantors	guarantors	inations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$9,257	$9,252	$28,270	$2,085	$(39,724)	$9,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	4,757	2,166	(659)	6,264
Amortization of intangibles	—	—	2,532	1,272	—	3,804
Amortization of debt issuance costs	—	1,642	—	—	—	1,642
Non-cash interest expense	—	74	—	—	—	74
Stock-based compensation	30	—	100	—	—	130
Loss on disposal of assets	—	—	499	681	(221)	959
Gain on disposal of discontinued operations	—	—	(3,925)	—	—	(3,925)
Deferred income taxes	—	—	(1,839)	—	154	(1,685)
Provision for bad debt expense and sales returns	—	—	4,279	96	—	4,375
Inventory reserves	—	—	3,015	43	—	3,058
Minority interests	—	—	—	73	—	73
Tax benefit associated with stock option exercises	(49)	—	—	—	—	(49)
Net effect of discontinued operations	—	—	—	—	—	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	—	(2,655)	3,103	—	448
Inventories	—	—	(9,561)	703	146	(8,712)
Prepaid expenses, other assets and liabilities	4	—	(862)	(132)	—	(990)
Accounts payable and accrued expenses	(2)	4,719	74	(2,012)	—	2,779
Net effect of discontinued operations	—	—	1,315	—	—	1,315

Net cash provided by operating activities	9,240	15,687	25,999	8,078	(40,304)	18,700
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	—	(21,065)	—	—	(21,065)
Investment in subsidiaries	(9,252)	(30,622)	(82)	—	39,956	—
Proceeds from sale of discontinued operations	—	—	9,291	—	—	9,291
Purchases of property and equipment	—	—	(4,584)	(2,110)	614	(6,080)

Net cash used in investing activities	(9,252)	(30,622)	(16,440)	(2,110)	40,570	(17,854)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	301	—	—	—	—	301
Proceeds from notes received for sale of common stock	102	—	—	—	—	102
Intercompany	(219)	13,130	(11,451)	(1,194)	(266)	—
Proceeds from long-term obligations	—	14,700	—	—	—	14,700
Payment of debt issuance costs	—	(219)	—	—	—	(219)
Payments on long-term obligations	—	(12,676)	(977)	(55)	—	(13,708)
Dividend paid to minority interests	—	—	—	(198)	—	(198)

Net cash provided by (used in) financing activities	184	14,935	(12,428)	(1,447)	(266)	978
Effect of exchange rate on cash and cash equivalents	—	—	—	(554)	—	(554)

Net increase in cash and cash equivalents	172	—	(2,869)	3,967	—	1,270
Cash and cash equivalents at beginning of period	739	—	15,223	3,927	—	19,889

Cash and cash equivalents at end of period	$911	$—	$12,354	$7,894	$—	$21,159

16. SUBSEQUENT EVENT
On November 7, 2006, we entered into a stock purchase agreement with Cefar AB (“Cefar”), a leading European provider of electrotherapy and rehabilitation devices. The purchase price of the acquisition, subject to adjustment as provided in the stock purchase agreement, was $21.9 million, consisting of $12.5 million in cash and $9.4 million in shares of Encore’s common stock, valued at a price of $6.55 per share. The cash portion of the acquisition was funded from our new senior secured term loans. We expect to incur approximately $1.0 million of related transaction expenses.

FORM 10-Q
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
     This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. We will discuss and provide our analysis of the following:
•	Overview of Business and Third Quarter Results

•	Results of Operations

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Liquidity and Capital Resources

•	Recent Developments
     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes for those financial statements as well as the other financial data included elsewhere in this Form 10-Q.
Overview of Business and Third Quarter Results
     We are a diversified orthopedic device company with leading positions in many of the markets in which we compete. We develop, manufacture and distribute a comprehensive range of high-quality orthopedic devices used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a comprehensive suite of surgical reconstructive implant products. We believe that we are one of a few orthopedic device companies that offer healthcare professionals and patients a diverse range of orthopedic rehabilitation and surgical reconstructive implant products addressing the complete spectrum of pre-operative, post-operative, clinical and home rehabilitation care. We currently market and distribute our products through two operating divisions, as follows:
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
     In recent years, our growth has been driven both by the introduction of products facilitated by our research and development efforts and selected acquisitions of businesses or products in the orthopedic industry. During the first quarter of 2006, we completed our acquisition of Compex Technologies, Inc. (“Compex”). This acquisition expanded upon our at-home therapy product lines acquired when we purchased Empi, Inc. (“Empi”) in October 2004. In addition, since 2001 we have completed two other acquisitions which have enhanced our presence in the orthopedic market and expanded the product lines offered by our Orthopedic Rehabilitation Division to include electrotherapy, rehabilitation equipment and related products. Our February 2005 acquisition of the assets of Osteoimplant Technology, Inc. (“OTI”) added the Advanced Spine™ spinal implant product line and other total knee and hip implant designs to our Surgical Implant Division’s existing product offerings.

     The nature of our business requires significant investment in accounts receivable, inventory, new product development and debt servicing. We have a diverse group of customers to whom we sell our products. In order to collect our revenues, we employ a variety of processes tailored to meet the needs of our customers. In addition, our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Many of our domestic customers require consignment product to be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. Finally, we have placed an emphasis on our research and development efforts for new products.
     On June 30, 2006, we entered into a definitive agreement (the “Agreement”) with two companies which were formed by and owned by Blackstone Capital Partners V L.P. (“Blackstone”) to be acquired in a going private merger transaction (the “Transaction”). We closed the Transaction on November 4, 2006. Under the terms of the Agreement, our stockholders received $6.55 in cash, without interest, for each share of our common stock they held. Effective upon closing of the Transaction, our shares of common stock were no longer traded on the NASDAQ Global Market. See “Recent Developments” and “Forward Looking Statements” for additional information. More detailed descriptions of the Agreement and the Transaction are available in the Form 8-K filed with the SEC on November 3, 2006, the definitive proxy statement filed with the SEC on October 3, 2006 and mailed to our stockholders on October 4, 2006.
     On June 30, 2006, we completed the sale of our Slendertone® U.S. consumer product line (“US Consumer product line”) for a purchase price of $2.35 million, plus the cost of inventory acquired. The assets sold were previously included in our Orthopedic Rehabilitation Division and comprised our entire Slendertone consumer product inventory and all of our rights to distribute Slendertone products in the United States. As part of this transaction, the buyer has approximately 120 days to pay us for the value of the inventory. In addition, per the Transaction Services Agreement consummated on June 8, 2006, we have agreed to provide transition support for the Slendertone business in the U.S. through December 31, 2006. We intend to use the net proceeds from this sale to invest in our core Surgical Implant and Orthopedic Rehabilitation businesses. On August 8, 2005, we completed the divesture of certain bracing, splinting and patient safety products (which we called our “soft goods product line”) by selling those assets to dj Orthopedics, LLC (“dj”) for a cash payment of approximately $9.5 million. The sale to dj of our former soft goods product line in the third quarter of 2005 enabled us to use after-tax net proceeds to reduce debt and provided expansion space for our growing Surgical Implant Division operations. For accounting purposes, the operating results of our former US Consumer product line and our former soft goods product line, as well as the gain on asset sale associated with the soft goods transaction have been classified as discontinued operations in the consolidated statements of operations for all historical periods presented in this report.
     Net sales for the third quarter and first nine months of 2006 increased by 27.8% and 26.1%, respectively, compared with the same time periods in 2005, primarily due to continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions along with revenue contribution from our Compex acquisition. Net sales were negatively impacted on a year to date basis by a charge of $5.6 million for additional reserves related to accounts receivable acquired in the Compex acquisition. During the second quarter of 2006, additional information was obtained regarding the Compex payor mix and its accounts receivable collection rates and trends, which when applied against our own policies and procedures, resulted in a change in our estimate of the value of the acquired accounts receivable.
     Gross margins of 62.0% and 60.7% in the third quarter and first nine months of 2006, respectively, compared to gross margins of 61.8% and 60.7% in the third quarter and first nine months of 2005, respectively. Gross margins for the nine months ended September 30, 2006 were negatively impacted by the $5.6 million accounts receivable adjustment described above and $0.8 million related to the write up to fair market value of inventory acquired in the Compex acquisition.
     Operating income for the third quarter and first nine months of 2006 was $10.6 million and $24.5 million, respectively, compared to operating income of $11.6 million and $31.2 million, respectively, for the same periods of 2005. Operating income in the third quarter of 2006 was negatively impacted by $1.5 million of Compex integration expenses related to severance, restructuring and other integration costs, $1.0 million of employee stock-based compensation expense related to the adoption of SFAS 123R, compared to no employee stock-based compensation expense in the third quarter of 2005, and $1.4 million of expenses related to our acquisition by Blackstone, which was announced on June 30, 2006 and was consummated on November 4, 2006. These expenses were partially offset by a $1.2 million reduction of incentive compensation expense previously recorded during 2006, based on Encore’s quarterly evaluation of estimated total incentive compensation expected to be paid at year end. Operating income for the nine months ended September 30, 2006 was negatively impacted by $3.9 million of expense related to the write-off of in-process research and development (“IPR&D”) costs associated with the Compex acquisition, $0.8 million of expense related to the write up to fair market value of inventory acquired in the Compex acquisition, the $5.6 million provision for Compex accounts receivable discussed above, $2.2 million of Compex integration expenses related to severance, restructuring and other integration costs, $3.0 million of employee stock-based compensation expense related to the adoption of SFAS 123R compared to no employee stock-based compensation expense in the comparable period in 2005, and $1.4 million of expenses incurred in connection with the Transaction.

Results of Operations
     The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.0	38.2	39.3	39.3

Gross margin	62.0	61.8	60.7	60.7
Operating expenses:
Selling, general and administrative	47.5	42.5	47.1	43.0
Research and development	3.1	3.4	4.7	3.4

Operating income	11.4	15.9	8.9	14.3
Other income (expense):
Interest income	0.2	0.1	0.1	0.1
Interest expense	(8.6)	(9.6)	(8.5)	(9.8)
Other income (expense), net	0.0	(0.2)	0.0	0.1

Income from continuing operations before income taxes and minority interests	2.9	6.2	0.5	4.7
Provision for income taxes	1.9	2.4	1.2	1.8
Minority interests	0.0	0.0	0.0	0.1

Income (loss) from continuing operations	1.0	3.7	(0.7)	2.8
Discontinued operations:
Gain on disposal of discontinued operations	0.0	3.3	0.0	1.1
Income (loss) from discontinued operations (net of income tax (benefit) expense)	(0.2)	0.0	(0.2)	0.3

Net income (loss)	0.8%	7.0%	(0.9%)	4.2%

Three Months Ended September 30, 2006, as Compared to the Three Months Ended October 1, 2005
     Net Sales. Our net sales for the quarter ended September 30, 2006 were $92.9 million, representing an increase of 27.8% over net sales of $72.7 million in the quarter ended October 1, 2005, primarily attributable to continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions along with revenue contribution from our Compex acquisition.
     The following table sets forth the geographic mix of our net sales by segment for the third quarter of 2006 compared to the third quarter of 2005 (in thousands):

	Domestic			International			Total
	September 30,	October 1,	%	September 30,	October 1,	%	September 30,	October 1,	%
	2006	2005	Growth	2006	2005	Growth	2006	2005	Growth
Orthopedic Rehabilitation Division	$61,433	$46,252	32.8%	$16,248	$12,025	35.1%	$77,681	$58,277	33.3%
Surgical Implant Division	12,654	10,994	15.1%	2,576	3,455	(25.4)%	15,230	14,449	5.6%

Total	$74,087	$57,246	29.4%	$18,824	$15,480	21.6%	$92,911	$72,726	27.8%

     Our Orthopedic Rehabilitation Division net sales of $77.7 million in the third quarter of 2006 increased 33.3% over net sales of $58.3 million in the third quarter of 2005, principally due to net sales attributable to Compex’s operations after Encore acquired Compex on February 24, 2006. During the third quarter of 2006, we completed several initiatives related to the integration of the Compex sales force, including integration of the Compex sales function onto the information technology systems used by our Empi subsidiary, sales territory realignment, redesigned compensation and reporting structures and other activities related to positioning our sales force to operate efficiently on a combined basis. Our management believes that these integration activities negatively impacted Orthopedic Rehabilitation Division net sales in the third quarter of 2006 and expects that such negative impact will dissipate as the Compex sales force integration is completed over the next two quarters.

     Our Surgical Implant Division achieved net sales of $15.2 million in the third quarter of 2006, representing a 5.6% increase over revenue of $14.4 million in the third quarter of 2005, driven primarily by sales growth in our shoulder and knee product lines. The Surgical Implant Division’s domestic net sales represented $12.7 million or 83.1% of the Surgical Implant Division’s net sales and increased 15.1% in the third quarter of 2006 from the third quarter of 2005. Domestic net sales were offset by a decrease of $0.9 million in international net sales when compared to the prior year period due to sales attributable to the geographic expansion of our international business in the third quarter of 2005.
     In the third quarter of 2006, our sales of new products, which are products that have been on the market less than one year, were $5.4 million compared to third quarter 2005 new product sales of $3.5 million.
     Gross Margin. We achieved gross margin of 62.0% in the third quarter of 2006, compared to gross margin of 61.8% in the third quarter of 2005. Our Orthopedic Rehabilitation Division gross margin in the third quarter of 2006 was 59.9% compared to a gross margin of 57.4% in the third quarter of 2005. Surgical Implant Division gross margin of 72.8% in the third quarter of 2006 decreased over gross margin of 79.2% in the third quarter of 2005, due primarily to reduced production volumes in the third quarter of 2006 as inventory requirements for new product introductions were completed, compared to higher production volumes in the prior year period.
     Selling, General and Administrative. Our selling, general and administrative expense increased to $44.1 million in the third quarter of 2006 from $30.9 million in the third quarter of 2005. As a percentage of net sales, selling, general and administrative expense increased to 47.5% from 42.5% in the prior year third quarter. The increase in selling, general and administrative expense is due to additional expenses associated with the addition of Compex, higher expenses related to acquisition integration and higher commissions associated with increased sales. In addition, we recorded $1.4 million in expenses incurred in connection with the proposed merger with affiliates of The Blackstone Group and we recorded approximately $1.0 million of employee stock-based compensation in the third quarter of 2006 in connection with the implementation of SFAS 123R as of January 1, 2006, compared to no employee stock-based compensation in the third quarter of 2005. These expenses were partially offset by a $1.2 million reduction of incentive compensation expense previously recorded during 2006, based on Encore’s quarterly evaluation of estimated total incentive compensation expected to be paid at year end.
     Research and Development. Our research and development expense increased to $2.9 million for the third quarter of 2006 from $2.5 million for the third quarter of 2005. The addition of Compex research and development expenses contributed to this increase. As a percentage of net sales, research and development expense decreased to 3.1% from 3.4% in the prior year third quarter.
     Operating Income. In the third quarter of 2006, we achieved operating income of $10.6 million, or 11.4% of net sales, compared to operating income of $11.6 million, or 15.9% of net sales, in the third quarter of 2005. Operating income in the third quarter of 2006 was negatively impacted by $1.5 million of Compex integration expenses related to severance, restructuring and other integration costs, $1.0 million of employee stock-based compensation expense related to the adoption of SFAS 123R compared to no employee stock-based compensation expense in the third quarter of 2005, and $1.4 million of expenses incurred in connection with the merger with affiliates of The Blackstone Group, which was announced on June 30, 2006, and closed on November 4, 2006. These expenses were partially offset by the reduction of previously recorded incentive compensation expense discussed above.
     Interest Expense. Our interest expense increased to $8.0 million in the third quarter of 2006 compared to interest expense of $7.0 million in the third quarter of 2005. The increase in interest expense in the third quarter of 2006 over the prior year period was principally driven by higher interest rates on the floating portion of Encore’s outstanding indebtedness and the impact of additional borrowings in connection with the Compex acquisition. At September 30, 2006, we had approximately $336.7 million of long-term debt compared to $339.8 million at July 1, 2006.
     Provision for Income Taxes. For the third quarter of 2006, we recorded approximately $1.8 million of income tax expense on pre-tax income of approximately $2.7 million. Our effective tax rate was negatively impacted by non-deductible stock-based compensation expense and other non-deductible expenses.
     Income (loss) from Continuing Operations. We recorded income from continuing operations of $0.9 million, or $0.01 per fully diluted share, in the third quarter of 2006 compared to income from continuing operations of $2.7 million, or $0.05 per fully diluted share, in the third quarter of 2005. Our income from continuing operations in the third quarter of 2006 was negatively impacted by expenses related to the Compex integration, employee stock-based compensation expense and costs related to the proposed merger with affiliates of The Blackstone Group, partially offset by the reduction of previously recorded incentive compensation expense, as discussed above.

     Discontinued Operations. In the third quarter of 2006, we reported a net loss of $0.2 million from discontinued operations, which was attributable to the divestiture of our US Consumer product line. In the third quarter of 2005, we reported income from discontinued operations of approximately $0.02 million. We also reported a $2.4 million gain, or $0.05 per fully diluted share, from the divestiture of certain assets which comprised our soft goods product line in the prior year period.
     Net Income. We recognized net income for the third quarter of 2006 of $0.8 million, or $0.01 per fully diluted share, compared to net income of $5.1 million, or $0.10 per fully diluted share, in the third quarter of 2005 based on the factors discussed above.
Nine Months Ended September 30, 2006, as compared to the Nine Months Ended October 1, 2005
     Net sales. We achieved net sales of $275.7 for the nine months ended September 30, 2006, representing a 26.1% increase over net sales of $218.7 million for the comparable nine months ended October 1, 2005. The increase in net sales was driven by continued growth in both our Orthopedic Rehabilitation Division and Surgical Implant Division.
     The following table sets forth the geographic mix of our net sales for the first nine months of 2006 compared to the first nine months of 2005 (in thousands):

	Domestic			International			Total
	September 30,	October 1,	%	September 30,	October 1,	%	September 30,	October 1,	%
	2006	2005	Growth	2006	2005	Growth	2006	2005	Growth
Orthopedic Rehabilitation Division	$178,098	$138,134	28.9%	$51,701	$40,179	28.7%	$229,799	$178,313	28.9%
Surgical Implant Division	39,469	33,263	18.7%	6,470	7,138	(9.4)%	45,939	40,401	13.6%

Total	$217,567	$171,397	26.9%	$58,171	$47,317	22.9%	$275,738	$218,714	26.1%

     Our Orthopedic Rehabilitation Division net sales of $229.8 million for the nine months ended September 30, 2006 increased 28.9% over net sales of $178.3 million in the comparable nine month period in 2005. The increase in Orthopedic Rehabilitation Division net sales was principally driven by revenues associated with the Compex acquisition which occurred February 24, 2006 and increased sales in the division’s electrotherapy, traction and catalogue product lines. Orthopedic Rehabilitation Division net sales were negatively impacted on a year to date basis by a charge taken in the second quarter of 2006 of $5.6 million related to a provision for additional reserves related to accounts receivable acquired in the Compex acquisition. During the second quarter of 2006, additional information was obtained regarding the Compex payor mix and its accounts receivable collection rates and trends, which when applied against our own policies and procedures, resulted in a change in our estimate of the value of the acquired accounts receivable.
     Our Surgical Implant Division net sales of $45.9 million for the nine months ended September 30, 2006 increased 13.6% over net sales of $40.4 million in the comparable period in 2005. Surgical Implant Division domestic sales for the first nine months of 2006 increased 18.7% to $39.5 million compared to $33.3 million in the first nine months of 2005. Surgical Implant Division international sales of $6.5 million in the first nine months of 2006 decreased by $0.6 million over the prior year period international sales of $7.1 million. International sales from our Surgical Implant Division have decreased due to the increase in sales attributable to the geographic expansion of our international business during the first nine months of 2005. The overall increase in our Surgical Implant Division has been driven primarily by growth in our shoulder and knee product lines for the year to date period.
     For the nine month period ended September 30, 2006, sales of new products, which are products that have been on the market less than one year, accounted for $20.1 million, compared to new product sales of $9.2 million during the nine month period ended October 1, 2005.

     Gross Margin. Our gross margin as a percentage of net sales of 60.7% for the first nine months of 2006 compared to an equivalent gross margin of 60.7% in the first nine months of 2005. Our Orthopedic Rehabilitation Division gross margin increased to 57.7% in the first nine months of 2006 from 56.5% in the first nine months of 2005. For the nine months ended September 30, 2006, gross margin on a consolidated basis and gross margin for the Orthopedic Rehabilitation Division were negatively impacted by $5.6 million of expense for additional reserves related to accounts receivable acquired in the Compex acquisition and $0.8 million of expense related to the write up to fair market value of inventory acquired in the Compex acquisition. Our Surgical Implant Division gross margin decreased to 75.7% in the first nine months of 2006 compared to gross margin of 78.8% in the first nine months of 2005. The decrease in our Surgical Implant Division’s gross margin during this period, as a percentage of net sales, was due primarily to reduced production volumes in the third quarter of 2006 as inventory requirements for new product introductions were completed, compared to higher production volumes in the prior year period.
     Selling, General and Administrative. Our selling, general and administrative expenses increased to $129.9 million in the first nine months of 2006 compared to $94.0 million in the first nine months of 2005. As a percentage of net sales, selling, general and administrative expense increased to 47.1% compared to 43.0% in the first nine months of the prior year, due primarily to additional expenses associated with the addition of Compex, higher commissions associated with increased sales, higher expenses related to acquisition integration and $1.4 million in expenses incurred in connection with the proposed merger with affiliates of The Blackstone Group. In addition, we recorded approximately $2.8 million of employee stock-based compensation expense in the first nine months of 2006 in connection with the implementation of SFAS 123R as of January 1, 2006, compared with no such expense for the same period in 2005.
     Research and Development. Our research and development expense increased significantly to $13.0 million for the first nine months of 2006 compared to research and development expense of $7.4 million for the first nine months of 2005 representing an increase of $5.6 million. As a percentage of net sales, research and development expense increased to 4.7% compared to 3.4% in the first nine months of the prior year, primarily driven by $3.9 million of in-process research and development (“IPR&D”) costs associated with the Compex acquisition, the addition of ongoing Compex research and development costs and higher product development costs.
     Operating Income. We achieved operating income of $24.5 million, or 8.9% of net sales, compared to operating income of $31.2 million, or 14.3% of net sales, in the comparable period in 2005. Operating income for the nine months ended September 30, 2006 was negatively impacted by the $5.6 million of expense for additional reserves related to accounts receivable acquired in the Compex acquisition, $0.8 million expense related to the write up to fair market value of inventory acquired in the Compex acquisition, $3.9 million write-off of IPR&D costs associated with the Compex acquisition, $2.2 million of Compex integration expenses related to severance, restructuring and other integration costs, $3.0 million of employee stock-based compensation expense related to the adoption of SFAS 123R compared to no employee stock-based compensation expense in the comparable period in 2005, and $1.4 million of expenses incurred in connection with the merger with affiliates of The Blackstone Group as described above.
     Interest Expense. Our interest expense increased to $23.5 million in the first nine months of 2006 from $21.4 million in the first nine months of 2005. The comparative increase for the first nine months of 2006 interest expense over the prior year period was principally driven by higher interest rates on the floating portion of our outstanding indebtedness and increased borrowings to finance the Compex acquisition in February 2006 as described above.
     Provision for Income Taxes. For the first nine months of 2006, we recorded approximately $3.2 million of income tax expense on pre-tax income of approximately $1.4 million due to the recording of $3.9 million of IPR&D costs in the first quarter of 2006. The write-off of IPR&D is not deductible for tax purposes. In addition to the IPR&D impact, our effective tax rate was also negatively impacted by non-deductible stock-based compensation and other non-deductible expenses for the nine months ended September 30, 2006.
     Income (loss) from Continuing Operations. For the nine months ended September 30, 2006, we recorded a net loss from continuing operations of $1.9 million, or $0.03 per fully diluted share, compared to net income from continuing operations of $6.2 million, or $0.12 per fully diluted share, in the same period in 2005. Income from continuing operations for the nine months ended September 30, 2006 was negatively impacted by the increase in expense for additional reserves related to accounts receivable acquired in the Compex acquisition, expense related to the write up to fair market value of inventory acquired in the Compex acquisition, the write-off of IPR&D costs associated with the Compex acquisition, Compex integration expenses related to severance, restructuring and other integration costs, employee stock-based compensation expense related to the adoption of SFAS 123R and costs related to the proposed merger with affiliates of The Blackstone Group as described above.

     Discontinued Operations. In the first nine months of 2006, we reported a loss of $0.6 million, or $0.01 per fully diluted share, from discontinued operations, which was attributable to the US Consumer product line assets we sold on June 30, 2006. For the nine months ended October 1, 2005, we reported income from discontinued operations of approximately $0.6 million. We also reported a $2.4 million gain from the divestiture of certain assets which comprised our soft goods product line in the prior year period, for a combined net income result of $0.06 per fully diluted share, from discontinued operations.
     Net Income (loss). For the first nine months of 2006 we had a net loss of $2.6 million, or $0.04 per fully diluted share compared to net income of $9.1 million, or $0.17 per fully diluted share in the first nine months of 2005 based on the factors discussed above.
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
     We sell our Orthopedic Rehabilitation Division products through a variety of distribution channels. Our clinical rehabilitation products are sold to dealers. Sales are recorded at the time the product is shipped to the dealer. Dealers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products and have no price protection. For our home therapy products, we recognize wholesale revenue when we ship our products to our wholesale customers. We recognize home therapy retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient’s insurance has been verified. We recognize revenue for product shipped directly to the patient at the time of shipment. For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.
     We sell our Surgical Implant Division products through a network of independent sales representatives in the United States, as well as distributors outside the United States. We record revenues from sales made by sales representatives, who are paid commissions upon the ultimate sale of the products, at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. Revenues are recorded from sales to customers outside the United States at the time the product is shipped to the distributor. Our international distributors, who sell the products to their customers, take title to the products, have no rights of return, and assume the risk for credit and obsolescence. Distributors are obligated to pay us within specified terms, regardless of when they sell the products. In addition, there is no price protection available to distributors.
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
     At September 30, 2006, we had goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, Net
Orthopedic Rehabilitation Division	$319,820	$104,203
Surgical Implant Division	10,256	3,160

Total	$330,076	$107,363

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
     Our gross deferred tax asset balance is approximately $27.4 million at September 30, 2006 and primarily relates to receivable and inventory reserves, accrued compensation and net operating loss carryforwards. As of September 30, 2006, we have recorded a valuation allowance of $3.1 million due to uncertainties related to our ability to realize certain foreign net operating loss carryforwards acquired in connection with the Empi and Compex acquisitions.

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
Recent Accounting Pronouncements
     In February 2006, the FASB issued Staff Position No. FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event” (“FSP FAS 123R-4”). FASB Staff Position FSP FAS 123R-4 amends SFAS 123R to require evaluation of the probability of occurrence of a contingent cash settlement event in determining whether the underlying options or similar instruments issued as employee compensation should be classified as liabilities or equity. On the date the contingent event becomes probable of occurring the award must be recognized as a liability. On that date, the company recognizes a share-based liability equal to the portion of the award attributed to past service and any provision for accelerated vesting, multiplied by the fair value of the award on that date. We recently entered in the Agreement to be acquired by an affiliate of Blackstone. When consummated, the Transaction triggers an acceleration clause in our employee stock option plan which would result in cash settlement for employee options. As of September 2006, we did not believe the Transaction was probable under FSP FAS 123R-4 due to the presence of certain unfulfilled conditions, including the approval of the Transaction by our stockholders, that were required to be satisfied before the Transaction was concluded. See Note 1 for a discussion of the impact of the accelerated vesting of our stock options upon completion of the transaction.
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

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) “considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. Registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approach (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Importantly, if correcting the item in the current year materially affects the current year but yet the item was not material in any prior year, “the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements”. However, in this circumstance, correcting prior year financial statements for immaterial errors does not require amending previously filed financial statements, rather the correction can be made the next time the prior year financial statements are filed. We have determined that the impact, if any, of adopting the provisions of SAB 108 on our financial condition would be insignificant.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” (“FAS 157”). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that FAS 157 will have on our results of operations and financial position.
Liquidity and Capital Resources
     Cash Flows
     During the nine months ended September 30, 2006, our operating activities provided $19.3 million of cash and cash equivalents as compared to the nine months ended October 1, 2005, when our operating activities provided cash of $18.7 million, resulting in an increase of $0.6 million. Our net income (loss), adjusted for non-cash items, provided $22.1 million in operating cash flow during the first nine months of 2006, which represents a decrease of $1.8 million compared to the $23.9 million provided during the first nine months of 2005. Our gross accounts receivable used $0.7 million of cash during the first nine months of 2006 while in the same period in the prior year our gross accounts receivable provided $0.4 million of cash, resulting in a net decrease in cash flow of $1.1 million. Our gross inventory used $8.6 million during the first nine months of 2006 compared to $8.7 million during the first nine months of 2005, resulting in a net increase in the use of cash flow of $0.1 million. In addition, our prepaid expenses and other assets and liabilities provided $2.8 million of cash compared to the first nine months of 2005 when these assets used $1.0 million of cash, resulting in an increase in cash flow of $3.8 million. Finally, our outstanding balances of accounts payable and accrued liabilities provided cash of $2.8 million during the first nine months of 2006, compared to an equivalent $2.8 million for the first nine months of 2005. Prior to the adoption of SFAS 123R, we presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option”. SFAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow in cash provided by financing activities. For the nine months ended September 30, 2006, our excess tax benefit associated with stock option exercises totaled approximately $1.3 million, and this reclassification resulted in a decrease in our operating cash flow.
     Investing activities used $12.3 million of cash in the first nine months of 2006 compared to $17.9 million in the first nine months of 2005, representing a $5.6 million decrease in cash used for investing activities. In the first nine months of 2005 we used $15.1 million in cash to purchase the assets of OTI, along with $6.0 million in net cash payments to settle Empi acquisition contingencies. Our first quarter 2006 acquisition of Compex was primarily financed through the issuance of our common stock. The comparative increase in cash flow related to acquisitions was offset by an additional $4.9 million of cash used for purchases of property and equipment in the first nine months of 2006 and approximately $1.1 million of transaction costs related to the Compex acquisition.
     Cash provided by financing activities in the nine month period ended September 30, 2006 of $7.4 million increased $6.4 million compared to the prior year period, when cash provided by financing activities was $1.0 million. Our net borrowings or the difference between proceeds from borrowings and related debt payments, provided $1.2 million of cash in the first nine months of 2006, compared to net borrowings providing cash of $1.0 million in the first nine months of 2005. In the first nine months of 2006, we borrowed $25.3 million under our revolving credit facility in connection with our Compex acquisition. We used $24.1 million to repay long-term debt, $17.3 million of which represented a retirement of bank debt acquired from Compex. During the first nine months of 2005, we borrowed $14.7 million under our revolving credit facility to finance our acquisition of OTI. We also used $13.7 million to repay long-term debt in connection with our regularly scheduled principal payments. In addition, during the first nine months of 2006 we received approximately $4.9 million in proceeds from option exercises, of which $4.2 million was principally exercises by former Compex executives and employees.

     Indebtedness — Pre-Transaction
     Since our inception, we have financed our operations through the sale of equity securities, borrowings and cash flow from operations. On October 4, 2004, we entered into a senior credit facility that provides for aggregate borrowings of up to $180 million, comprised of a five-year $30 million revolving credit facility and a six-year $150 million term loan facility. Borrowings under the term loan facility were used to finance the cash portion of our purchase price for the Empi acquisition. In February 2005, we borrowed $14.7 million from our existing revolving credit facility to finance the OTI asset acquisition. During the nine months ended September 30, 2006, in connection with the Compex acquisition, we amended the senior credit facility to increase the revolving credit facility from $30 million to $50 million and borrowed $25.3 million from our revolving credit facility to repay long-term debt, including Compex’s existing debt. The remaining $10.0 million available under our revolving credit facility as of September 30, 2006 can be used by us for general corporate purposes, subject to certain limitations.
     We executed various security documents, and we pledged to the lenders all of our domestic assets and 66% of the equity holdings of our foreign subsidiaries to secure the financing under the existing senior credit facility. The interest rate under the existing senior credit facility is dependent upon, among other things, our total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. Based on that ratio as of September 30, 2006, our interest rate is 7.81% and is equal to Bank of America’s base rate plus 0.5%, or the London Interbank Offered Rate (LIBOR) plus 3.00%. Our outstanding balance owed under the existing senior credit facility was $170.2 million as of September 30, 2006. We intend to repay all amounts outstanding under the existing senior credit facility as part of the Transactions.
     Additionally, on October 4, 2004, in connection with the financing for the Empi acquisition, our subsidiary, Encore Medical IHC, Inc., sold to investors $165.0 million in aggregate principal amount of 9.75% senior subordinated notes due 2012 at a purchase price of 99.314% of the principal amount of the notes. The 9.75% notes are guaranteed by Encore and certain of the subsidiaries of Encore Medical IHC, Inc. Interest on the notes accrues at the rate of 9.75% per annum and is payable semi-annually on April 1 and October 1. As of September 30, 2006 the outstanding principal amount of the 9.75% notes was approximately $164.0 million. As part of the Transactions, on October 13, 2006, we commenced a cash tender offer to purchase any and all of the outstanding 9.75% notes and a related consent solicitation to solicit the consent of the holders of the 9.75% notes to amend the indenture governing those notes to eliminate substantially all of the restrictive covenants and certain events of default, amend certain provisions of covenants relating to the merger and consolidation of Encore, Encore Medical IHC, Inc. and the subsidiary guarantors and make changes to certain terms of the defeasance provisions (and make related changes in the 9.75% notes).
     Indebtedness — Post Transaction
     After the consummation of the Transaction, we will be highly leveraged. As of November 4, 2006, we have outstanding approximately $550.0 million in aggregate indebtedness, and we have an additional $50.0 million of available borrowings under our new revolving credit facility. Our liquidity requirements will be significant, primarily due to debt service requirements.
     We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our new revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt repayment obligations and potential new product acquisitions.
     While we currently believe that we will be able to meet all of our financial covenants imposed by our new senior secured credit agreement, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to our senior secured credit agreement in the future.
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

     New Senior Secured Credit Facilities
     Overview. As of November 4, 2006, our new senior secured credit facilities consist of a $350.0 million term loan facility and a $50.0 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans.
     Interest Rate and Fees. Borrowings under the new senior secured credit facilities will bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in US dollars for the interest period relevant to such borrowing adjusted for maximum reserves. We expect that the initial applicable margin for borrowings under the term loan facility and the revolving credit facility will be 1.50% with respect to base rate borrowings and 2.5% with respect to Eurodollar borrowings. The applicable margin for borrowings under each facility may be reduced subject to our attaining certain leverage ratios.
     In addition to paying interest on outstanding principal under the senior secured credit facilities, we will be required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We must also pay customary letter of credit fees.
     Amortization. We are required to repay amortization (payable in equal quarterly installments) on the loans under the term loan facility in an amount equal to 1.00% of their funded total principal amount during the first six years and nine months following the closing of the new senior secured credit facilities, with the remaining amount payable at maturity which is seven years from the date of the closing of the senior secured credit facilities.
     Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, which is six years from the date of the closing of the senior secured credit facilities.
     Certain Covenants and Events of Default. The senior secured credit agreement will contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most or all of our subsidiaries’) ability to:
•	incur additional indebtedness or issue preferred stock;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and other restricted payments;

•	make investments, loans or advances;

•	make capital expenditures;

•	repay subordinated indebtedness (including the New Senior Subordinated Notes);

•	make certain acquisitions;

•	engage in certain transactions with affiliates;

•	amend material agreements governing our subordinated indebtedness (including the New Senior Subordinated Notes);

•	enter into certain burdensome agreements;

•	change our lines of business; and

•	change the status of Grand Slam Holdings as a passive holding company.

     In addition, the senior secured credit agreement will require us to maintain the following financial covenants:
•	a maximum consolidated total leverage ratio; and

•	a minimum interest coverage ratio.
     The senior secured credit agreement will also contain certain customary affirmative covenants and events of default.
     New Senior Subordinated Notes
     The indenture governing the New Senior Subordinated Notes will limit our (and most or all of our subsidiaries’) ability to:
•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make other distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.
     Subject to certain exceptions, the indenture governing the New Senior Subordinated Notes will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
Recent Developments
     On November 4, 2006, an affiliate of Blackstone Capital Partners V L. P. (“Blackstone”) by way of merger with Encore Medical Corporation, acquired a 95.8% interest in Encore. Encore became the ultimate parent corporation of Encore Medical Holdings LLC (“Holdings”), Encore Medical Finance LLC (“Encore Finance”), and Encore Medical Finance Corp. (“Encore Finance Corp.”). Holdings, directly or indirectly through its subsidiaries, owns all of the operating assets of Encore. The remaining 4.2% ownership in Encore is held by members of management of Encore.
     Under the terms of the agreement our stockholders received $6.55 in cash for each share of our common stock they held upon consummation of the Transaction. The Transaction was financed through a combination of equity contributed by Blackstone and debt financing. Upon the closing of the Transaction, shares of our common stock ceased to be traded on the NASDAQ Global Market. A more detailed description of the agreement and the Transaction are available in the Form 8-K filed with the SEC on November 3, 2006 and in the definitive proxy statement filed with the SEC on October 3, 2006 and mailed to our stockholders on October 4, 2006.
     Except for certain options held by our executive officers, each outstanding option to purchase common stock of Encore which was vested or which by its terms would have become vested at the effective time of the Transaction, was canceled in exchange for the right to receive, for each share of common stock issuable upon exercise of such option, cash in the amount equal to the excess, if any, of $6.55 over the exercise price per share of any such options, multiplied by the number of shares of our common stock for which such option was exercisable immediately prior to the effective time of the Transaction. Options owned by the executive officers which had not been exercised at or prior to the effective time of the Transaction remain outstanding and continue as options to purchase a percentage of shares of the common stock of the surviving company that corresponds to the percentage of the fully diluted equity of Encore represented by the shares underlying the options.
     The following capitalization and financing transactions occurred in connection with the merger:
•	$357.0 million cash equity investment in Encore by Blackstone which was used to partially acquire the outstanding shares of Encore’s common stock and the outstanding options to acquire Encore’s common stock;

•	Encore Medical Finance LLC (“Encore Finance”) entered into a new credit agreement that provided for new senior secured term loans totaling $350.0 million, all of which was borrowed at closing, and a new revolving loan facility of $50 million, of which zero was outstanding at closing; and

•	Encore Finance and Encore Medical Finance Corporation issued and sold $200.0 million of 11.75% senior subordinated notes due 2014.
The proceeds from the financing transactions were used to:
•	complete the acquisition of the ownership in Encore not acquired using the cash equity contributions by Blackstone;

•	repay all indebtedness under our existing senior credit facility;

•	repurchase our 9.75% senior subordinated notes due 2008 and pay related bond tender premium and consent fees, pursuant to a tender offer and consent solicitation;

•	pay the cash related fees and expenses of the merger and the related financing transactions; and

•	fund the cash portion of a proposed acquisition of a privately-held medical device company located outside the United States. If the proposed acquisition is not completed by November 30, 2006, we will repay $10.0 million of term loan borrowings.
In connection with the closing of the merger, our closing financial statements will reflect certain items, including but not limited to:

•	recognition of approximately $6.3 million of stock-based compensation expense associated with the accelerated vesting of our stock options which occurred upon the change in control;

•	recognition of approximately $8.4 million of expense for unamortized debt issue costs associated with our senior credit facility and 9.75% senior subordinated notes; and

•	recognition of approximately $538,000 of gain valued at September 30, 2006, due to the sale of our current interest rate swap as a result of the repayment of our senior credit facility.
          We also incurred costs of $1.4 million directly related to the merger during the three months and nine months ended September 30, 2006. Such costs are reflected in sales and administrative expenses in the accompanying statements of operations.
Related Party Transactions
     We and certain of our affiliates may be deemed to have been participants in the solicitation of proxies in connection with the Transaction. A description of the interests of certain of our directors and executive officers in Encore is set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Additional information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of proxies in connection with the Transaction, and a description of their interests in the Transaction, as well as the interests of our executive officers and directors, are set forth in our proxy statement for its 2006 annual meeting filed with the SEC on April 12, 2006, and in the definitive proxy statement filed with the SEC on October 3, 2006.
Forward Looking Statements
     Except for the historical information contained herein, the matters discussed are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, such as quarterly fluctuations in operating results, the timely availability of new products, the impacts of competitive products and pricing, the ability to grow the distribution networks for our products, the ability to continue to obtain long-term financing, our substantial leverage and debt service requirements and the ability to locate and integrate past and future acquisitions. Additionally, we are subject to other risks and uncertainties set forth in our filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from any forward-looking statements made herein.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.
     Interest Rate Risk
     Our primary exposure is to changing interest rates. We are exposed to interest rate risk in connection with our Credit Facility, which bears interest at floating rates based on the London Interbank Offered Rate (LIBOR) or Bank of America’s base rate plus 0.5%. Our outstanding balance under this agreement was $170.2 million as of September 30, 2006. We have historically managed our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. Our $200 million credit facility was based on variable interest rates. During 2004, we swapped variable rates for fixed rates on $50 million of the borrowing under the Credit Facility, thereby locking in a fixed rate on this portion of the principal. A hypothetical 1% increase in variable interest rates for the Credit Facility would have impacted our earnings and cash flow, for the period ended September 30, 2006, by approximately $901,000. All of our other debt was fixed rate debt at September 30, 2006. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.
     Foreign Currency Risk
     As we continue to expand our business through acquisitions and organic growth, the sales of our products in European markets that are denominated in Euros has increased. As a result, the impact of currency fluctuations on our operating results has been partially affected. During the first nine months of 2006, our average monthly Euro sales approximated $5.5 million.
     Our exposure to fluctuations in the Euro arises because certain of our subsidiaries’ results are recorded in euros and then translated into U.S. dollars for inclusion in our consolidated financial statements and certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. For example, our principal German subsidiary records the majority of its revenues and certain of its expenses in euros. Our German subsidiary’s results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Euro. During a period in which the U.S. dollar strengthens versus the Euro, our reported consolidated net sales will be lower than they might otherwise have been because net sales earned in euros will translate into fewer U.S. dollars. In addition, our German subsidiary purchases the majority of its product inventory in U.S. dollars, with the purchase translated into euros at the time of payment, and the inventory expense recognized in euros at the time of sale. In addition, our Swiss subsidiary acquired in the Compex acquisition whose functional currency is euros must pay a portion of its operating expenses in Swiss francs. Our U.S. operations are also subject to risk associated with international currency exchange rates on purchases of inventory from a small number of foreign suppliers in foreign currencies. The assets and liabilities of our foreign subsidiaries that are reflected on our consolidated balance sheet are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, while the net sales and operating expenses of our foreign subsidiaries that are reflected on our consolidated statements of operations are translated into U.S. dollars at the weighted-average exchange rate for the reporting period. The resulting translation adjustments are recorded in stockholders’ equity as accumulated other comprehensive income or loss. Accordingly, changes in currency exchange rates will cause our net income and stockholders’ equity to fluctuate from period to period.
     Our German subsidiary periodically utilizes international currency derivatives to limit its risk to currency fluctuations. These derivatives are typically in the form of forward currency contracts used to manage currency fluctuation on purchases of inventory denominated in U.S. dollars. We did not have any foreign currency derivatives outstanding as of September 30, 2006.
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
Changes in Internal Control Over Financial Reporting
     We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On July 7, 2006, a purported class action complaint, Louis Dudas et al. v. Encore Medical Corporation et al., was filed against us and our directors in the District Court of Travis County, Texas, 345th Judicial District. On July 18, 2006, a second purported class action complaint, Robert Kemp et al. v. Alastair J. Clemow et al. (the “Delaware Action”) was filed by a putative stockholder of Encore in the Court of Chancery of the State of Delaware, New Castle County, against us and our directors. Blackstone, Grand Slam Holdings, LLC, and Grand Slam Acquisition Corp. are also named as defendants in the Delaware Action.
     Both complaints seek to enjoin the proposed acquisition of Encore by Blackstone on grounds that our directors breached their fiduciary duties by agreeing to an allegedly inadequate acquisition price. The complaints allege that our directors will receive substantial benefits from the acquisition that supposedly will not be shared with other stockholders, and that the directors and Blackstone timed the acquisition so that the agreement would be announced before we released our second quarter 2006 financial results, which allegedly would have caused the stock price to rise. The complaints further allege that the directors who approved the transaction were not sufficiently independent and disinterested and did not conduct a competitive auction and did not obtain an adequate price from Blackstone for the merger. The complaints seek, among other things, injunctive relief to enjoin the consummation of the acquisition and rescind any actions that have already been taken to consummate the acquisition; rescissory damages; and the plaintiffs’ reasonable costs and attorneys’ fees and expert fees. The Delaware Action also seeks an accounting of all “profits and any special benefits” obtained by our directors and asserts a claim for damages on behalf of the putative class.
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
Item 2. Unregistered Sales of Equity Securities And Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     A special meeting of our stockholders was held on November 2, 2006. At the meeting, our stockholders acted on the following matters:
     To adopt the Agreement and Plan of Merger dated as of June 30, 2006, by and among Encore Medical Corporation, Grand Slam Holdings, LLC, and Grand Slam Acquisition Corp. by the following vote:

For	Against	Abstain
52,713,603	461,195	55,070
     To approve the adjournment or postponement of the special meeting if necessary or appropriate to solicit additional proxies if there are not sufficient votes to adopt the Merger Agreement by the following vote:

For	Against	Abstain
47,861,228	5,179,360	219,280
Item 5. Other Information
     None.
Item 6. Exhibits
a) Exhibits
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

November 9, 2006 Date	By:	/s/ Kenneth W. Davidson Kenneth W. Davidson, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 9, 2006	By:	/s/ William W. Burke

Date		William W. Burke, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)